Form 10-K405
period 1994-12-31
APCO ARGENTINA INC/NEW
filed 1995-04-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)
         For the transition period from ______________ to ____________
                         Commission file number 0-8933


                              APCO ARGENTINA INC.
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                             _
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

          P. O. BOX 2400
          TULSA, OKLAHOMA                                             74102
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:  (918) 588-2164


          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
        None                                            None

          Securities registered pursuant to Section 12(g) of the Act:
                ORDINARY SHARES $.01 PAR VALUE (TITLE OF CLASS)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [x]      NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 24, 1995, was $37,873,493. This value was calculated based upon the average bid and asked prices of the registrant's stock of $14.50 on March 24, 1995, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

          At March 24, 1995 there were outstanding 7,360,195 shares, $.01 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                      None

                                   P A R T  I

ITEM I.       BUSINESS

(A)           GENERAL DEVELOPMENT OF BUSINESS

              Apco Argentina Inc. is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. The principal business of the Company is its 47.6 percent participation in a joint venture engaged in the exploration, production, and development of oil and gas in the Entre Lomas concession located in southern Argentina. The Company also owns a 1.5 percent participation in the Acambuco joint venture, an oil and gas exploration and development project located in northwest Argentina.

              During 1994, the Company received approximately $12.8 million in distributions and dividends from the Entre Lomas joint venture.

(B)           FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

              None.

(C)           NARRATIVE DESCRIPTION OF BUSINESS

ENTRE LOMAS

              The Company participates in a joint venture with Petrolera Perez Companc S.A. ("Petrolera") and Maipu Inversora S.A., the current owner of the participation interest originally held by Compania Naviera Perez Companc S.A. ("Naviera"). Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquen in southern Argentina.
The Company's interest in the joint venture totals 47.6 percent of which 23 percent is a direct participation and 24.6 percent is owned indirectly by virtue of the Company's 33.6 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a 73.15 percent direct interest in the joint venture.

YPF CONTRACTS

              In 1967, Yacimientos Petroliferos Fiscales ("YPF") sought bids for the development of the Entre Lomas area. Naviera won the bidding.
Contract No. 12,507, dated March 13, 1968, between YPF and Naviera permitted the Entre Lomas joint venture to explore for, develop, and produce oil in the Entre Lomas area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from direct ownership of the mineral resources involved. Under existing Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

JOINT VENTURE AGREEMENTS

              On April 1, 1968, Naviera and Petrolera entered into a joint venture agreement with Apco Oil Corporation pursuant to which Petrolera became operator of the Entre Lomas area. On July 1, 1970, Apco Oil Corporation transferred its interest in the Entre Lomas area to Apco Argentina Inc. Similar joint venture agreements among the Company, Naviera and Petrolera for the development of natural gas and extraction of propane and butane were entered into February 29, 1972, and March 23, 1977, respectively.

DEREGULATION

              The Argentine government, in an effort to implement a program to establish complete deregulation of the energy industry in Argentina, issued three decrees from August through December 1989. On November 8, 1989, decree 1212/89 was issued describing steps necessary to deregulate hydrocarbon production from existing production and development contracts, including Entre Lomas. The decree directed YPF to negotiate with producers the conversion of contracts to the concession or association system described in the 1967 Hydrocarbon Law 17,319, and gave owners of the converted contracts the right to freely dispose of their share of hydrocarbons produced at world prices. Complete deregulation of the Entre Lomas area was accomplished in two stages.

              On December 26, 1990, a conversion agreement among Petrolera, acting on behalf of the Entre Lomas joint venture, YPF and the Argentine government was finalized and executed. Under the agreement, which went into effect January 22, 1991, the Entre Lomas contract was converted to a concession giving the joint venturers ownership of produced oil at the wellhead and enabling them to freely sell their oil in internal or external markets. YPF received the right to take in kind 8 percent of all oil produced from the concession over the remaining life of the contract, and undertook to transport to a point of market and store all oil produced in the area at no charge. The joint venturers became responsible for the payment of provincial royalties equivalent to 12 percent of sales value adjusted for marketing costs. Natural gas produced beyond a certain level, defined by a production decline curve, along with all natural gas liquids produced, could be freely disposed of by the joint venturers. The volumes defined by the production decline curve were to be delivered to YPF with the joint venturers continuing to receive the exploitation and capital account prices, as specified under terms of the original gas contract. The remaining balance of the gas capital account payable to the joint venturers by YPF was to be repaid or amortized by future gas deliveries to YPF. Finally, the life of the concession, which was to expire in the year 2003 under contract 12,507, as amended, was extended through 2015. An option to extend the concession for an additional ten years, was granted to the joint venture.

              In February 1994, certain terms of the above described conversion agreement were modified. Such modifications severed all links between YPF and the Entre Lomas joint venture which remained pursuant to the original 1968 Entre Lomas contract. Effective March 1, 1994, the joint venture assumed responsibility for the costs of transportation, treatment and storage of oil produced in Entre Lomas and YPF relinquished its right to take in kind eight percent of the oil produced in the concession. In addition, deliveries of natural gas to YPF were no longer required, entitling the joint venturers to sell all gas produced in the open market. Finally, in March, YPF, paid the joint venture $8.7 million as payment for the outstanding balance of the gas capital account and other costs to be incurred by the joint venture as a result of the modifications. These changes completed the evolution of the Entre Lomas contract from an oil production service contract to an oil and gas exploration and production concession pursuant to the 1967 hydrocarbon law 17,319.

SALE OF OIL

              During 1994, the Entre Lomas joint venturers continued to sell oil to Interpetrol S. A., an Argentine oil trading company. The per barrel price paid by Interpetrol is based on the spot market price of West Texas Intermediate crude oil ("WTI") less a discount calculated by a complex formula which varies depending on whether oil is sold in Argentina, exported to bordering countries or exported to non-bordering countries. Interpetrol S.A. was the largest single customer of Entre Lomas oil in 1994, purchasing in excess of 40% of production. Entre Lomas oil was also sold to the refining consortium EG3 and to the San Lorenzo refinery. The existing arrangements with EG3 and San Lorenzo provide for an average discount from WTI of $1.93. These contracts are also scheduled to expire 1995. Market conditions permitting, Entre Lomas oil has also been sold in the spot market. The average discount from WTI for 1994 was $2.18.

              As described, the primary contracts under which Entre Lomas oil is sold expire in 1995. Negotiations are currently underway to replace these contracts with new ones containing more favorable discount terms.

              It is anticipated for the foreseeable future that Argentine oil will continue to be priced on the basis of WTI less a discount. The Entre Lomas partners have since 1991 benefited from a downward trend in the discount. This trend should continue and is due in large part to the growth of oil exports from Argentina, via contracts such as the one described previously with Interpetrol S.A. Exports increased significantly, during 1994, with the opening of the Trans-Andean oil pipeline to Chile. The opening of export markets for Argentine oil has modified somewhat the relationship between producers and refiners and contributed in large part to reductions in the discount from WTI.

SALE OF GAS

              In March 1994, the Entre Lomas joint venturers entered into a gas sales agreement with Litoral Gas S.A., the gas distribution company for the province of Santa Fe. Under the agreement, the joint venturers provide 28 million cubic feet of gas per day during the peak winter months and 25 million cubic feet per day during the remainder of the year. The price paid by the purchaser varies depending on seasonal demand. During 1994, prices averaged $1.13 per mmbtu, and are scheduled to escalate gradually to an average of $1.25 per mmbtu during the final year. Provisions exist to adjust the contract price should it diverge too much from the average sale price of gas produced in the Neuquen basin. The term of the contract is five years.

              As described on page 7, under "Gas Development," in July, the joint venture commenced gas production from the Entre Lomas field, long known to have gas production potential. Because this additional gas stream commenced during the period of peak winter demand in Argentina, the joint venturers were able to enter into a temporary arrangement with

Metrogas S.A., to purchase the additional volume. Prices under this arrangement are slightly higher than the Litoral Gas S.A. contract. However, during the summer months, as demand for gas diminished, Metrogas S.A. purchases from Entre Lomas were curtailed significantly.

              The joint venturers are currently seeking a long term outlet for gas production in excess of the volume commitment with Litoral Gas S.A. This will require proven deliverability of a critical mass of reserves for several years. The success of this undertaking will depend on the outcome of gas development efforts currently underway in the Entre Lomas field.

TRANSPORTATION

              Oil produced in the Entre Lomas concession is sold in Puerto Rosales and is shipped there through three separate pipelines. Historically, oil was shipped to YPF's Medanito tank farm through the joint venture's 10 inch pipeline with a daily capacity of 25,000 barrels per day. From Medanito, oil was transported to Allen terminal via a 16 inch line with a daily capacity of 130,000 barrels per day. Allen is connected to Puerto Rosales by two 14 inch lines with combined capacity of 175,000 barrels per day. The Medanito-Allen-Puerto Rosales oil pipeline network is owned by Oleoductos del Valle S.A. ("OLDELVAL"), a consortium of Argentine companies.

              In late 1994, the joint venture completed construction of an 8 inch, 6 3/4 mile pipeline connecting the Entre Lomas concession directly with the Medanito-Allen leg of the OLDELVAL pipeline system. The new pipeline accomplished three objectives: it reduced modestly the cost of transportation from the concession to Puerto Rosales, it enabled the joint venture to by-pass YPF's Medanito tank farm, thereby avoiding problems associated with delivering oil to a facility which receives crude oil from different sources, and it eliminated the high maintenance and repair costs associated with the original above ground lines to Medanito which were built 25 years ago. The new pipeline, which has a capacity of 16,000 barrels per day, went into operation July 1 after installation of an automated oil measurement facility.

              Since deregulation of the oil industry in 1991, production in the Neuquen basin has increased such that the OLDELVAL system connecting Medanito with Puerto Rosales operates at full capacity. Currently, the Entre Lomas allocation in this pipeline system is 11,600 barrels per day and the joint venture's ability to increase oil production is restricted by pipeline capacity.

              The new Trans-Andean oil pipeline to Chile with a capacity of 105,000 barrels per day went into operation in February 1994. It links oil fields in the Neuquen basin in Argentina with the Chilean city of Concepcion and its port Talcahuano. Because the new line originates close to three of the largest oil producing fields in Argentina that make significant use of the OLDELVAL system, it was believed this line would alleviate somewhat the transportation bottleneck to Puerto Rosales. This has not been the case. Sufficient idle capacity existed in these fields such that they continue to make important use of the OLDELVAL system while at the same time supplying volumes now being exported to Chile. The new pipeline is currently operating at 75% capacity.

              Oil production from the Neuquen basin is projected to continue increasing through the year 2000 requiring additional pipeline capacity. One such project to the Atlantic ocean, with an approximate initial capacity of 125,000 barrels per day, in now under consideration by YPF.

PETROLERA

              Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Major investment and distribution decisions are made by the joint venture and implemented by Petrolera. Petrolera has a board of 15 directors, 7 of whom are nominees of the Company and 8 of whom are nominees of Naviera or its affiliates. Petrolera's senior officers are generally the same as those of Naviera with other general office and field personnel being employed exclusively by Petrolera. The Company understands that Petrolera's sole business at present is its role as joint venture operator.

              With the assistance of its branch office in Buenos Aires, the Company obtains operational and financial data with which it monitors joint venture operations. The branch also provides technical assistance to Petrolera and makes recommendations regarding field operations.

DISTRIBUTIONS AND DIVIDENDS

              During 1994, the Company received direct distributions of $7.1 million and Petrolera dividends of $5.7 million. Future distributions will be dependent on the joint venture's ability to generate future profits and the level and timing of future investments in the area. Pursuant to a joint venture agreement dated January 31, 1986, whenever, during a two-month period, cash available to the joint venture exceeds its requirements and commitments, such excess shall be distributed, as soon as practicable, to the joint venturers.

OIL AND GAS INFORMATION

              The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas and El Caracol fields, located to the northwest of the main field complex also produce oil.

              The most prolific oil producing formation is called Tordillo which in the CB/PB field has generated 87% of all the oil produced in the concession. The Tordillo also produces associated gas which is consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. Other important formations are the Quintuco, which produces gas in CB/PB and oil in the Entre Lomas and El Caracol fields. Since inception 382 wells have been drilled in the concession, of which at year end, 279 are oil wells, 18 are gas wells and 73 are water injection wells. Reference is made to page 13 which presents this information in tabular form.

              The CB/PB and the El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB, primarily those developed since 1986, which lack injection. The El Caracol field has been under injection since 1989.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

              Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has since continued occurring primarily during the 1979-1981 and 1986-1988 drilling campaigns. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 66 injection wells. CB/PB can best be described as a mature oil field with remaining potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

              The future ultimate development of CB/PB is likely to result from a combination of expansion of secondary recovery throughout the entire producing field, selective infill drilling, continued step out drilling, and recompletion of existing wells with behind pipe reserves. The results of these programs can be enhanced, and higher percentage recoveries achieved, by improving the efficiency of the waterflood through various means. Such means include increasing the rate of water injection in areas of the field already under flood, increasing lift capacity to handle greater volumes of fluid by accelerating the conversion of wells from gas lift to pump, placing idle wells back on production, attempting to reduce the effects of channeling of injection water through the use of polymer treatments of both injection and producing wells, and by modifying existing patterns of injection.

              Although the CB/PB waterflood has been in operation since 1975, there has been insufficient water injected in some areas of the field already under injection and other areas in which there has not been injection to date. As a result, recoveries normally attributed to waterfloods after 15 to 20 years have not been attained and it is currently estimated that this field has a remaining productive life in excess of twenty years. Expansion and improvement of secondary recovery throughout this field is a primary emphasis for the joint venture.

              In January 1995, the joint venture implemented a polymer treatment pilot in CB/PB which included treating a combination of producing and injection wells. Several months of observation will be required to determine what result, if any, will be obtained from these treatments.

              Insofar as future drilling activity in the CB/PB field, it is felt that the oil/water contact, or the lowest structural point at which oil can be produced, is fairly well defined. Nevertheless, there remain undrilled step out locations in the flanks of the structure and selective infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners.

              In the CB/PB field, the Quintuco formation is gas productive. Most of the gas sold by the joint venturers is produced from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed and, until 1994, comprised virtually all of the company's proved gas reserves.

EL CARACOL FIELD

              The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty one wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been sufficiently favorable that in both 1993 and 1994 the estimate of proved producing reserves in this field was increased.

ENTRE LOMAS FIELD

              The Entre Lomas field is located in the central part of the concession to the northwest of CB/PB. This small oil field has recently exhibited good development potential and has been the site of the most productive wells drilled in the concession over the last three years. The Entre Lomas structure is cut by a fault near its crest. The oil field exists on the southwest/upthrown side of the fault. Recent drilling activity and testing of a well some distance from the remainder of the field, which well was originally abandoned in the 1960's, has expanded the downdip limits of this field. Currently, 20 wells are capable of production. The area of possible development potential could be sufficient to double the size of this field.

              Entre Lomas produces oil from the Quintuco formation. By analogy with El Caracol, which has to date responded favorably to water injection, this field is considered a waterflood candidate. A study is currently underway to determine the feasibility of secondary recovery in this field.

GAS DEVELOPMENT

              In 1970, a well known as the Entre Lomas 4 ("EL 4") was drilled and discovered what appeared to be significant gas potential from several sections in the Petrolifera formation. As described above, the Entre Lomas oil field produces from the southwest/upthrown side of a fault that runs through the center of the Entre Lomas structure. EL 4 is located on the downthrown side of the same fault. Another well drilled early in the life of the concession, which is a significant distance from EL 4 but is on the same side of this fault, was drilled and also found the Petrolifera to be gas productive. EL 4 was never produced due to its remote location and lack of market. In 1989, this well experienced casing problems and is believed, over a period of months, to have lost an unknown quantity of gas before repairs could be carried out.

              As part of the recent settlement with YPF, described under "Deregulation", on page 2, the Entre Lomas joint venture's obligation to deliver gas to YPF, under terms of the original contract, ceased. The joint venture was successful in quickly finding a market for its natural gas at a price substantially higher than formerly received from YPF. This event, in combination with deregulation of the gas industry in Argentina, has fueled considerable interest in gas development in the concession.

              On the basis of these developments, EL 4 was tested with good results. Subsequently, a gas pipeline was built from this area to the concession's main facilities and the well was placed on production in August at an initial rate of 8 million cubic feet per day. After seven months, the well is producing 10 million cubic feet per day.

              From June to August, the Entre Lomas 1-g well was drilled to 9,650 feet. Log results indicated seven separate Petrolifera sections which appeared to have productive characteristics. Five of these potential pays were perforated and tested but only the uppermost was found to be productive. The section thought to be most prospective failed to produce. This outcome appeared to contradict log interpretations and core analysis. Studies now indicate this well may have been damaged during drilling and that the well may also have been negatively affected by faulting. Two of the Petrolifera intervals have not been tested. The uppermost pay was placed on production at an initial rate of 6 million cubic feet of gas per day, but after rapid pressure loss, production declined quickly. The well was recently shut-in and placed under observation.

              Over the years, the Petrolifera formation has produced varying amounts of gas from several CB/PB wells. In CB/PB, it has proven to be lenticular and spotty. A thorough investigation of the Petrolifera in the Entre Lomas field will probably require the drilling of several wells. As discussed in more detail under "Exploration" on page 14, the joint venture has just completed shooting 3D seismic over an area that includes the Entre Lomas field. Interpretation is currently underway and, when completed, the location of the next Entre Lomas gas well will be selected and drilled.

PROVED RESERVES

              The estimate of proved oil reserves and the related standardized measure of discounted future net cash flows presented for 1992, were based on a detailed engineering study completed in 1991, which study recommended that a field wide infill drilling program would be required to fully develop the CB/PB field complex. By year end 1993, the per barrel sales price of oil fell to a level such that the rate of return generated by the aforementioned drilling program, which is highly capital intensive, was insufficient for the joint venturers to proceed. In as much as development drilling in the concession was postponed in late 1993, associated proved reserves were reclassified to the probable undeveloped category.

              Prices rebounded in 1994 and two development wells were drilled in the Entre Lomas field late in the year. The 1994 estimate of proved oil reserves presented herein, reflects an upward revision of previous estimates due to improved prices. This revision incorporates a program of selective infill and step out drilling, which when compared with the program provided for in 1992, is less intensive. After taking into account this upward revision, proved oil reserves, as of December 31, 1994, applicable to the Company's interest, are estimated to be 39.5 million barrels.

              The estimate of proved gas reserves reflects an upward revision of previous estimates due to the recent events described on page 7, under "Gas Development". After taking into account this upward revision, proved gas reserves, as of December 31, 1994, applicable to the Company's interest, are estimated to be 33.8 billion cubic feet.

              The following tables summarize, for each of the years presented, significant changes in the quantities of proved oil and gas reserves through the term of the concession assuming exercise of the option to extend the term through 2025.

                           Entre Lomas Joint Venture
                        Summaries of Net Proved Reserves
                     (Applicable to the Company's Interest)

Total proved oil reserves                                           (Millions of Barrels)
                                                            --------------------------------------
                                                            1994           1993              1992
                                                            ----           ----              ----
    Beginning of year                                        23.5            60.0            65.8
    Revisions of previous
       estimates                                             17.6           (37.5)           (4.8)
    Additions                                                 0.2             0.8             0.6
    Acquisitions                                                -             1.8               -
    Production                                               (1.8)           (1.6)           (1.6)
                                                            -----          ------           -----


    End of Year                                              39.5            23.5            60.0
                                                            =====          ======           =====


Proved developed oil reserves                                23.9            23.5            18.8
                                                            =====          ======           =====



Total proved gas reserves                                          (Billions of cubic feet)
                                                            ------------------------------------
                                                            1994             1993           1992
                                                            ----             ----           ----
    Beginning of year                                        25.6            27.6            32.4
    Revisions of previous
       estimates                                             (0.7)            2.5             0.1
    Additions                                                14.5               -               -
    Production                                               (5.6)           (4.5)           (4.9)
                                                            -----          ------           -----


    End of Year                                              33.8            25.6            27.6
                                                            =====          ======           =====


Proved developed gas reserves                                33.8            25.6            27.6
                                                            =====          ======           =====


              There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 1994.

              The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced through the term of the concession, assuming exercise of the option to extend the term through 2025.

                           Entre Lomas Joint Venture
            Standardized Measure of Discounted Future Net Cash Flows
                        From Proved Oil and Gas Reserves
                     (Applicable to the Company's Interest)

                                                                          (Millions of U.S. Dollars)
                                                                       ----------------------------------
                                                                        1994           1993       1992
                                                                        ----           ----       ----
       Future revenues (1, 2, 3 and 4)                                  676           $ 328     $  1,071
       Future expenditures (3 and 5)                                    391             207          630
                                                                       ----           -----     --------
                                                                        285             121          441

       Argentine taxes (3 and 6)                                         77              27          128
                                                                       ----           -----     --------

       Future net cash flows                                            208              94          313

       Less 10% annual discount for
          estimated timing of cash flows                                113              39          224
                                                                       ----           -----     --------

       Discounted future net cash flows                                $ 95           $  55     $     89
                                                                       ====           =====     ========


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The 1994 oil price is $15.87 per barrel as compared to $12.28 per barrel for 1993 and $17.02 per barrel for 1992. Gas prices for 1994 and 1993 are based on the gas sales contract which went into effect on April 1, 1994 and is described on page 3 under "Sale of Gas". Any gas production forecast beyond the term of this agreement is assumed to be sold for similar prices. Gas prices for 1992 are based on the capital and exploitation account price structure pursuant to the original Entre Lomas contract.

(3) Estimated production and development costs are based on the current cost of similar services and include all future capital expenditures. The estimates for 1994 and 1993 also incorporate transportation costs in accordance with modifications to the conversion agreement described on page 2 under "Deregulation".

(4) Estimated taxes consider all taxes to which the Company is subject in Argentina.

(5) Conversion to U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.

              DISCOUNTED FUTURE NET CASH FLOWS PRESENTED HEREIN MAY NOT BE RELIABLE DUE TO THE IMPRECISION OF ESTIMATING REMAINING RECOVERABLE RESERVES. ESTIMATES OF OIL AND GAS RESERVES AND RATES OF FUTURE PRODUCTION ARE INHERENTLY IMPRECISE AND CHANGE OVER TIME AS NEW INFORMATION BECOMES AVAILABLE. AS A RESULT, SUBSEQUENT REVISIONS OF THE QUANTITY AND VALUATION OF PROVED RESERVES MAY BE SIGNIFICANT.

              The following analysis summarizes for each of the years presented the increases (decreases) in the amount of discounted future net cash flows attributable to the estimate of the Company's proved oil and gas reserves.

                           Entre Lomas Joint Venture
                 Analysis of Changes in Standardized Measure of
       Discounted Future Net Cash Flows From Proved Oil and Gas Reserves
                     (Applicable to the Company's Interest)

                                                                 (Millions of U.S. Dollars)
                                                            -----------------------------------
                                                            1994              1993         1992
                                                            ----              ----         ----
Prices and costs:
    Net changes in prices and
      production costs                                       $ 10             $(76)        $ (21)

Quantities:
    Revenues, net of
       production costs                                       (23)             (15)          (15)
    Additions and revisions
       of previous estimates - net                            111             (140)           (8)

Other:
    Changes in estimated
       future development costs                               (36)             112            15
    Accretion of discount                                       7               13            15
    Net changes in Argentine
       taxes                                                  (24)              56            28
    Timing of future
       production and other                                    (5)              16           (10)
                                                             ----             ----         -----


Net increase (decrease) in
    discounted future net
       cash flows                                            $ 40             $(34)        $   4
                                                             ====             ====         =====


              The increase (decrease) of $40 million and $(34) million for 1994 and 1993, respectively, reflects the impact of fluctuating oil prices on the economic viability of development drilling in the concession and thus the quantities of reserves qualifying as proved.

              The following table shows total sales of crude oil and condensate and natural gas from the Entre Lomas field and average sales prices and production costs for the last three years, based on data supplied to the Company by Petrolera.

                           Entre Lomas Joint Venture
                           Sales and Price Statistics


                                                                  1994               1993             1992
                                                              ------------      ------------     ------------
Total Sales-Gross
- -----------------

Crude Oil and Condensate (bbls)                                  3,544,643          3,558,020        3,854,334
Gas (mcf)                                                       11,780,564          9,495,121       10,213,121
LPG (tons)                                                          18,126             17,361           16,935

Total Sales-Net to Company
- --------------------------

Crude Oil and Condensate (bbls)                                  1,687,250          1,693,618        1,834,663
Gas (mcf)                                                        5,607,548          4,519,678        4,861,446
LPG (tons)                                                           8,628              8,264            8,061

Average Sales Prices (in U.S. Dollars)
- --------------------------------------

Oil (per bbl)                                               $        15.11     $        16.04   $        16.94
Gas (per mcf)                                                         1.05                .80              .81
LPG (per ton)                                                       149.95             154.66           171.54

Average Production Costs (in U.S. Dollars)
- ------------------------------------------

Oil (per bbl)                                               $         6.45     $         5.17   $         5.38
Gas (per mcf)                                                          .15                .11              .09
LPG (per ton)                                                        53.24              55.24            56.92


              Volumes presented in the above table represent those sold to joint venturers' customers and have not been reduced by the 12 percent provincial royalty, which is paid separately and is accounted for as an expense by the joint venture. In calculating royalty payments, the joint venturers are entitled to deduct gathering, storage, treating and compression costs.

              Oil volumes for 1994, include the effect in the month of March of obtaining YPF's 8% participation as a result of the settlement discussed under "Deregulation" on page 2. Effective March 1, 1994, the joint venture, in accordance with the settlement reached with YPF, became responsible for the payment of provincial royalties associated with the value of gas sold.

              Gas prices include the value of gas capital account sales for 1993 and 1992 and for the first two months of 1994, at which time YPF fully repaid the balance of the capital account.

              Average production cost is calculated by taking into consideration all costs of operating the Entre Lomas area, including the costs of remedial well workovers and depreciation of property and equipment.

              Variations in production costs have in the past been influenced by inflation and fluctuations in the value of the local currency versus the dollar over time.

              Total wells from all acreage in which the Company has an interest for the years ended December 31, 1994 and 1993, are as follows:

                                                                  1994                1993
                                                             --------------        ------------
                                                             Gross      Net        Gross    Net
                                                             -----    -----        -----    ---
              Oil                                              279      133         277     132
              Gas                                               18        8          18       8
              Abandoned and Inactive                            12        6          18       8
              Injection                                         73       35          65      32
                                                              ----     ----        ----    ----

                Total                                          382      182         378     180
                                                              ====     ====        ====    ====


              Total capital expenditures by the Entre Lomas joint venture for 1994 amounted to $12 million. Development expenditures totaled $8 million and included conversion of 10 producing wells to injection, construction of an oil treatment plant, construction of a gas pipeline from the Entre Lomas field to the main processing facilities in the CB/PB field, certain costs associated with placing the Entre Lomas 4 gas well on production, completion of the new oil pipeline which was in progress at the end of 1993, along with installation of an automated oil measurement facility, increases in lift capacity, drilling of an injection well, and two development wells in the Entre Lomas oil field, which wells were both in progress at year end.

              Remedial well workovers are charged to operating expense. During 1994, the joint venture expended $3 million working over both producing and injection wells.

              Exploration expenditures for 1994 totaled $4 million, and included, additional costs incurred in 1994 associated with the drilling of the La Pista x-1 well, costs to drill and complete the Entre Lomas 1-g well, which well was put on production in 1994, costs related with efforts to find additional Quintuco formation gas in the CB/PB field, and additional costs incurred interpreting seismic shot during 1993.

              Development expenditures in 1993 and 1992 totaled $15 million and $20 million, respectively. Workover expenditures for 1993 and 1992 totaled $2 million and $5.3 million, respectively, and exploration expenditures, for the same years, totaled $3 million and $1.3 million, respectively.

              In 1992, Argentina passed environmental control legislation in the form of Law 2,391. As a result, investments were made in 1993 to temporarily improve the concession's existing system of produced water disposal. Fresh water has previously been the sole source of injection in both waterflood projects in the concession. As a result, produced water has previously been disposed of in evaporation and filtration pits. The joint venture will now be required to reinject produced water. During 1994, a system to reinject produced water was designed and approved by the governing provinces. Estimated to cost in excess of $5 million, this investment is scheduled for 1995.

              The Entre Lomas field consists of approximately 183,000 acres, of which 27,371 acres are presently producing. The Company's 47.6 percent interest is equivalent to approximately 87,000 total net acres and 13,028 producing net acres.

              The aggregate amounts of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                   (Thousands of U.S. Dollars)
                                                                  ------------------------------
                                                                    1994                1993
                                                                  ---------           ---------
              Proved oil and gas properties                         $34,476             $29,125
              Accumulated depreciation,
                depletion and amortization                           10,940               6,170
                                                                    -------             -------


              Net capitalized costs                                 $23,536             $22,955
                                                                    =======             =======


EXPLORATION

              The Entre Lomas concession consists of 183,000 acres of which 27,371 acres are presently producing. Since 1960, when the first exploration well was drilled, there have been drilled inside the concession 382 wells of which only 12 have been drilled significant distances from the main producing fields. Although the joint venture believes the major producing structures have been identified and are being developed, the concession remains relatively unexplored.

              With demand for oil and gas in Argentina increasing and some producers, including the Entre Lomas joint venturers, successfully exporting oil, the joint venturers feel exploration work should now be carried out in an attempt to identify additional unexplored hydrocarbon accumulations which may exist inside the concession boundaries.

              In 1993, the joint venture completed an intensive seismic program which included reprocessing seismic shot in prior years and shooting approximately 300 miles of new 2D seismic. The results of this program have been interpreted and several structures have been identified as interesting drilling targets. These new prospects will target both oil and gas in formations known to be productive in the concession, including the Tordillo, Quintuco and Petrolifera formations. In addition, it is the joint ventures intention to test deeper formations which have never been investigated in the concession.

              In early 1994, the joint venture completed drilling the La Pista x-1 well, located about 1 1/2 miles southwest of the Piedras Blancas field. This well reached a depth of 8,775 feet with the Petrolifera and Tordillo formations as primary targets. Structurally, the formations were encountered as expected but failed to exhibit good productive characteristics. Extended testing produced hydrocarbons, but not in commercial quantities. Although, the primary targets were not productive in this location, casing was set as the joint venture intends to reenter this well in the near future for drilling to deeper formations.

              As described under "Gas Development" on page 7, during 1994, the joint venture drilled the Entre Lomas 1-g well. The objective of drilling in this sector is to confirm the Petrolifera reservoir which has, since August, produced well from the Entre Lomas 4 well. The Entre Lomas 1-g, which has been disappointing, was the first such attempt.

              Late in 1994, the joint venture commenced a $1.6 million 3D seismic program which covers a 90 square kilometer rectangular area including the area of Petrolifera formation gas development potential, the Entre Lomas oil field, and an extensive area on either side of the fault which runs through the crest of the Entre Lomas structure. The main objective of this seismic will be to better select future drilling locations for Petrolifera gas development, identify future development drilling locations in the Entre Lomas oil field, and find exploration potential in Los Alamos and Lomas de Ocampo. These two areas were lightly explored early on in the life of the Entre Lomas concession and have produced from few wells small amounts of oil from the Tordillo and Quintuco formations. The seismic program is now complete and the data is currently being interpreted.

ACAMBUCO

              The Company owns a 1.5% participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the boarder with Bolivia.
The Acambuco concession covers an area of 267,000 acres.

              The Company has been a participant in the Acambuco area since 1981. Three wells were drilled unsuccessfully in the early 1980's to depths ranging from 16,000 to 18,000 feet. Although two wells gave indications of oil and gas productive potential, they had to be abandoned for mechanical reasons.

              In the mid 1980's, a small shallow oil field was discovered and partially developed in the San Telmo formation. The field known as Mac-Sur has produced little oil.

              In 1992, the Acambuco joint venture drilled a 6,000 foot exploration well to test the Tupambi formation. The well found oil shows but had to be abandoned.

              Although all activity in this area has to date been unsuccessful, the concession has been lightly explored. Significant gas production and reserves exist to the south and east of the concession in the Ramos and Aguarague concessions. In October 1994, the Acambuco partners, consisting of Bridas S.A.P.I.C., Northwest Argentina Corporation and the Company, entered into a farmout agreement with YPF, whereby YPF received a 45% interest in the concession in exchange for drilling, within five years, four exploration wells on four separate geological structures, the costs of which are to be paid 100% by YPF.

              The agreement also provides that YPF will finance development drilling which might result from successful exploration. Such financing is non-recourse and to be repaid without penalty or interest out of production revenues from the concession. The Company has the option to either proportionately reduce its 1.5% interest by 45%; pay its share of the exploration costs; or exercise the non-consent penalty provisions of its 1984 agreement with Bridas while retaining its 1.5% interest.

              YPF and Bridas believe that the area has considerable gas potential and could be a possible source of future gas exports to major consumption centers in Brazil. However, it is an overthrust area, with very complex geology wherein drilling is extremely difficult and costly. The objective formations are deep with well depths likely to reach 18,000 feet. The estimated cost to drill each well is $15 million. However, the risk of mechanical problems, such as those encountered by Bridas, Northwest Argentina and the Company in the early 1980's could raise drilling costs beyond current estimates.

              In March 1995, YPF commenced drilling the San Pedrito X-1 well. The well is to be drilled in just over ten months to a depth 15,600 feet. The objective will be to test the Santa Rosa formation. For this initial exploration well, the Company exercised its non-consent option.

ECONOMIC AND POLITICAL ENVIRONMENT

              Since 1989, the government of President Menem has pursued free market policies, including the privatization of state-owned companies, deregulation of the oil and gas industry which included the successful sale of YPF shares in public markets, tax reform to equalize income tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls.

              The cornerstone of the country's economic reforms since 1989 has been its change in monetary policy. By early 1991, the exchange rate between the austral and the U.S. dollar reached 10,000 to 1. In April of that year, the convertibility law was implemented and the austral was renamed the peso. One peso became the equivalent of 10,000 former australs, establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility plan requires that the country's monetary base be backed by an equivalent
amount of international reserves, including U.S.  dollars and gold.   The
government is forbidden to print pesos unless it is accompanied by an equivalent increase in international reserves. Likewise if money leaves Argentina, the government guarantees the exchange rate of 1:1 and will withdraw an equivalent amount of pesos from circulation. The Argentine government has not strayed from this policy since, and even though it is generally accepted that the peso is overvalued, the U.S. dollar exchange rate has remained at 1:1.

              These policies have been successful as evidenced first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 5 percent in 1994 and, second, an influx of foreign investment capital into the country.

              Recent events in Mexico which have led to a sharp devaluation of its currency since December 1994, have produced a crisis of confidence in Latin America. Foreign investors trapped by the devaluation in Mexico, began to withdraw funds from all Latin American countries including Argentina. The Argentine government has said that it is committed to the convertibility law and there will be no devaluation.

              In March, the government announced certain economic measures, including reductions in government expenditures and increases in taxes including raising the value added tax from 18% to 21%. Implementation of these policies resulted in significant loans from the

International Monetary Fund, the World Bank and the Interamerican Development Bank designed to assist Argentina through the crisis precipitated by recent events in Mexico.

              Presidential elections will be held in Argentina in May 1995. Changes were recently made to the country's constitution which will enable President Menem to run for a second term. There is no assurance that President Menem will be reelected, and, as a result, no assurance that the current economic policies will not be altered or changed entirely.

ITEM 2.       PROPERTIES

              See ITEM 1(c) for a description of properties.

ITEM 3.       LEGAL PROCEEDINGS

              Other than as described in the financial statements, there are no material pending legal proceedings to which the Company is a party.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                  P A R T   II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              At December 31, 1994, there were 1,637 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

              During 1993, the Company modified its dividend policy and began paying a fixed quarterly dividend at the initial rate of $.32 1/2 per share. The Company expects that it will be able to maintain its current level of dividend payment at least throughout the year 1995, while still maintaining a prudent amount of cash reserves. However, future dividends are necessarily dependent upon numerous factors including, among others, earnings, increases in capital expenditure programs, governmental regulations and changes in crude oil and natural gas prices, and the Company retains the right to alter the level of dividend payments or to discontinue or suspend such payments at any time and from time to time, at the discretion of the Directors.

                                                                Stock Price
                                                         ------------------------
                                                            High             Low        Dividend
                                                         --------         -------       --------
              Quarter of 1993
                                         First           $ 15 3/4          $ 14        $  .32  1/2

                                         Second            22 1/4            14 1/2       .32  1/2

                                         Third             22                19           .32  1/2

                                         Fourth            23 1/2            18           .32  1/2


              Quarter of 1994
                                         First           $ 20              $ 18        $  .32  1/2

                                         Second            18 1/2            14 3/4       .32  1/2

                                         Third             17 3/4            16 1/2       .32  1/2

                                         Fourth            17                15           .32  1/2



              The Company has been advised that: a Cayman Islands company may not pay dividends to shareholders out of its share capital or share premium account; there are no Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of the Company's ordinary shares; there are no limitations either under the laws of the Cayman Islands or under the Company's Memorandum or Articles of Association restricting the right of foreigners to hold or vote the Company's ordinary shares; there are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of the Company's ordinary shares are subject; and there are no reciprocal tax treaties between the Cayman Islands and the United States.

ITEM 6.       SELECTED FINANCIAL DATA



                                        1994                1993              1992              1991             1990
                                     -----------         -----------       -----------       ------------    -----------
(Dollars in Thousands)

Revenues                             $33,267             $31,524             $36,281           $35,364           $54,149

Net Income                             8,168               9,305              11,281            11,046            23,935

Income per
  Ordinary Share                        1.11                1.26                1.53              1.50              3.25

Dividends Declared per
  Ordinary Share                        1.30                1.30                1.29              1.50               .82

Total Assets at
  December 31                         44,342              46,378              46,597            45,667            55,654

Stockholders' Equity at
  December 31                         34,610              36,010              36,273            34,486            34,480


Revenues and total assets for the years 1990-1993 have been restated as described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

              The Company has continued its efforts to maximize cash flow from the Entre Lomas joint venture. In 1994, the Company received $12.8 million in distributions and dividends compared with $9.8 million received in each 1993 and 1992.

              In 1994, oil prices rebounded from the depressed levels reached during the last six months of 1993 and the first quarter of 1994. The Entre Lomas joint venturers reacted to the drop in prices by curtailing development expenditures in the concession, which upon recovery of prices later in 1994, contributed to the increased distributions and dividends received by the Company during the year.

              The joint venturers approved a capital program of $25.7 million for the fiscal year 1994-1995 which included a continuation of development drilling in the Entre Lomas field, which field has been the location of the most productive wells drilled during the last three years. Drilling in the CB/PB field complex has not yet been reactivated, as wells in this field, at its current stage of development, are more sensitive to fluctuations in the price of oil. Although management believes current oil prices support additional drilling in this field, and the joint venturers intend to continue development, the unpredictability of prices in today's environment requires caution before proceeding. In any event, a review of drilling possibilities is currently underway.

              As described on pages 7 and 14 under "Gas Development" and "Exploration", respectively, work is underway to identify drilling locations to confirm the potential of Petrolifera production which has occurred to date in the Entre Lomas 4 well. The joint venturers are hopeful that these efforts will lead to sizeable gas development potential. In addition, seismic analysis has identified several structures as possible exploration targets, the most promising of which will be drilled in the coming years.

              The slow down in development drilling in the Entre Lomas concession over the past two years has led to insufficient new oil production to replace declines which normally occur in fields over time. Investments during 1993 and 1994 focused on methods designed to arrest production declines from existing wells. In 1994, daily oil production in the concession averaged 9,750 barrels, down from 10,750 barrels in the prior year. Should the joint venturers proceed to accelerate drilling in existing oil fields in the near future, succeed in confirming gas potential in the Petrolifera formation, requiring additional drilling, and aggressively pursue exploration prospects, funds available for distribution and dividends to the joint venturers could diminish, reducing the Company's cash flow.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENT OF OPERATIONS ON PAGE 26.

1994 VS 1993

              Operating revenues for 1994 were $2.1 million higher compared with 1993. Gas sales from Entre Lomas increased due to the success of gas development activities in the concession which resulted in a significantly higher volume of natural gas sold. Also contributing to the increase, was the termination of the joint venture's obligation to deliver gas to YPF, under terms of the original Entre Lomas contract. The joint venturers were successful in quickly finding a market for their natural gas, as described on page 3, under "Sale of Gas", at a price substantially higher than formerly received from YPF. The effect of improved gas sales was partially offset by a decrease in oil sales due to lower oil prices.

              Financial and other revenues decreased by $362 thousand compared with 1993. As a result of the settlement reached between YPF and the Entre Lomas joint venture, described on page 2, under "Deregulation", YPF repaid the outstanding balance of the interest bearing gas capital account which existed under terms of the original contract. The settlement went into effect March 1, 1994, and had the effect of reducing interest income when compared with 1993.

              Operating expense increased by $3 million compared with 1993.
The increase can be attributed primarily to two factors. The Entre Lomas joint venture commenced paying oil transportation costs as required by the previously described YPF settlement and an increase in the number of well workovers performed in the concession.

              Depreciation, depletion and amortization increased by $1.5 million compared with 1993. The increase was the result of amortization expense relating to the cost associated with obtaining, as part of the settlement with YPF, the right to sell gas in the open market.

              Exploration expense decreased by $1 million because of the substantial seismic program which occurred in 1993. Expenditures incurred during the current year related to interpretation of results.

              Argentine taxes decreased in 1994 due to the combined effect of the variations described in the preceding paragraphs.

1993 VS 1992

              Operating revenues for 1993 were $4.1 million lower compared with 1992 due to the negative effect on oil sales of reduced oil prices. In addition, the drop in prices slowed development drilling activity in the concession thereby contributing to lower oil sales volumes.

              Financial and other revenues decreased by $640 thousand compared with 1992. Interest income generated by the outstanding balance of the Entre Lomas gas capital account declined over time as it was repaid by YPF. In addition, the Company maintained a lower balance of funds invested throughout 1993, compared with the prior year, resulting in lower returns from these investments.

              Operating expense declined by $2 million, compared with 1992, due to the reduced number of well workovers performed in the concession.

              Province royalties were lower in 1993 as a result of lower oil sales.

              Selling and administrative expense decreased by $534 thousand, compared with 1992, resulting from staff reductions at the Company's Argentine branch office, which reductions were the consequence of the Company resigning as operator of the Anticlinal Campamento concession effective December 31, 1992.

              Depreciation, depletion and amortization increased by $773 thousand compared with 1992. Prior to the effective date of the conversion agreement described on page 2, under "Deregulation", all investments made by the Entre Lomas joint venture were charged to separate oil and gas capital accounts. The conversion agreement eliminated the oil capital account. All oil related investments made by the joint venture after January 22, 1991, began to be recorded as property and equipment, and as such, depreciation will continue to rise for the foreseeable future as long as capital expenditures exceed depreciation and depletion expense.

              Exploration expense increased by $1 million, compared with 1992, due to the substantial seismic expenditures incurred in 1993.

              Argentine taxes decreased in 1993, compared with the prior year, due to the combined effect of the variations described in the preceding paragraphs.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                       ------
Report of Independent Public Accountants                                                                 24

Consolidated Balance Sheets
  December 31, 1994 and 1993                                                                             25

Consolidated Statements of Operations
  Three Years Ended December 31, 1994                                                                    26

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1994                                                                    27

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1994                                                                    28

Notes to Consolidated Financial Statements                                                               29


Schedules--All schedules have been omitted, as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

              We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

              As explained in Note 2 to the financial statements, the Company has given retroactive effect to the change in accounting for its interests in oil and gas properties from the equity method to the proportional consolidation method.



                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 10, 1995

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)                                                                         December 31,
                                                                                      ----------------------------
                                                                                        1994               1993*
                                                                                      ---------          --------
ASSETS
- ------

CURRENT ASSETS:
    Cash and cash equivalents (Note 5)                                                $   19,169         $   19,764
    Accounts receivable                                                                    6,039              9,314
    Inventory                                                                              2,345              2,266
    Other current assets                                                                     256                176
                                                                                      ----------         ----------

         Total current assets                                                             27,809             31,520

PROPERTY AND EQUIPMENT
    less accumulated depreciation of $11,242 and $6,446
    in 1994 and 1993, respectively (Notes 1 and 4)                                        16,496             14,824
Other assets                                                                                  37                 34
                                                                                      ----------         ----------

                                                                                      $   44,342         $   46,378
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                  $    1,978         $    2,154
    Accrued liabilities                                                                    2,518              3,681
    Dividends payable                                                                      2,392              2,392
                                                                                      ----------         ----------

         Total current liabilities                                                         6,888              8,227
                                                                                      ----------         ----------


Other liabilities                                                                          2,844              2,141
Commitments and Contingencies (Notes 3 and 8)                                                  -                  -

STOCKHOLDERS' EQUITY:
    Ordinary shares, par value $.01 per share;
         15,000,000 shares authorized;
         7,360,195 shares outstanding                                                         74                 74
    Additional paid-in capital                                                             9,326              9,326
    Retained earnings                                                                     25,210             26,610
                                                                                      ----------         ----------

         Total stockholders' equity                                                       34,610             36,010
                                                                                      ----------        ----------

                                                                                      $   44,342         $   46,378
                                                                                      ==========         ==========

*Restated as discussed in Note 2.

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



(Dollars in Thousands)                                                           For the Years Ended December 31,
                                                                        -------------------------------------------------
                                                                           1994               1993*              1992*
                                                                         --------           --------           --------
REVENUES:
    Operating revenues                                                  $  32,509           $ 30,404           $ 34,521
    Other revenues                                                            758              1,120              1,760
                                                                        ---------           --------           --------

                                                                           33,267             31,524             36,281
                                                                        ---------           --------           --------

COST AND EXPENSES:
    Operating expense                                                      11,166              8,154             10,110
    Provincial royalties                                                    3,260              3,053              3,510
    Selling and administrative                                              2,362              2,274              2,808
    Depreciation, depletion and amortization                                3,692              2,144              1,371
    Exploration expense                                                       540              1,599                637
    Argentine taxes (Note 8)                                                3,132              4,669              5,673
    Other (income) expense                                                    947                326                891
                                                                        ---------           --------           --------

                                                                           25,099             22,219             25,000
                                                                        ---------           --------           --------


NET INCOME                                                              $   8,168           $  9,305           $ 11,281
                                                                        =========           ========           ========


INCOME PER ORDINARY SHARE                                               $    1.11           $   1.26           $   1.53
                                                                        =========           ========           ========


AVERAGE ORDINARY SHARES AND
    EQUIVALENTS OUTSTANDING (000's)                                         7,360              7,360              7,360
                                                                        =========           ========           ========



*Restated as discussed in Note 2.

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Dollars and Shares in Thousands)
                                               Ordinary Shares             Additional
                                            ----------------------           Paid-in           Retained
                                             Shares        Amount            Capital           Earnings
                                            --------       ------          ------------        --------
BALANCE, January 1, 1992                       7,360       $     74        $    9,326          $   25,086

    Net income                                     -              -                 -              11,281

    Dividends declared
       ($1.29 per share)                           -              -                 -              (9,494)
                                            --------       --------        ----------          ----------

BALANCE, December 31, 1992                     7,360             74             9,326              26,873

    Net income                                     -              -                 -               9,305

    Dividends declared
       ($1.30 per share)                           -              -                 -              (9,568)
                                            --------       --------        ----------          ----------

BALANCE, December 31, 1993                     7,360             74             9,326              26,610

    Net income                                     -              -                 -               8,168

    Dividends declared
       ($1.30 per share)                           -              -                 -              (9,568)
                                            --------       --------        ----------          ----------

BALANCE, December 31, 1994                     7,360       $     74        $    9,326          $   25,210
                                            ========       ========        ==========          ==========




The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended December 31,
                                                                            ---------------------------------------------
                                                                             1994                1993*             1992*
                                                                            -------             -------          --------
(Dollars in Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                                $ 8,168            $ 9,305            $11,281
  Adjustments to reconcile to cash
   provided by operating activities:
    Depreciation, depletion and amortization                                  3,692              2,144              1,371
    Decrease (increase) in accounts receivable                                3,275             (3,596)               527
    Decrease (increase) in inventory                                            (79)               413                657
    Decrease (increase) in other current assets                                 (80)                22                320
    Decrease in accounts payable                                               (176)              (216)              (193)
    Increase (decrease) in accrued liabilities                               (1,163)               143              1,103
    Other, including changes in non-current
     assets and liabilities                                                     700              4,616                 88
                                                                            -------            -------            -------


  Net cash provided by operating activities                                  14,337             12,831             15,154
                                                                            -------            -------            -------

CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                                     (5,364)            (6,279)            (9,568)

CASH FLOW FROM FINANCING ACTIVITIES:

    Dividends paid                                                           (9,568)            (9,384)            (9,936)
                                                                            -------            -------            -------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             (595)            (2,832)            (4,350)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                        19,764             22,596             26,946
                                                                            -------            -------            -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                             $19,169            $19,764            $22,596
                                                                            =======            =======            =======


Supplemental disclosures of cash flow information:

    Cash paid during the year for income taxes                              $ 3,522            $ 4,880            $ 4,258




*Restated as discussed in Note 2.

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)           BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

              GENERAL AND PRINCIPLES OF CONSOLIDATION

                    The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiary, Apco Properties Ltd. (a Cayman Islands corporation), which are herein collectively referred to as the Company. The Company holds investments in Argentina. All significant intercompany accounts and transactions have been eliminated.

                    The Williams Companies, Inc. ("Williams") owns 64.5 percent of the outstanding ordinary shares of the Company.

              PROPERTY AND EQUIPMENT

                    Property is recorded at cost and is depreciated on a
              straight-line basis, using estimated useful lives of 3 to 15 years.

              NET INCOME PER ORDINARY SHARE

                    Net income per ordinary share is based on the weighted
              average number of ordinary shares outstanding.

              FOREIGN EXCHANGE

                    The general policy followed in the translation of the
              Company's financial statements of foreign operations into United States dollars is in accordance with Statement of Financial Accounting Standards No. 52, using the United States dollar as the functional currency.

              INCOME TAXES

                    Provision is made for deferred income taxes applicable to
              temporary differences between the financial statements and tax basis of the assets and liabilities, if any.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(2)           ACCOUNTING CHANGE

                    Effective January 1, 1994, the Company changed its method
              of accounting for its interests in the Entre Lomas joint venture and Petrolera Perez Companc S.A. ("Petrolera") from the equity method to the proportional consolidation method. Under the equity method, these interests were previously reported in the Company's Consolidated Balance sheets as "Argentine Investments", and the Company's proportionate share of earnings was previously reported in the Consolidated Statement of Operations as "Equity Income from Argentine Investments".

                    This change in methodology does not require restatement of the Company's retained earnings nor does it affect the Company's results of operations. Proportional consolidation has been applied by including in the Company's Consolidated Financial Statements its proportionate share of the assets, liabilities, revenues and expenses of the Entre Lomas joint venture and Petrolera. The impact of the change has been reflected in the Consolidated Financial Statements presented herein for 1993 and 1992.

(3)           ACAMBUCO JOINT VENTURE

                    The Company is a participant in the Acambuco joint venture and has a 1.5 percent interest in an oil and gas concession in the Acambuco area, located in northwest Argentina. Bridas S.A.P.I.C. ("Bridas") is the operator of the joint venture.

                    As part of the settlement of a 1983 dispute between Bridas,
              Northwest Argentina Corporation, a Williams subsidiary, and the Company, in 1984, Williams agreed to guarantee the payment of principal, interest and other costs related to a $7.9 million loan obtained from a U.S. bank by Bridas S.A., an affiliate of Bridas. Pursuant to the terms of the third amendment to the loan agreement and the loan guarantee agreement, payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $4.6 million. Any U.S. dollar shortfall which may result from loan payments made in Argentine currency by Bridas shall be borne equally by Bridas and Williams.

                    Because Williams' guarantee directly benefits the Company
              and Northwest Argentina Corporation, the Company and Northwest Argentina Corporation have each agreed to pay Williams one-half of any amounts paid by it as a result of a Bridas default.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(4)           ENTRE LOMAS JOINT VENTURE

                    The Company owns a 23 percent direct interest in the Entre
              Lomas joint venture. It also owns a 24.6 percent indirect interest by virtue of its 33.68 percent stock ownership in Petrolera Perez Companc S.A., the operator of the joint venture, which owns 73.15 percent of the joint venture. Consequently, the Company's combined direct and indirect interests total 47.6 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southern Argentina.

                    As described in Note 2, the Company's pro-rata share of the assets, liabilities, revenues and expenses of the Entre Lomas joint venture and Petrolera Perez Companc are reflected in the Company's Consolidated Financial Statements using proportional consolidation.

                    The Entre Lomas joint venture uses the successful-efforts
              method of accounting for oil and gas exploration and production operation, whereby costs of acquiring non-producing acreage, costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed as incurred. The Entre Lomas concession is evaluated periodically and, if conditions warrant, an impairment reserve would be provided.

                    Statement of Financial Accounting Standards No. 69,
              "Disclosures About Oil and Gas Producing Activities", requires certain disclosures about oil and gas producing activities. Unaudited information regarding the Company's interest in the Entre Lomas joint venture is presented on pages 5 through 14.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(5)           CASH EQUIVALENTS

                    Cash equivalents are defined by the Company as short-term
              investments with original maturities of three months or less. Amounts are stated in thousands of dollars.

                                                                                       Principal
                                                                          ----------------------------------
                                                                               1994                1993
                                                                          --------------      --------------
              Short-term investments:

                 Eurodollar term deposits with interest
                    ranging from 5-5 11/16% in 1994
                    and 2  3/4-3% in 1993, maturing in January
                    and February 1995 and January and
                    March 1994, respectively                                  $15,883             $16,433

                 Argentine time deposits                                        2,838               2,637
                                                                              -------             -------

                                                                              $18,721             $19,070
                                                                              =======             =======


                    The carrying amount reported in the balance sheet for
              short-term investments is equivalent to fair value.

(6)           RELATED PARTY TRANSACTIONS

                    The Company paid approximately $204,000, $201,000 and
              $134,000 in 1994, 1993 and 1992, respectively, to Williams and affiliates for management services, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 1994 and December 31, 1993, of approximately $25,000 and $32,000, were paid in 1995 and 1994, respectively.

(7)           CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

                    In 1979, the Company changed the jurisdiction of its
              incorporation from Delaware to the Cayman Islands. The Company's income since that date, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 1999, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the

                       APCO ARGENTINA INC. AND SUBSIDIARY

              Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes.

(8)           ARGENTINE TAXES

                    The Company recorded Argentine taxes as presented in the
              following table.  Amounts are stated in thousands of dollars.

                                                               1994                1993                1992
                                                              ------              ------              ------
              Income taxes                                    $2,704              $4,430              $5,180
              Other taxes                                        428                 239                 493
                                                              ------              ------              ------

                                                              $3,132              $4,669              $5,673
                                                              ======              ======              ======


                    In 1988, the Argentine government amended the obligatory
              Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. The deposits were to be repaid after five years and earned interest at the rate stipulated by the law. It was the point of view of the joint venture and the advice of its legal counsel that it was exempted from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

                    In August 1993, the Direccion General Impositiva ("DGI"),
              the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounts to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court. In the opinion of Petrolera's management and legal counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The Company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

(9)           ARGENTINE CURRENCY FLUCTUATIONS

                    Argentina has over the years experienced cycles of acute
              inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector Company's, deregulation and modifications in fiscal and monetary policy.

                    By early 1991, the exchange rate between the austral and
              the U.S. dollar reached 10,000 to 1. In April of that year, the convertibility law was implemented and the austral was renamed the peso. One peso became the equivalent of 10,000 former australs, establishing an exchange rate of one

                       APCO ARGENTINA INC. AND SUBSIDIARY

              Argentine peso to one U.S. dollar. The convertibility plan requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. The government is forbidden to print pesos unless it is accompanied by an equivalent increase in international reserves. Likewise if money leaves Argentina, the government guarantees the exchange rate of 1 to 1 and will withdraw an equivalent amount of pesos from circulation. No exchange gains or losses have been realized by the Company during the three years ended December 31, 1994 as the rate of exchange remains 1 to 1.

                       APCO ARGENTINA INC. AND SUBSIDIARY


                            QUARTERLY FINANCIAL DATA
                                  (Unaudited)


                                                     First            Second            Third            Fourth
                                                    Quarter           Quarter           Quarter          Quarter
                                                --------------    --------------    --------------   --------------
(Dollars in Thousands except
 per share amounts)

1994

Revenues                                             $6,681             $7,770           $10,416           $8,400
Costs and expenses                                    4,572              5,848             8,196            6,483
Net income                                            2,109              1,922             2,220            1,917
Net income per ordinary share                           .29                .26               .30              .26

1993

Revenues                                             $8,776             $8,332            $7,185           $7,231
Costs and expenses                                    5,700              5,255             5,251            6,013
Net income                                            3,076              3,077             1,934            1,218
Net income per ordinary share                           .42                .42               .26              .16

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              None.

                                 P A R T   III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)           IDENTIFICATION OF DIRECTORS

                                                                                               Director's
                                                                                                Term of
                                                                                 Director        Office
                   Name            Age                   Position                  Since         Expires
              -----------------    ---     -----------------------------------   --------      ----------
              K. E. Bailey           52    Chairman of the Board and                1987           1995
                                             Chief Executive Officer

              J. H.  Williams        76    Director                                 1992           1996

              J. C. Bumgarner        52    Director                                 1994           1997

(B)           IDENTIFICATION OF EXECUTIVE OFFICERS

                    Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

                                                                                                  Officer
                    Name                  Age                    Position                          Since
              ------------------          ---      -----------------------------------           --------
              K. E. Bailey                 52      Chairman of the Board and                        1987
                                                     Chief Executive Officer

              J. D. McCarthy               52      Vice President and                               1991
                                                     Chief Financial Officer

              Thomas Bueno                 43      Controller and Chief                             1991
                                                     Accounting Officer


(C)           IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

                    None.

(D)           FAMILY RELATIONSHIPS

                    There are no family relationships between any director or
              executive officer and any other director or executive officer in the Company.

(E)           BUSINESS EXPERIENCE

                    Mr. Bailey is Chairman of the Board, Chief Executive
              Officer and President of Williams. He has held various other officer level positions with Williams and its subsidiaries since 1975.

                    Mr. Williams is engaged in personal investments.  He was
              Chairman of the Board and Chief Executive Office of Williams prior to retiring in 1978. Mr. Williams is also a director of General Cable Corporation and Unit Corporation.

                    Mr. Bumgarner is Senior Vice President Corporate
              Development and Planning of Williams. He has held various officer level positions with Williams since 1977.

                    J. D. McCarthy is Senior Vice President of Finance of
              Williams. He was previously Vice President and Treasurer of Williams from 1987 through 1991.

                    Thomas Bueno was Manager of Finance and Accounting of the
              Company from 1985 through 1991.

(F)           INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

                    None.


ITEM 11. EXECUTIVE COMPENSATION

(A)           CASH COMPENSATION

                    The Company has not paid its present executive officers any cash compensation or bonuses.

(B)           COMPENSATION PURSUANT TO PLANS

                    None.

(C)           OTHER COMPENSATION

                    None.

(D)           COMPENSATION OF DIRECTORS

                    Directors who are employees of Williams receive no
              additional compensation for service on the Board of Directors. Directors who are not employees of Williams receive an annual retainer of $8,000 and an additional fee for attending Board meetings of $500 per meeting.

(E)           TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

                    None.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31,
1994

                                                                                     Amount and
                                                                                     Nature of
                                                                                     Beneficial       Percent
                                            Name and Address of                      Ownership           of
               Title of Class                  Beneficial Owner                      (Note 1)          Class
              ------------------      ----------------------------------             -------------    ---------
              Ordinary Shares         The Williams Companies, Inc.                    4,748,230         64.5
              $.01 Par Value          One Williams Center
                                      Tulsa, Oklahoma  74172

              Ordinary Shares         I. Wistar Morris, III                             714,065         9.7
              $.01 Par Value          200 Four Falls Corporate Center
                                      Suite 208
                                      West Conshohocken, PA  19428

(B)           SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 1994

                    Each of the directors of the Company beneficially owns ten shares of the Company's ordinary shares, $.01 par value, as director's qualifying shares.

(C)           CHANGES IN CONTROL

                    None.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Certain relationships and related-party transactions are
              disclosed elsewhere herein in Notes 1, 3 and 6 to the Notes to Consolidated Financial Statements.

                                  P A R T   IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)           FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8. All schedules have been omitted as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

(B)           REPORTS ON FORM 8-K

                    None.

(C)           EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

              Exhibit
               Number
              -------
              *(3)      -  Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with
                           Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File
                           No. 0-8933 dated April 30, 1981.

              *(3)      -  Articles of Association of Apco Argentina Inc. as filed with Form S-14 (Registration
                           No. 2-6354), dated March 16, 1979.

              *(10)     -  Acambuco Area Operating Contract, which became effective April 23, 1981, as filed with
                           Form 10-K, No. 0-8933, dated April 14, 1982.

              *(10)     -  Translation of agreement dated August 30, 1979, between Bridas, Socma, Inalruco and YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, as filed with Form 10-K, No. 0-8933, dated April 12, 1984.

              *(10)     -  Translation of Additional Clause Number 1, dated March 22, 1983 to the Agreement with YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, officially approved by the executive branch of the Argentine government on November 11, 1983, as filed with Form 10-K, No. 0-8933, filed April 12, 1984.

              *(10)     -  Agreement dated April 23, 1981, among the Company and Bridas S.A.P.I.C., with respect to the
                           Acambuco project, Salta province, Argentina, as filed with Form 10-K, No. 0-8933, dated
                           April 14, 1982.

              *(10)     -  Agreement dated February 26, 1981, between Pluspetrol S.A., Petrolar S.A., Cospesa S.A.,
                           Tecnicagua S.A., and the Company with respect to operation of the Anticlinal Campamento field, as filed with Form 10-K, No. 0-8933, dated April 14, 1982.

              *(10)     -  Agreement dated March 13, 1968, between Naviera and YPF for the Exploration, Exploitation and Development of the "Entre Lomas" area, Contract Number 12,507 as filed with Form S-1,
                           Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Translation dated November 18, 1970, of agreement dated March 13, 1968, between Naviera and
                           YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Naviera and
                           Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated February 29, 1972, among the Company, Naviera and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated March 23, 1977, among the Company, Naviera and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Assignment dated February 10, 1977, between YPF and Gas del Estado as filed with Form S-1,
                           Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Contract dated December 1977 amending the March 13, 1968 Agreement between Naviera and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Form of Separation Agreement dated September 22, 1978, between Apco and the Company as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Memorandum of Agreement dated August 16, 1979, among the Company, Naviera and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

              *(10)     -  Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12,
                           1983.

              *(10)     -  CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT OF THE "ENTRE LOMAS" AREA, dated
                           July 8, 1982 between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera
                           Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with
                           Form 10-K, No. 0-8933, dated April 12, 1983.

              *(10)     -  ADDITIONAL CLAUSE NUMBER 3 dated December 18, 1985, to the agreement between Naviera and YPF covering the Entre Lomas area dated March 13, 1968 and attached translation as filed with
                           Form 10-K, No. 0-8933, dated April 11, 1988.

              *(10)     -  Agreement between The Williams Companies, Inc., Northwest Argentina Corporation and Apco
                           Argentina Inc. dated April 15, 1987 relating to

                           reimbursement of costs incurred by Williams pursuant to the guarantee by Williams of the bank loan made to Bridas in connection with the release by Bridas of Northwest Argentina
                           Corporation's and Apco Argentina Inc.'s liability in the Acambuco Joint Venture as filed with
                           Form 10-K, No. 0-8933, dated April 11, 1988.

              *(10)     -  Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507.

               (24)     -  Power of attorney.

              * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

                                   SIGNATURE


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          APCO ARGENTINA INC.
                                             (Registrant)


Dated:  April 11, 1995                By: /s/ Thomas Bueno
                                          -----------------------------------
                                                     Thomas Bueno
                                                   Attorney-in-Fact



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *Keith E. Bailey                                                          April 11, 1995
- ----------------------------------------------------
Keith E. Bailey Chairman of the Board
    and Chief Executive Officer


/s/ *Jack D. McCarthy                                                         April 11, 1995
- ---------------------------------------------------
Jack D. McCarthy, Vice President and
    Chief Financial Officer


/s/ *Thomas Bueno                                                             April 11, 1995
- ---------------------------------------------------
Thomas Bueno, Controller and Chief
    Accounting Officer


/s/ *John H. Williams                                                         April 11, 1995
- -----------------------------------------------------
John H. Williams, Vice President and
    Director


/s/ *John C. Bumgarner                                                        April 11, 1995
- ----------------------------------------------------
John C. Bumgarner, Director


*By: /s/ Thomas Bueno                                                         April 11, 1995
     ---------------------------------------------
     Thomas Bueno, Attorney-in-Fact

                                EXHIBIT INDEX


              Exhibit
               Number               Description
              -------               -----------
              *(3)      -  Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with
                           Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File
                           No. 0-8933 dated April 30, 1981.

              *(3)      -  Articles of Association of Apco Argentina Inc. as filed with Form S-14 (Registration
                           No. 2-6354), dated March 16, 1979.

              *(10)     -  Acambuco Area Operating Contract, which became effective April 23, 1981, as filed with
                           Form 10-K, No. 0-8933, dated April 14, 1982.

              *(10)     -  Translation of agreement dated August 30, 1979, between Bridas, Socma, Inalruco and YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, as filed with Form 10-K, No. 0-8933, dated April 12, 1984.

              *(10)     -  Translation of Additional Clause Number 1, dated March 22, 1983 to the Agreement with YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, officially approved by the executive branch of the Argentine government on November 11, 1983, as filed with Form 10-K, No. 0-8933, filed April 12, 1984.

              *(10)     -  Agreement dated April 23, 1981, among the Company and Bridas S.A.P.I.C., with respect to the
                           Acambuco project, Salta province, Argentina, as filed with Form 10-K, No. 0-8933, dated
                           April 14, 1982.

              *(10)     -  Agreement dated February 26, 1981, between Pluspetrol S.A., Petrolar S.A., Cospesa S.A.,
                           Tecnicagua S.A., and the Company with respect to operation of the Anticlinal Campamento field, as filed with Form 10-K, No. 0-8933, dated April 14, 1982.

              *(10)     -  Agreement dated March 13, 1968, between Naviera and YPF for the Exploration, Exploitation and Development of the "Entre Lomas" area, Contract Number 12,507 as filed with Form S-1,
                           Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Translation dated November 18, 1970, of agreement dated March 13, 1968, between Naviera and
                           YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Naviera and
                           Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated February 29, 1972, among the Company, Naviera and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated March 23, 1977, among the Company, Naviera and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Assignment dated February 10, 1977, between YPF and Gas del Estado as filed with Form S-1,
                           Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Contract dated December 1977 amending the March 13, 1968 Agreement between Naviera and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Form of Separation Agreement dated September 22, 1978, between Apco and the Company as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Memorandum of Agreement dated August 16, 1979, among the Company, Naviera and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

              *(10)     -  Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12,
                           1983.

              *(10)     -  CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT OF THE "ENTRE LOMAS" AREA, dated
                           July 8, 1982 between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera
                           Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with
                           Form 10-K, No. 0-8933, dated April 12, 1983.

              *(10)     -  ADDITIONAL CLAUSE NUMBER 3 dated December 18, 1985, to the agreement between Naviera and YPF covering the Entre Lomas area dated March 13, 1968 and attached translation as filed with
                           Form 10-K, No. 0-8933, dated April 11, 1988.

              *(10)     -  Agreement between The Williams Companies, Inc., Northwest Argentina Corporation and Apco
                           Argentina Inc. dated April 15, 1987 relating to reimbursement of costs incurred by Williams pursuant to the guarantee by Williams of the bank loan made to Bridas in connection with the release by Bridas of Northwest Argentina Corporation's and Apco Argentina Inc.'s liability in the Acambuco Joint Venture as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

              *(10)     -  Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507.

               (24)     -  Power of attorney.

              * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.