Form 10-Q
period 1995-03-31
APCO ARGENTINA INC/NEW
filed 1995-05-11
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934.

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-8933

                              APCO ARGENTINA INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        CAYMAN ISLANDS                                        -
  (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)

       POST OFFICE BOX 2400
         TULSA, OKLAHOMA                                    74102
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER:                          (918) 588-2164


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES   X       NO
                                  ---         ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.


          CLASS                                    OUTSTANDING AT APRIL 30, 1995
ORDINARY SHARES, $.01 PAR VALUE                            7,360,195 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX



                                                                                                      Page No.
                                                                                                      ---------
PART I.         FINANCIAL INFORMATION:

                ITEM 1.     FINANCIAL STATEMENTS

                            Consolidated Balance Sheets -- March 31, 1995 and
                               December 31, 1994                                                            3

                            Consolidated Statements of Operations -- Three
                               Months Ended March 31, 1995 and 1994                                         4

                            Consolidated Statements of Cash Flows -- Three
                               Months Ended March 31, 1995 and 1994                                         5

                            Notes to Consolidated Financial Statements                                      6

                ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                                             7



PART II.        OTHER INFORMATION                                                                          10


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                                          March 31,         December 31,
                                                                                  1995                1994
                                                                             ---------------     --------------
ASSETS                                                                                  (UNAUDITED)
- ------
Current Assets:

 Cash and cash equivalents                                                        $   19,528         $  19,169
 Accounts receivable                                                                   5,417             6,039
 Inventory                                                                             2,071             2,345
 Other current assets                                                                    313               256
                                                                                  ----------         ---------

       Total current assets                                                           27,329            27,809

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation of $20,133 and $18,351 in 1995 and
 1994, respectively                                                                   16,800            16,496
Other assets                                                                              37                37
                                                                                  ----------         ---------

                                                                                  $   44,166         $  44,342
                                                                                  ==========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:

 Accounts payable                                                                 $    2,325         $   1,978
 Accrued liabilities                                                                   2,914             2,518
 Dividends payable                                                                     2,392             2,392
                                                                                  ----------         ---------

       Total current liabilities                                                       7,631             6,888

Other Liabilities                                                                      2,243             2,844
Commitments and Contingencies (Note 2)

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
   15,000,000 shares authorized; 7,360,195
   shares outstanding                                                                     74                74
 Additional paid-in capital                                                            9,326             9,326
 Retained earnings                                                                    24,892            25,210
                                                                                  ----------         ---------

       Total stockholders' equity                                                     34,292            34,610
                                                                                  ----------         ---------

                                                                                  $   44,166         $  44,342
                                                                                  ==========         =========


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)




(Dollars in Thousands)                                                                  Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                     1995                 1994
                                                                                   -------              -------
Revenues:

  Operating revenue                                                               $  8,491             $  6,492
  Financial and other revenue                                                          242                  189
                                                                                  --------             --------

                                                                                     8,733                6,681


Costs and Expenses:

  Operating expense                                                                  2,930                2,166
  Provincial royalties                                                                 915                  632
  Selling and administrative                                                           618                  614
  Depreciation, depletion and amortization                                           1,156                  213
  Exploration expense                                                                   54                   21
  Argentine taxes                                                                      891                  781
  Other (income) expense                                                                95                  145
                                                                                  --------             --------

                                                                                     6,659                4,572
                                                                                  --------             --------

Net income                                                                        $  2,074             $  2,109
                                                                                  ========             ========


Income per ordinary share                                                         $   0.28             $   0.29
                                                                                  ========             ========

Average ordinary shares and
  equivalents outstanding (000's)                                                    7,360                7,360

Dividends declared per ordinary share                                             $   .325             $   .325


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



(Dollars in Thousands)                                                                         Three Months Ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                             1995               1994
                                                                                          ---------           --------
Cash flow from operating activities:

  Net income                                                                               $  2,074           $  2,109
  Adjustments to reconcile to cash
     provided by operating activities:
        Depreciation, depletion and amortization                                              1,156                213
        Reclassification of plugging and abandonment provision
           from other liabilities to accumulated depreciation                                   626                  -
        Decrease in accounts receivable                                                         622              5,375
        Decrease in inventory                                                                   274                 32
        Increase in other current assets                                                        (57)               (60)
        Increase (decrease) in accounts payable                                                 347               (611)
        Increase (decrease) in accrued liabilities                                              396             (1,883)
        Other, including changes in non-current
           assets and liabilities                                                              (601)                 -
                                                                                           --------           --------

  Net cash provided by operating activities                                                   4,837              5,175

Cash flow from investing activities:

  Capital expenditures                                                                       (2,086)              (734)

Cash flow from financing activities:

  Dividends paid                                                                             (2,392)            (2,392)
                                                                                           --------           --------

Net increase in cash and cash equivalents                                                       359              2,049

Cash and cash equivalents at beginning of the period                                         19,169             19,764
                                                                                           --------           --------

Cash and cash equivalents at end of the period                                             $ 19,528           $ 21,813
                                                                                           ========           ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes                                               $    401           $  1,073



 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 1995 and 1994. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 64.5 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 3 of Notes to Consolidated Financial Statements in the Company's 1994 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $4.3 million.

         Inasmuch as the guarantee directly benefits the Company on an equal basis with Northwest Argentina, the Company and Northwest Argentina have agreed that should Bridas S.A. default in its obligation to the U.S. bank, the Company and Northwest Argentina will each pay Williams one-half of any amounts it pays as a result of such default. No provision has been established by the Company with respect to this contingent liability as management has no reason to believe that Bridas will not meet its obligation to the bank.

(3)      INCOME TAXES

         As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 1994 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty percent and is included in the Consolidated Statements of Operations as Argentine taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

OIL PRODUCTION

The Entre Lomas joint venture has drilled ten development oil wells since the beginning of 1993 of which six were located in the Entre Lomas field. This small oil field is exhibiting good development potential and has been the site of the most productive wells drilled since 1992. The remaining four wells were drilled in the large Charco Bayo/Piedras Blancas ("CB/PB") field complex.

The joint venture intends to continue the development of the Entre Lomas oil field. One well is now drilling. A second is scheduled to be drilled before July 31, the end of the joint venture's current fiscal budget period.

Although the joint venture partners believe the limits of the CB/PB field complex are fairly well defined, there remain undrilled step out locations in the flanks of the structure and selective infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. At its current stage of development, drilling in CB/PB is quite sensitive to oil price fluctuations. Weak prices in late 1993 and early 1994 led to a temporary suspension of drilling. No CB/PB wells have been drilled since August 1993. The unpredictability of oil prices in today's political and economic environment requires caution before proceeding. However, the joint venture partners now believe current prices support additional drilling and, accordingly, a review of CB/PB development locations is now underway.

The slow down of development drilling in the Entre Lomas concession over the recent past has led to insufficient new oil production to replace declines which normally occur in oil fields over time. Daily oil production during the first quarter of 1995 averaged 9,428 barrels, compared with an average of 9,750 for all of 1994.

OIL PRICES

Oil sales prices during the first quarter of 1995 averaged $16.53. Since the end of the quarter, the price of West Texas Intermediate ("WTI"), upon which Entre Lomas prices are based, surged above $20 raising the sales price of Entre Lomas oil over $18. In the absence of a sharp drop in the price of WTI, this increase should have a corresponding effect on the Company's income and cash flow during the second quarter and possibly expand development drilling possibilities in CB/PB.

GAS DEVELOPMENT

The joint venture has completed shooting 3D seismic over a 90 square kilometer surface rectangle that includes the area of Petrolifera formation gas development potential. Interpretation of the seismic will be an ongoing process. However, it has been divided into two phases, with the area of gas development potential included in the first phase. With the help of seismic interpretation, a second Petrolifera drilling location to confirm the production from the Entre Lomas 4 gas well has been selected. The location has been built and drilling will commence in May.

RESULTS OF OPERATIONS

NET INCOME

The Company generated net income of $2.1 million for both the first quarter 1995 and 1994.

Operating revenues during the current quarter were $2 million higher than the same period in 1994. Oil sales prices were significantly higher averaging $16.53 per barrel in 1995 as compared with $12.41 during 1994. In addition, gas sales were greater due to increased volumes resulting from the success of gas development activities in the Entre Lomas field during mid 1994. These favorable affects were primarily offset by increases in operating expense and depreciation, depletion and amortization expense.

Operating expense increased by $800 thousand. The increase is attributable to two factors. The Entre Lomas joint venture commenced paying transportation costs effective March 1, 1994, as required by the settlement reached with YPF, which settlement is described on page 2 of the Company's 1994 Annual Report on Form 10-K under "Deregulation". The second factor relates to costs associated with a polymer injection pilot which was implemented in CB/PB during the current quarter.

Depreciation, depletion and amortization expense increased by $900 thousand. This increase was primarily due to amortization expense relating to the cost associated with obtaining, as part of the settlement with YPF, the right to sell Entre Lomas gas in the open market. This right went into effect March 1, 1994.

ENTRE LOMAS

The following table shows sales and price statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                                                 Three Months Ended
                                                                          -------------------------------------
                                                                            March 31,              March 31,
                                                                              1995                   1994
                                                                          --------------         --------------
      Total Sales-Gross
      -----------------

      Crude Oil and Condensate (bbls)                                          835,727               921,104
      Gas (mcf)                                                              3,039,460             2,445,383
      LPG (tons)                                                                 3,880                 4,483

      Total Sales-Net to Company
      --------------------------

      Crude Oil and Condensate (bbls)                                          397,806               438,445
      Gas (mcf)                                                              1,446,783             1,164,002
      LPG (tons)                                                                 1,847                 2,134

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                                        $     16.53          $      12.41
      Gas (per mcf)                                                        $      1.11          $        .88
      LPG (per ton)                                                        $    162.63          $     146.78

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                                        $      6.83          $       5.21
      Gas (per mcf)                                                        $       .18          $        .10
      LPG (per ton)                                                        $     63.40          $      49.97


Volumes presented in the above table represent those sold to joint venture customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the joint venture. In calculating provincial royalties to be paid, the joint venture is entitled to deduct gathering, storage, treating and compression costs.

                          PART II.  OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a)    Exhibits:
                        EXHIBIT 27 Financial Data Schedule

              (b)    Reports on Form 8-K:
                        None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  APCO ARGENTINA INC.
                                         ---------------------------------------
                                                     (Registrant)





                                  By:            /s/ Thomas Bueno
                                         ---------------------------------------
                                          Controller, Duly Authorized Officer
                                             and Chief Accounting Officer



May 10, 1995

                                 EXHIBIT INDEX


Exhibit No.                Description
- -----------                -----------
   27                  Financial Data Schedule