Form 10-Q
period 1995-06-30
APCO ARGENTINA INC/NEW
filed 1995-08-11
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
___    EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                             YES   X       NO
                                 -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

                        CLASS                                              OUTSTANDING AT JULY 31, 1995
           ORDINARY SHARES, $.01 PAR VALUE                                       7,360,195 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX

                                                                                                      Page No.
                                                                                                      ---------
PART I.         FINANCIAL INFORMATION:

                ITEM 1.     FINANCIAL STATEMENTS

                            Consolidated Balance Sheets -- June 30, 1995
                               and December 31, 1994                                                        3

                            Consolidated Statements of Operations -- Three and
                               Six Months Ended June 30, 1995 and 1994                                      4

                            Consolidated Statements of Cash Flows -- Six
                               Months Ended June 30, 1995 and 1994                                          5


                            Notes to Consolidated Financial Statements                                      6


                ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                                             7


PART II.        OTHER INFORMATION                                                                          11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                           June 30,           December 31,
                                                                   1995                 1994
                                                               ------------        ----------------
                                                                (UNAUDITED)
ASSETS
- ------
Current Assets:
 Cash and cash equivalents                                       $   19,948           $   19,169
 Accounts receivable                                                  4,814                6,039
 Inventory                                                            1,778                2,345
 Other current assets                                                   319                  256
                                                                 ----------           ----------
       Total current assets                                          26,859               27,809
                                                                 ----------           ----------
PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation of $21,502 and $18,351 in 1995 and
 1994, respectively                                                  16,736               16,496
Other assets                                                             37                   37
                                                                 ----------           ----------
                                                                 $   43,632           $   44,342
                                                                 ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Accounts payable                                                $    2,746           $    1,978
 Accrued liabilities                                                  2,250                2,518
 Dividends payable                                                    2,392                2,392
                                                                 ----------           ----------
       Total current liabilities                                      7,388                6,888
                                                                 ----------           ----------
Other Liabilities                                                     2,628                2,844
Commitments and Contingencies (Note 2)

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 shares authorized; 7,360,195
    shares outstanding                                                   74                   74
 Additional paid-in capital                                           9,326                9,326
 Retained earnings                                                   24,216               25,210
                                                                 ----------           ----------
       Total stockholders' equity                                    33,616               34,610
                                                                 ----------           ----------
                                                                 $   43,632           $   44,342
                                                                 ==========           ==========


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                          Three Months Ended                    Six Months Ended
 (DOLLARS IN THOUSANDS)                                        June 30,                             June 30,
                                                      ---------------------------          -----------------------------
                                                         1995            1994                  1995              1994
                                                      ----------      -----------          -----------       -----------
Revenues:
  Operating revenues                                    $  9,136        $   7,615             $ 17,627         $  14,107
  Financial and other revenue                                307              155                  549               344
                                                        --------        ---------             --------         ---------
                                                           9,443            7,770               18,176            14,451
                                                        --------        ---------             --------         ---------
Costs and Expenses:

  Operating expense                                        3,065            2,451                5,995             4,616
  Provincial royalties                                     1,004              843                1,919             1,475
  Selling and administrative                                 673              578                1,291             1,192
  Depreciation, depletion, and amortization                1,369            1,375                2,525             1,588
  Exploration expense                                        760              430                  814               450
  Argentine taxes                                            966              743                1,857             1,524
  Other (income) expense                                    (110)            (572)                 (15)             (425)
                                                        --------        ---------             --------         ---------
                                                           7,727            5,848               14,386            10,420
                                                        --------        ---------             --------         ---------
Net income                                              $  1,716        $   1,922             $  3,790         $   4,031
                                                        ========        =========             ========         =========
Income per ordinary share                               $    .23        $     .26             $    .51         $     .55
                                                        ========        =========             ========         =========
Average ordinary shares and
  equivalents outstanding (000's)                          7,360            7,360                7,360             7,360
                                                        ========        =========             ========         =========
Dividends declared per ordinary share                   $   .325        $    .325             $    .65         $     .65
                                                        ========        =========             ========         =========





 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                   ---------------------------------
                                                                        1995                 1994
                                                                   -------------         ------------
                                                                        (Dollars in Thousands)

Cash flow from operating activities:

  Net income                                                           $  3,790             $ 4,031
  Adjustments to reconcile to cash
    provided by operating activities:
    Depreciation, depletion and amortization                              2,525               1,588
    Reclassification of plugging and abandonment provision
      from other liabilities to accumulated depreciation                    626                   -
    Increase in accounts receivable                                       1,225               2,138
    Increase (decrease) in inventory                                        567                (509)
    Increase in other current assets                                        (63)               (268)
    Increase in accounts payable                                            768                 489
    Decrease in accrued liabilities                                        (268)               (421)
    Other, including changes in non-current
      assets and liabilities                                               (216)                 32
                                                                       --------             -------
Net cash provided by operating activities                                 8,954               7,080

Cash flow from investing activities:

  Capital expenditures                                                   (3,391)             (3,284)

Cash flow from financing activities:

  Dividends paid                                                         (4,784)             (4,784)
                                                                       --------             -------
Net increase (decrease) in cash and cash equivalents                        779                (988)

Cash and cash equivalents at beginning of the period                     19,169              19,764
                                                                       --------             -------
Cash and cash equivalents at end of the period                         $ 19,948             $18,776
                                                                       ========             =======
Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes                           $  1,170             $ 2,028



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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and six months ended June 30, 1995 and 1994. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 3 of Notes to Consolidated Financial Statements in the Company's 1994 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $4.0 million.

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

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty percent which tax is included in the Consolidated Statements of Operations as Argentine taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

Oil Production

Oil production in the Entre Lomas concession has declined since 1993 when average daily production was 10,700 barrels. The current average is 9,300 barrels. Declines are a normal occurrence in the life of an oil reservoir and result from natural pressure depletion over time. The sharp drop in the sales price of oil in mid 1993 reduced the economic attractiveness of development drilling which was temporarily suspended in the concession. Prices recovered in mid 1994 and although four development wells have since been drilled with good results, new oil production has been insufficient to replace natural declines.

Capital Expenditures

Oil prices during the first six months of 1995 have averaged $16.89 per barrel as compared with $14.21 for the comparable period in 1994. Prices now appear to have stabilized in an economically attractive range. Given this, the Entre Lomas partners have tentatively agreed to sharply increase capital expenditures during the coming year. Three of the major objectives will be to reactivate development drilling, continue expenditures for gas development and drill exploration prospects identified by seismic studies which have occurred since 1992. Investments in the Entre Lomas concession for the previous three years have averaged approximately $22 million including production, development and exploration expenditures. The joint venture partners are considering increasing capital spending above $30 million. A definitive capital program will be approved during the current budget process.

Shareholders Dividends

Raising capital spending by this magnitude should have favorable long term effects on production rates and consequently on the Company's level of income and cash flow. However, in the short term, joint venture distributions will be reduced which may require that the Board of Directors reexamine the Company's current shareholder dividend level in the months ahead.

Gas Development

Efforts to develop Petrolifera formation gas production in the Entre Lomas concession continue. The Entre Lomas 4 well, placed on production in June 1994 has continued to produce at a steady rate of 10 million cubic feet per day.
The drilling of the Entre lomas 1-g well was the first attempt to expand Petrolifera gas production. This well, placed on production in November 1994, has been a poor performer. However, its poor performance may be due to the existence of complex faults near the well bore which were not detected by the 2D seismic used to select the location, and formation damage which may have occurred during drilling. A second well, the Entre Lomas 2-g, selected after analysis of 3D seismic shot over this area in late 1994 and early 1995, has now been drilled with successful results. Due to a surge in winter demand for gas, upon completion of the well in August, the joint venture was able to place it on production at an initial rate of 9 million cubic feet per day. There is currently no long term market for the incremental gas and management expects gas sales volumes to return to contract levels during the month of September. The ultimate objective for Petrolifera gas will be the development of a critical mass of reserves which will enable the joint venture to negotiate a second long term contract. Preparations are currently being made for the drilling of the next gas development well.

Presidential Elections

Elections were held in Argentina in May of 1995 and Carlos Menem was reelected to a second term. He has indicated his intention to continue the free market policies and monetary reforms his administration implemented since taking office in 1989. These policies have led to reduced inflation, currency stability, and an influx of foreign capital, resulting in economic growth and stability which, for now, has enabled Argentina to survive relatively unscathed the recent crisis of confidence in Latin America that resulted from Mexico's currency problems of 1994.

RESULTS OF OPERATIONS

Net Income

Second Quarter Comparison

The Company generated net income of $1.7 million during the current quarter, representing a $200 thousand decrease, compared with $1.9 million in 1994.

Greater operating revenues resulted partly from higher oil prices and sales volumes. In addition, gas sales volumes increased due to the contribution of the Entre Lomas 4 well which went on production in mid 1994.

These positive effects were more than offset by several factors including costs incurred to overhaul gas lift compressors, an accrual for future plugging and abandonment costs that was not required during the second quarter of 1994 and costs related to the 3D seismic program previously described. Additionally, during the second quarter 1994, the Company recorded other income as a result of fluctuation expense associated with accumulation of crude oil inventories. No such credit was recorded during 1995.

Six Month Comparison

The Company generated net income of $3.8 million during the current six month period, representing a $200 thousand decrease, compared with $4.0 million in 1994.

Greater operating revenues resulted from significantly higher average oil prices. Entre Lomas oil prices averaged $16.89, during the period, compared with $14.21 during 1994. In addition, gas sales volumes increased due to the contribution of the Entre Lomas 4 well which went on production in mid 1994.

These positive effects were more than offset by several expense variances the most important of which are higher depreciation, depletion and amortization, costs associated with a polymer injection pilot implemented during the first quarter 1995, and increased transportation expense which the Entre Lomas joint venture commenced paying March 1, 1994, pursuant to terms of a settlement with YPF Argentina.

The variance explanations in the quarterly expense comparison also apply to the six month expense comparison except that their contribution is somewhat diluted.

ENTRE LOMAS

The following table shows sales and price statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                                                 Six Months Ended
                                                                        ------------------------------------
                                                                            June 30,               June 30,
                                                                              1995                  1994
                                                                        --------------         --------------
      Total Sales-Gross
      -----------------
      Crude Oil and Condensate (bbls)                                        1,696,002             1,670,270
      Gas (mcf)                                                              6,009,532             5,180,370
      LPG (tons)                                                                 7,957                 9,128

      Total Sales-Net to Company
      --------------------------
      Crude Oil and Condensate (bbls)                                          807,297               795,051
      Gas (mcf)                                                              2,860,537             2,465,856
      LPG (tons)                                                                 3,788                 4,345

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------
      Oil (per bbl)                                                        $     16.89          $      14.21
      Gas (per mcf)                                                        $      1.15          $        .99
      LPG (per ton)                                                        $    168.66          $     150.78

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------
      Oil (per bbl)                                                        $      7.13          $       5.35
      Gas (per mcf)                                                        $       .18          $        .15
      LPG (per ton)                                                        $     62.84          $      47.11


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



                                     APCO ARGENTINA INC.
                              ---------------------------------
                                        (Registrant)





                     By:            /s/ Thomas Bueno
                              ---------------------------------
                           Controller, Duly Authorized Officer
                                and Chief Accounting Officer



August 11, 1995

                                EXHIBIT INDEX



Exhibit
Number             Description
- -------            ----------

   27              Financial Data Schedule