Form 10-Q
period 1995-09-30
APCO ARGENTINA INC/NEW
filed 1995-10-30
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

    POST OFFICE BOX 2400 (M.D. 39-6)
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

             CLASS                        OUTSTANDING AT OCTOBER 27, 1995
ORDINARY SHARES, $.01 PAR VALUE                   7,360,195 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX


                                                                                                      Page No.
                                                                                                      ---------
PART I.         FINANCIAL INFORMATION:

                ITEM 1.     FINANCIAL STATEMENTS

                            Consolidated Balance Sheets -- September 30, 1995
                                and December 31, 1994                                                      3

                            Consolidated Statements of Operations -- Three and
                                Nine Months Ended September 30, 1995 and 1994                              4

                            Consolidated Statements of Cash Flows -- Nine
                                Months Ended September 30, 1995 and 1994                                   5

                            Notes to Consolidated Financial Statements                                     6

                ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS                                         7


PART II.        OTHER INFORMATION                                                                         10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                           September 30,       December 31,
                                                                                     1995                1994
                                                                                 -------------       ------------
ASSETS                                                                            (UNAUDITED)
------
Current Assets:
 Cash and cash equivalents                                                         $  18,218            $  19,169
 Accounts receivable                                                                   7,364                6,039
 Inventory                                                                             2,295                2,345
    Other current assets                                                                 302                  256
                                                                                   ---------            ---------

       Total current assets                                                           28,179               27,809
                                                                                   ---------            ---------

PROPERTY AND EQUIPMENT, less accumulated
 depreciation of $22,468 and $18,351 in 1995 and
 1994, respectively                                                                   17,561               16,496
Other assets                                                                              52                   37
                                                                                   ---------            ---------

                                                                                   $  45,792            $  44,342
                                                                                   =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                                  $   3,249            $   1,978
 Accrued liabilities                                                                   4,272                2,518
 Dividends payable                                                                     1,196                2,392
                                                                                   ---------            ---------

       Total current liabilities                                                       8,717                6,888
                                                                                   ---------            ---------

Other Liabilities                                                                      2,334                2,844
Commitments and Contingencies (Note 2)

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 shares authorized; 7,360,195
    shares outstanding                                                                    74                   74
 Additional paid-in capital                                                            9,326                9,326
 Retained earnings                                                                    25,341               25,210
                                                                                   ---------            ---------

       Total stockholders' equity                                                     34,741               34,610
                                                                                   ---------            ---------

                                                                                   $  45,792            $  44.342
                                                                                   =========            =========

 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                           Three Months Ended                    Nine Months Ended
(DOLLARS IN THOUSANDS)                                        September, 30                        September, 30
                                                        -------------------------           ----------------------------
                                                          1995            1994                 1995              1994
                                                        --------        ---------           ----------         ---------
Revenues:
  Operating revenues                                    $  9,622        $  10,227           $   27,249         $  24,334
  Financial and other revenue                                262              189                  811               533
                                                        --------        ---------           ----------         ---------

                                                           9,884           10,416               28,060            24,867
                                                        --------        ---------           ----------         ---------

Costs and Expenses:

  Operating expense                                        3,317            3,495                9,312             8,111
  Provincial royalties                                       919              908                2,838             2,383
  Selling and administrative                                 546              624                1,837             1,816
  Depreciation, depletion, and amortization                  966              971                3,491             2,559
  Exploration expense                                        561               23                1,375               473
  Argentine taxes                                          1,129              723                2,986             2,247
  Other (income) expense                                     125            1,452                  110             1,027
                                                        --------        ---------           ----------         ---------

                                                           7,563            8,196               21,949            18,616
                                                        --------        ---------           ----------         ---------

Net income                                              $  2,321        $   2,220           $    6,111         $   6,251
                                                        ========        =========           ==========         =========


Income per ordinary share                               $    .32        $     .30           $      .83         $     .85
                                                        ========        =========           ==========         =========

Average ordinary shares and
  equivalents outstanding (000's)                          7,360            7,360                7,360             7,360
                                                        ========        =========           ==========         =========


Dividends declared per ordinary share                   $  .1625        $    .325           $    .8125         $    .975
                                                        ========        =========           ==========         =========





 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       -----------------------------
                                                                                          1995               1994
                                                                                       ---------           ---------
                                                                                          (Dollars in Thousands)
Cash flow from operating activities:

   Net income                                                                          $   6,111           $   6,251
   Adjustments to reconcile to cash
      provided by operating activities:
       Depreciation, depletion and amortization                                            3,491               2,559
       Abandonment of well drilled in prior year                                             502                   -
       Reclassification of plugging and abandonment provision
          from other liabilities to accumulated depreciation                                 626                   -
      (Increase) decrease in accounts receivable                                         (1,325)              2,143
       Decrease in inventory                                                                  50                 166
       Increase in other current assets                                                      (46)                (91)
       Increase (decrease) in accounts payable                                             1,271                (210)
       Increase in accrued liabilities                                                     1,754                 267
       Other, including changes in non-current
          assets and liabilities                                                            (525)                530
                                                                                       ---------           ---------

   Net cash provided by operating activities                                              11,909              11,615

Cash flow from investing activities:

   Capital expenditures                                                                   (5,684)             (4,636)

Cash flow from financing activities:

   Dividends paid                                                                         (7,176)             (7,176)
                                                                                       ---------           ---------

Net decrease in cash and cash equivalents                                                   (951)               (197)

Cash and cash equivalents at beginning of the period                                      19,169              19,764
                                                                                       ---------           ---------

Cash and cash equivalents at end of the period                                         $  18,218           $  19,567
                                                                                       =========           =========

Supplemental disclosures of cash flow information:

   Cash paid during the year for income taxes                                          $   1,934           $   3,003


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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and nine months ended September 30, 1995 and 1994. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 3 of Notes to Consolidated Financial Statements in the Company's 1994 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $3.7 million.

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

FINANCIAL CONDITION

CAPITAL EXPENDITURES

Effective August 1, the Company and its Entre Lomas partners approved a capital spending program for the 1995/1996 fiscal year of $33 million, which amount represents an increase in expenditures of approximately fifty percent over the past several years. This heightened level of investment might be sustained over a longer period contingent on results of the program and continued stabilization of oil prices.

The primary objectives of the program are to reactivate development drilling in existing oil fields, continue expenditures for gas development, and drill exploration prospects identified by seismic studies that have been conducted since 1992. The program also provides for continued expansion of secondary recovery in the Charco Bayo/Piedras Blancas field complex and investments for production installations and facilities, of which the most significant are increasing lift capacity and developing installations required to reinject produced water.

SHAREHOLDER DIVIDEND

Raising capital spending by this magnitude should have a favorable long term effect on Entre Lomas production rates and, consequently, the Company's level of income and cash flow. The Company must assure it can commit the financial resources required to carry out the approved program. As a result, effective the third quarter of 1995, the Company reduced its quarterly dividend to 16.25 cents per share from the previous level of 32.5 cents. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.

GAS DEVELOPMENT

During the third quarter, production from the Entre Lomas gas field reached 20 million cubic feet ("mmcf") per day. The success of the second well, the Entre Lomas 2-g, raised daily production from 10 mmcf to its present level. The joint venture partners are fortunate to be selling the incremental gas from the 2-g well in the spot market as it is not under contract. Management expects gas sales volumes to return to contract levels at any time due to anticipated seasonal reductions in demand..

The joint venture is now drilling two more gas wells, the Entre Lomas 3-g and the Entre Lomas 5-g, in an effort to determine the extent of this field. The ultimate objective is to develop a critical mass of reserves which will enable the joint venture to negotiate a second long term gas contract. The 3-g well has now reached total depth. Electric logs indicate the well also contains potentially productive Petrolifera sections.  A completion rig is on
location and initial formation testing has begun.   No predictions can be made
at this time as to whether these wells will ultimately prove to be productive or, if productive, whether a market for the gas will be available.

RESULTS OF OPERATIONS

QUARTERLY COMPARISON

The Company generated net income of $2.3 million during the current quarter, compared with $2.2 million during the same period in 1994.

Lower operating revenues are the result of reduced oil sales volumes, partially offset by increased gas sales volumes which arose from the ongoing success of the previously described gas development program. Oil and gas prices did not vary significantly.

During the quarter, the joint venture determined it had no current plans to deepen the La Pista x-1 well, a previously drilled exploration well. As a result, the cost associated with this well was charged off resulting in the increase in exploration expense.

In 1994, as a result of new environmental regulations adopted in Argentina, the joint venture began to provide for future plugging and abandonment costs of wells in all of its producing fields. This accrual was initiated with a retroactive charge during the third quarter of 1994, which combined with changes in inventory fluctuation expense, are the primary factors for the decrease in other expense.

NINE MONTH COMPARISON

The Company generated net income of $6.1 million during the current nine month period, compared with $6.3 million during the same period in 1994.

Greater operating revenues resulted primarily from two factors, higher oil prices and increased gas volumes. The price of oil sold in Entre Lomas during the current nine months averaged $16.65 per barrel, compared with $15.00 during 1994. Increased gas sales volumes are the result of the ongoing success of the previously described gas development program.

Operating expense increased when compared with the prior year due to several factors, which include more well workovers, costs associated with a polymer injection pilot implemented during the first quarter, higher transportation costs and compressor overhauls.

The increase in depreciation expense is attributable to the conversion of the Entre Lomas area to a concession as described in the Company's 1994 10-K. As a result of the conversion agreement, the joint venture's capital account, wherein capital investments were recorded under the original Entre Lomas contract, was fully repaid. Capital expenditures from that point forward have been recorded as depreciable property and equipment. Because of the active investment program in the concession, the Company's depreciation expense should tend to increase from year to year for the foreseeable future.

Exploration expense is greater due to costs of the 3D seismic program conducted during the early part of the year and the charge associated with the La Pista x-1 well.

The explanation for the variation in other expense given in the quarterly comparison also applies to the nine month comparison.


ENTRE LOMAS

The following table shows volume, price and production cost statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                                                    Nine Months Ended
                                                                        -----------------------------------------
                                                                          September 30,          September 30,
                                                                             1995                    1994
                                                                        -----------------      ------------------
      Total Sales Volumes-Gross
      -------------------------

      Crude Oil and Condensate (bbls)                                        2,622,905             2,713,303
      Gas (mcf)                                                              9,704,141             8,512,771
      LPG (tons)                                                                12,280                13,704

      Total Sales Volumes-Net to Company
      ----------------------------------

      Crude Oil and Condensate (bbls)                                        1,248,503             1,291,532
      Gas (mcf)                                                              4,619,171             4,052,079
      LPG (tons)                                                                 5,845                 6,529

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                                        $     16.65          $      15.00
      Gas (per mcf)                                                        $      1.18          $       1.04
      LPG (per ton)                                                        $    170.60          $     151.78

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                                        $      7.28          $       6.18
      Gas (per mcf)                                                        $       .17          $        .13
      LPG (per ton)                                                        $     63.93          $      53.71


Volumes presented in the above table represent those sold to joint venture customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the joint venture. In calculating provincial royalties to be paid, the joint venture is entitled to deduct gathering, storage, treating and compression costs.

                          PART II.  OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual General Meeting of Shareholders of the Company was held on September 21, 1995. At the Annual General Meeting, one individual was elected as a director of the Company. Two individuals continue to serve as directors pursuant to their prior election. In addition, the appointment of Arthur Andersen LLP. as the independent auditor of the Company for 1995 was ratified.

              A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

              Election of Directors:

              Name                     For            Against      Withheld
              ----                     ---            -------      -------

              Keith E. Bailey          6,901,325        None       2,252

              Ratification of Appointment of Independent Auditor:

              Name                     For            Against      Abstain
              ----                     ---            -------      -------

              Arthur Andersen LLP      6,898,680        3,628      1,269

              The Company understands that there were no broker nonvotes with respect to either the election of the director or the ratification of the auditor.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits:
                        Exhibit 27 - Financial Data Schedule

              (b)    Reports on Form 8-K:
                        None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  APCO ARGENTINA INC.
                                         ------------------------------------
                                                     (Registrant)



                              By:                  /s/ Thomas Bueno
                                         ------------------------------------
                                         Controller, (Duly Authorized Officer
                                                of the Registrant) and
                                               Chief Accounting Officer



October 31, 1995

                                EXHIBIT INDEX





EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27          Financial Data Schedule