Form 10-K
period 1995-12-31
APCO ARGENTINA INC/NEW
filed 1996-03-18
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
 [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                          ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                     OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                               (NO FEE REQUIRED)
              For the transition period from                to
                                             --------------    ----------
                         Commission file number 0-8933


                              APCO ARGENTINA INC.
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS                                             -
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          P. O. BOX 2400
          TULSA, OKLAHOMA                                                  74102
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code:  (918) 588-2164


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 8, 1996, was $41,414,638. This value was calculated based upon the average bid and asked prices of the registrant's stock of $17.125 on March 8, 1996, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

          At March 8, 1995 there were outstanding 7,360,195 shares, $.01 par value, of the registrant.

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

(B)           FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

              None.

(C)           NARRATIVE DESCRIPTION OF BUSINESS

ENTRE LOMAS

              The Company participates in a joint venture with Petrolera Perez Companc S.A. ("Petrolera") and Maipu Inversora S.A., the current owner of the participation interest originally held by Perez Companc S.A. Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquen in southern Argentina. The Company's interest in the joint venture totals 47.6 percent of which 23 percent is a direct participation and
24.6 percent is owned indirectly by virtue of the Company's 33.6 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a
73.15 percent direct interest in the joint venture.

YPF CONTRACTS

              In 1967, Yacimientos Petroliferos Fiscales ("YPF") sought bids for the development of the Entre Lomas area. Perez Companc won the bidding. Contract No. 12,507, dated March 13, 1968, between YPF and Perez Companc permitted the Entre Lomas joint venture to explore for, develop, and produce oil in the Entre Lomas area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from direct ownership of the mineral resources involved. Under existing Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

JOINT VENTURE AGREEMENTS

              On April 1, 1968, Perez Companc and Petrolera entered into a joint venture agreement with Apco Oil Corporation pursuant to which Petrolera became operator of the Entre Lomas area. On July 1, 1970, Apco Oil Corporation transferred its interest in the Entre Lomas area to Apco Argentina Inc.
Similar joint venture agreements among the Company, Perez Companc and Petrolera for the development of natural gas and extraction of propane and butane were entered into February 29, 1972, and March 23, 1977, respectively.

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

              In February 1994, certain terms of the above described conversion agreement were modified. Such modifications severed all links between YPF and the Entre Lomas joint venture which remained pursuant to the original 1968 Entre Lomas contract. Effective March 1, 1994, the joint venture assumed responsibility for the costs of transportation, treatment and storage of oil produced in Entre Lomas and YPF relinquished its right to take in kind eight percent of the oil produced in the concession. In addition, deliveries of natural gas to YPF were no longer required, entitling the joint venturers to sell all gas produced in the open market. Finally, YPF paid the joint venture $8.7 million as payment for the outstanding balance of the gas capital account and other costs to be incurred by the joint venture as a result of the modifications. These changes completed the evolution of the Entre Lomas contract from an oil production service contract to an oil and gas exploration and production concession pursuant to the 1967 hydrocarbon law 17,319.

SALE OF OIL

              The Entre Lomas concession is currently participating in several contracts negotiated by the Perez Companc group. This arrangement allows the joint venturers to pool Entre Lomas oil with other concessions in the Medanito area providing greater negotiation strength with Argentine refiners and in export markets.

              All contracts which were in effect during 1994, expired during the year, and have been replaced with four new contracts which have terms that run through staggered dates in 1996. Under the new contracts, approximately one quarter of the concession's production is exported to Petrobras, the Brazilian national oil company. The remainder is sold to three Argentine refineries. No single customer purchases more than twenty-seven percent of the concession's production.

              The per barrel price for Argentine oil continues to be based on the spot market price of West Texas Intermediate crude less a discount. This discount has been declining steadily since Argentina's oil industry was deregulated. The average weighted discount in effect for the current sales contracts is $1.60, as compared with $2.18 for contracts in effect in 1994, and $2.50 for contracts in effect in 1993. Due to weight and quality differences between West Texas Intermediate crude oil and Entre Lomas oil, a base level discount will ultimately be reached.

              As described, all existing contracts expire at different times in 1996. Excellent demand exists for Medanito area crude oil because of its relative quality and favored geographical location. Management is confident, that upon expiration, these contracts can be extended or replaced.

SALE OF GAS

              In March 1994, the Entre Lomas joint venturers entered into a gas sales agreement with Litoral Gas S.A., the gas distribution company for the province of Santa Fe. Under the agreement, the joint venturers provide 28 million cubic feet of gas per day during peak winter months and 25 million cubic feet per day during the remainder of the year. The price paid by the purchaser varies depending on seasonal demand. During 1995, prices averaged $1.23 per thousand cubic feet ("mcf"), and are scheduled to escalate gradually to an average of $1.34 per mcf during the final year. Provisions exist to adjust the contract price should it diverge too much from the average sale price of gas produced in the Neuquen basin. The term of the contract is five years.

              As described on pages 6 and 7, under "Gas Development", the Entre Lomas joint venture partners are currently developing a new gas field in the central part of the concession. Production from this field commenced in July 1994. To date, the joint venturers, through a temporary arrangement, have been successful selling this additional gas stream to Megrogas S.A. Spot market sales to other local distribution companies have also occurred during periods of peak gas demand. During the winter month of August, daily sales volumes from the concession reached an average of 40 million cubic feet.

              The joint venturers are currently seeking a long term outlet for gas production in excess of the volume commitment to Litoral S.A. The success of this undertaking will depend on the ultimate outcome of development efforts in this new field.

TRANSPORTATION

              Oil produced in the Entre Lomas concession is sold in Puerto Rosales and is shipped through the Oleoductos de Valle S.A. ("Oldelval") pipeline system. From the concession, oil is transported through the joint venture's 8 inch, 6 3/4 mile pipeline. This line has a capacity of 16,000 barrels per day and is directly connected to the Medanito-Allen leg of the system. Medanito-Allen, with a daily capacity of 130,000 barrels, transports oil to Allen terminal. Two Oldelval lines, originating in Allen, with a daily capacity of 175,000 barrels, complete the journey to Puerto Rosales. Currently, the Entre Lomas joint venture's allocation in this pipeline system is 11,600 barrels per day. The system at this time is operating at 90 to 95 percent of capacity.

              The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.06 per barrel in 1995. Current transportation tariffs were established by government decree in 1992.

PETROLERA

              Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Major investment and distribution decisions are made by the joint venture and implemented by Petrolera. Petrolera has a board of 15 directors, 7 of whom are nominees of the Company and 8 of whom are nominees of Perez Companc or its affiliates. Petrolera's senior officers are generally the same as those of Perez Companc with other general office and field personnel being employed exclusively by Petrolera. The Company understands that Petrolera's sole business at present is its role as joint venture operator.

              With the assistance of its branch office in Buenos Aires, the Company obtains operational and financial data with which it monitors joint venture operations. The branch also provides technical assistance to Petrolera and makes recommendations regarding field operations.

DISTRIBUTIONS AND DIVIDENDS

              During 1995, the Company received direct distributions of $4.5 million and Petrolera dividends of $2.7 million. Future distributions will be dependent on the joint venture's ability to generate future profits and the level and timing of future investments in the area. Pursuant to a joint venture agreement dated January 31, 1986, whenever, during a two-month period, cash available to the joint venture exceeds its requirements and commitments, such excess shall be distributed, as soon as practicable, to the joint venturers.

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

              The most prolific oil producing formation is called Tordillo which in the CB/PB field has generated 83% of all the oil produced in the concession. The Tordillo also produces associated gas which is consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. Other important formations are the Quintuco, which produces gas in CB/PB and oil in the Entre Lomas and El Caracol fields. Since inception 393 wells have been drilled in the concession, of which at year end, 279 are oil wells, 20 are gas wells and 81 are water injection wells. Reference is made to page 12 which presents this information in tabular form.

              The CB/PB and the El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB, primarily those developed since 1986, which lack injection. The El Caracol field has been under injection since 1989.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

              Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has since continued occurring primarily during the 1979-1981 and 1986-1988 drilling campaigns. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 71 injection wells. CB/PB can best be described as a mature oil field with remaining potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

              The future ultimate development of CB/PB is likely to result from a combination of expansion of secondary recovery throughout the entire producing field, selective infill drilling, continued step out drilling, and recompletion of existing wells with behind pipe reserves. The results of these programs can be enhanced, and higher percentage recoveries achieved, by improving the efficiency of the waterflood through various means. Such means include substantially increasing the rate of water injection in areas of the field already under flood, increasing lift capacity to handle greater volumes of fluid by accelerating the conversion of wells from gas lift to pump, placing idle wells back on production, attempting to reduce the effects of channeling of injection water through the use of polymer treatments of both injection and producing wells, and by modifying existing patterns of injection.

              Although the CB/PB waterflood has been in operation since 1975, there has been insufficient water injected in some areas of the field already under injection and other areas in which there has not been injection to date. As a result, recoveries normally attributed to waterfloods after 15 to 20 years have not been attained and it is currently estimated that this field has a remaining productive life in excess of twenty years. Expansion and improvement of secondary recovery throughout this field is a primary emphasis for the joint venture.Insofar as future drilling activity in the CB/PB field, it is felt that the oil/water contact, or the lowest structural point at which oil can be produced, is fairly well defined. Nevertheless, there remain undrilled step out locations in the flanks of the structure and selective infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners.

              In the CB/PB field, the Quintuco formation is gas productive. Approximately 55 percent of the gas sold by the joint venturers is produced from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed and, until 1994, comprised virtually all of the company's proved gas reserves.

EL CARACOL FIELD

              The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty one wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable.

ENTRE LOMAS FIELD

              The Entre Lomas field is located in the central part of the concession to the northwest of CB/PB. This anticlinal structure is cut by a fault near its crest. The oilfield exists on the southwest/upthrown side of the fault. Although the field has additional development drilling potential as indicated by the structural position and formation development in the two wells drilled in 1995 and those drilled in the two prior years, the field is showing signs of pressure depletion and is a candidate for secondary recovery.

              The Quintuco formation, which responded favorably to waterflooding in the El Caracol field, is the principal producing formation in this field. Studies which attempt to predict the reaction of this field to water injection are almost complete. Investments to implement secondary recovery are currently scheduled to commence during the second half of 1996.

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

              On the basis of these developments, EL 4 was tested with good results. Subsequently, a gas pipeline was built from this area to the concession's main facilities and the well was placed on production in August 1994 at an initial rate of 8 million cubic feet per day. The decision was made to drill step out wells and determine the extent of Petrolifera development in this sector of the concession. The first step out location, the Entre Lomas 1-g, drilled during the last quarter of 1994, found good Petrolifera development in a favorable structural position. This well, however, has been a poor producer due to the existence of a complex faulting near the well bore which was not detected with the 2D seismic used to select the location. The joint venture then undertook a 3D seismic program over a 90 square mile kilometer surface rectangle which included the area of gas development potential.

              The next three wells, Entre Lomas 2-g, 3-g and 5-g were drilled during 1995 with successful results, finding good Petrolifera development in favorable structural positions and extending the area of potential development to the northwest. The 2-g and 3-g wells were placed on production intermittently during the winter season in Argentina as the joint venturers were able to sell gas into the spot market and through a temporary arrangement described on page 3, under "Gas Sales". Both wells produced for brief periods at rates reaching 10 million cubic feet per day. The Entre Lomas 5-g well, although not yet placed on production, tested volumes of approximately 10 million per day.

              Late in the year, the Entre Lomas 6-g was drilled as a step out location to the northeast, in a location that seismic interpretations indicated would be considerably downdip. The well was completed and tested in February 1996. The Petrolifera formation was well developed at this location and the structural position indicated by the seismic was confirmed. However, this well appears to have found the northeast limits of this field in that production testing resulted in one hundred percent water.

              Pipeline capacity inside the concession is now being expanded in order to increase deliverability from this new field. Additional wells to define the extent of this field to the northwest will be drilled in the second half of 1996.

PROVED RESERVES

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

                          Entre Lomas Joint Venture
                        Summaries of Net Proved Reserves
                     (Applicable to the Company's Interest)

Total proved oil, condensate and
  plant product reserves                                            (Millions of Barrels)
                                                             ------------------------------------
                                                             1995            1994            1993
                                                             ----            ----            ----
    Beginning of year                                        39.5            23.5            60.0
    Revisions of previous
       estimates                                             (0.7)           17.6           (37.5)
    Additions                                                 0.4             0.2             0.8
    Acquisitions                                                -               -             1.8
    Production                                               (1.8)           (1.8)           (1.6)
                                                             ----            ----            ----

    End of Year                                              37.4            39.5            23.5
                                                             ====            ====            ====

Proved developed oil reserves                                25.1            25.5            23.5
                                                             ====            ====            ====


Total proved gas reserves                                          (Billions of cubic feet)
                                                             ------------------------------------
                                                             1995            1994            1993
                                                             ----            ----            ----

    Beginning of year                                        33.8            25.6            27.6
    Revisions of previous
       estimates                                             (1.6)           (0.7)            2.5
    Additions                                                27.1            14.5               -
    Production                                               (5.8)           (5.6)           (4.5)
                                                             ----            ----            ----

    End of Year                                              53.5            33.8            25.6
                                                             ====            ====            ====

Proved developed gas reserves                                47.8            32.5            25.6
                                                             ====            ====            ====


              There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 1995.

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

                           Entre Lomas Joint Venture
            Standardized Measure of Discounted Future Net Cash Flows
                        From Proved Oil and Gas Reserves
                     (Applicable to the Company's Interest)



                                                                          (Millions of U.S. Dollars)
                                                                       ---------------------------------
                                                                       1995            1994         1993
                                                                       ----            ----         ----
       Future revenues (1 and 2)                                       $732            $676         $328
       Future expenditures (3)                                          401             391          207
                                                                       ----            ----         ----
                                                                        331             285          121

       Argentine taxes (4)                                               90              77           27
                                                                       ----            ----         ----

       Future net cash flows                                            241             208           94

       Less 10% annual discount for
          estimated timing of cash flows                                127             113           39
                                                                       ----            ----         ----

       Discounted future net cash flows                                $114            $ 95         $ 55
                                                                       ====            ====         ====


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The per barrel price for 1995 is $17.58, as compared with $15.87 and $12.28 for 1994 and 1993, respectively. Gas prices for all years are based on prices provided by gas sales contracts in effect during the respective years. Production forecast beyond the term of gas sales contracts currently in effect, are assumed to be sold under the same contract terms.

(3) Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.

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

                           Entre Lomas Joint Venture
                 Analysis of Changes in Standardized Measure of
       Discounted Future Net Cash Flows From Proved Oil and Gas Reserves
                     (Applicable to the Company's Interest)

                                                                  (Millions of U.S. Dollars)
                                                              ----------------------------------
                                                              1995             1994         1993
                                                              ----             ----         ----
Prices and costs:
    Net changes in prices and
      production costs                                        $12              $10          $(76)

Quantities:
    Revenues, net of
       production costs                                       (11)             (23)          (15)
    Additions and revisions
       of previous estimates - net                             14              111          (140)

Other:
    Changes in estimated
       future development costs                                (2)             (36)          112
    Accretion of discount                                      13                7            13
    Net changes in Argentine
       taxes                                                   (8)             (24)           56
    Timing of future
       production and other                                     1               (5)           16
                                                              ---              ---          ----

Net increase (decrease) in
    discounted future net
       cash flows                                             $19              $40          $(34)
                                                              ===              ===          ====


              The increase (decrease) for all years reflects the impact of changes in oil and gas prices on the economic viability of development drilling in the concession and thus the quantities of reserves qualifying as proved.

              The following table shows total sales of crude oil and condensate and natural gas from the Entre Lomas field and average sales prices and production costs for the last three years, based on data supplied to the Company by Petrolera.

                          Entre Lomas Joint Venture
                          Sales and Price Statistics

                                                                 1995               1994             1993
                                                            --------------     --------------   --------------
Total Sales-Gross

Crude Oil and Condensate (bbls)                                  3,441,973          3,544,643        3,558,020
Gas (mcf)                                                       12,242,384         11,780,564        9,495,121
LPG (tons)                                                          15,764             18,126           17,361

Total Sales-Net to Company

Crude Oil and Condensate (bbls)                                  1,638,379          1,687,250        1,693,618
Gas (mcf)                                                        5,827,375          5,607,548        4,519,678
LPG (tons)                                                           7,504              8,628            8,264

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                               $        16.67     $        15.11   $        16.04
Gas (per mcf)                                                         1.23               1.05              .80
LPG (per ton)                                                       166.33             149.95           154.66

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                               $         7.13     $         6.45   $         5.17
Gas (per mcf)                                                          .19                .15              .11
LPG (per ton)                                                        65.47              53.24            55.24


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

              Total wells from all acreage in which the Company has an interest for the years ended December 31, 1995 and 1994, are as follows:

                                                                    1995                1994
                                                               ------------        ------------
                                                               Gross    Net        Gross    Net
                                                               -----    ---        -----    ---
              Oil                                              279      133         279     133
              Gas                                               20       10          18       8
              Abandoned and Inactive                            13        6          12       6
              Injection                                         81       38          73      35
                                                               ---      ---         ---     ---
                Total                                          393      187         382     182
                                                               ===      ===         ===     ===


              Total capital expenditures by the Entre Lomas joint venture for 1995 amounted to $21 million all related to development activities. Major development expenditures included drilling and completing 7 oil wells and 3 gas wells, conversion of 8 producing wells to injection, increases in lift capacity, installation of a telemetering system in the concession, improvements in the concession's hydrocarbon recovery unit, and costs associated with designing and building facilities to reinject produced water in the concession.

              Remedial well workovers are charged to operating expense. During 1995, the joint venture expended almost $5 million on workovers and polymer treatments of both producing and injection wells.

              Exploration expenditures for 1995 totaled $1.5 million and represent costs of completing a 3D seismic program initiated in the prior year.

              Development expenditures in 1994 and 1993 totaled $8 million and $15 million, respectively. Remedial well workovers for 1994 and 1993 totaled $3 million and $2 million, respectively, and exploration expenditures, for the same years totaled $4 million and $3 million respectively.

              In 1992, Argentina passed environmental control legislation in the form of Law 2,391. As a result, investments were made in 1993 to temporarily improve the concession's existing system of produced water disposal. Fresh water has previously been the sole source of injection in both waterflood projects in the concession. As a result, produced water has previously been disposed of in evaporation and filtration pits. During 1994, a system to reinject produced water was designed and approved by the governing provinces. Estimated to cost in excess of $5 million, these facilities are now being built and are scheduled to go into operation by mid 1996.

              The Entre Lomas field consists of approximately 183,000 acres, of which 32,971 acres are presently producing. The Company's 47.6 percent interest is equivalent to approximately 87,000 total net acres and 15,694 producing net acres.

              The aggregate amounts of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                    (Thousands of U.S. Dollars)
                                                                    ---------------------------
                                                                      1995                1994
                                                                    -------             -------
              Proved oil and gas properties                         $44,028             $34,476
              Accumulated depreciation,
                depletion and amortization                           16,850              10,940
                                                                    -------             -------

              Net capitalized costs                                 $27,128             $23,536
                                                                    =======             =======


EXPLORATION

              The Entre Lomas concession consists of 183,000 acres of which 32,971 acres are presently producing. Since 1960, when the first exploration well was drilled, there have been drilled inside the concession 393 wells of which only a few have been drilled significant distances from the main producing fields. Although the joint venture believes the major producing structures have been identified and are being developed, the concession remains relatively unexplored. The Joint venturers are now in the midst of an effort to identify additional unexplored hydrocarbon accumulations which may exist inside the concession boundaries.

              In 1993, the partners completed an intensive seismic program which included reprocessing seismic shot in prior years and shooting approximately 300 miles of new 2D seismic. The results of this program were interpreted and several structures identified as potential drilling targets. These new prospects target both oil and gas in formations known to be productive in the concession, including the Tordillo, Quintuco and Petrolifera formations. In addition, it is the joint venture's intention to test deeper formations which have never been investigated in the concession.

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

              Early this year, the joint venture completed a $1.6 million 3D seismic program which covers a 90 square kilometer rectangular area including the area of Petrolifera formation gas development potential described on pages 6 and 7, under "Gas Development", the Entre Lomas oil field, and an extensive area on either side of the fault which runs through the crest of the Entre Lomas structure. The main objective of this seismic was to better select drilling locations for Petrolifera gas development, identify future development drilling locations in the Entre Lomas oil field, and find exploration potential in Los Alamos and Lomas de Ocampo. These two areas were lightly explored early on in the life of the Entre Lomas concession and have produced, from a few wells, small amounts of oil from the Tordillo and Quintuco formations.

              Late during the year, while drilling an Entre Lomas oil field Quintuco formation development well, the joint venture drilled down to and perforated a lower section of the Tordillo formation which was previously untested. This formation has produced most of the oil in the Charco Bayo/Piedras Blancas field complex described on page 5. The well was placed on production from the Tordillo. Results have been sufficiently positive to generate interest in potential Tordillo development in the area around this well and to the northwest where the Lomas de Ocampo area has accumulated Tordillo production. The joint venture plans to reenter previously drilled wells which provide access to the Tordillo and will soon drill a well to the northwest in the direction of Lomas de Ocampo targeting this formation.

              The joint venture partners are currently drilling an exploration well on the Borde Mocho prospect. This well, a Tordillo formation test, with a projected total depth of 9,750 feet, is located approximately four and one-half miles to the southwest of the Piedras Blancas field, just inside the concession's boundary with the Bajada del Palo field. YPF previously drilled several wells on the opposite side of the concession boundary, which produced small accumulations of oil from the Tordillo formation before being abandoned.

ACAMBUCO

              The Company owns a 1.5% participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the border with Bolivia. The Acambuco concession covers an area of 267,000 acres.

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

              Although all activity in this area has to date been unsuccessful, the concession has been lightly explored. Significant gas production and reserves exist to the south and east of the concession in the Ramos and Aguarague concessions. In October 1994, the Acambuco partners, consisting of Bridas S.A.P.I.C., Northwest Argentina Corporation and the Company, entered into a farmout agreement with YPF, whereby YPF received a 45% interest in the concession in exchange for drilling, within five years, four exploration wells on four separate geological structures, the costs of which are to be paid 100% by YPF. The agreement also provides that YPF will finance development drilling which might result from successful exploration. Such financing is non-recourse and to be repaid without penalty or interest out of production revenues from the concession. The Company has the option, in each exploration prospect which is drilled, to either proportionately reduce its 1.5% interest by 45%; pay its share of the exploration costs; or exercise the non-consent penalty provisions of its 1984 agreement with Bridas while retaining its 1.5% interest.

              YPF and Bridas believe that the area has considerable gas potential and could be a possible source of future gas exports to major consumption centers in Brazil. However, it is an overthrust area, with very complex geology wherein drilling is extremely difficult and costly. The objective formations are deep with well depths likely to reach 18,000 feet and a high risk of mechanical problems, such as those encountered by Bridas, Northwest Argentina and the Company in the early 1980's.

              In March 1995, YPF commenced drilling the San Pedrito X-1 well with an objective total depth of 15,800 feet. The well will test the Santa Rosa/Huamampampa formation. For this initial exploration well, the Company exercised its non-consent option. As of late February 1996, the depth of the well had reached approximately 14,500 feet and was drilling in the Huamampampa with gas shows at the surface. The cumulative costs of this well to date have exceeded $30 million. The well has encountered problems of all types, including severe formation pressures, side wall cave-ins, and stuck drill pipe which have required special services and resulted in delays.

              The location for the second exploration well, the San Antonio X-1, has been selected. This well is to be drilled to a total depth of 14,600 feet. The objective is also the Santa Rosa/Huamampampa formation. Drilling at this location will commence after the San Pedrito well is completed.

              In addition, the Acambuco partners have approved an additional project to test the same target, which project is not a part of the YPF farmout agreement. Sometime in 1996, Bridas, as operator, will reenter the Macueta 1002 well and drill horizontally to a higher more favorable position in the Macueta structure where fractures are believed to exist in the Huamampampa formation. This well is one of the three original wells drilled in the early 1980's. Recent seismic interpretation has revealed that the well was drilled on the flank of the Macueta structure.

ECONOMIC AND POLITICAL ENVIRONMENT

              Since 1989, the government of President Menem has pursued free market policies, including the privatization of state-owned companies, deregulation of the oil and gas industry, which included the successful sale of YPF shares in public markets, tax reform to equalize income tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls.

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

              These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 5 percent in 1995 and, second, an influx of foreign investment capital into the country.

              Events in Mexico which have resulted in devaluations of its currency since December 1994, produced a crisis of confidence in Latin America during 1995. Foreign investors trapped by the devaluation in Mexico, began to withdraw funds from all Latin American countries including Argentina where the banking system was severely impacted. The Argentine government maintained its committment to the convertibility law and announced certain economic measures, including reductions in government expenditures and increases in taxes including raising the value added tax from 18% to 21%. Implementation of these policies resulted in significant loans from the International Monetary Fund, the World Bank and the Interamerican Development Bank which assisted Argentina through the crisis.

              Elections were held in Argentina in May of 1995 and Carlos Menem was reelected to a second term. He has indicated his intention to continue the free market policies and monetary reforms which have worked so well and enabled Argentina to survive relatively unscathed the recent crisis of confidence in Latin America that resulted from what has come to be known as the "tequila effect".

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                 P A R T   II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              At December 31, 1995, there were 1,526 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

              For reasons described on page 19, under "Management's Discussion and Analysis of Financial Condition and Results of Operation", effective the third quarter of 1995, the Company reduced its quarterly dividend to 16.25 cents per share from the previous level of 32.5 cents. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.

                                                             Stock Price
                                                       ------------------------
                                                         High            Low         Dividend
                                                       --------        --------      ---------
              Quarter of 1994
                                         First         $ 20            $ 18          $ .32 1/2

                                         Second          18 1/2          14 3/4        .32 1/2

                                         Third           17 3/4          16 1/2        .32 1/2

                                         Fourth          17              15            .32 1/2


              Quarter of 1995
                                         First         $ 15 1/4        $ 14          $ .32 1/2

                                         Second          15 3/4          15 1/4        .32 1/2

                                         Third           16 1/4          15            .16 1/4

                                         Fourth          16 3/4          14 3/4        .16 1/4




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

ITEM 6.       SELECTED FINANCIAL DATA

                                      1995                1994                1993              1992              1991
                                     -------             -------             -------           -------           -------
(Dollars in thousands
 except per share amounts)

Revenues                             $36,942             $33,267             $31,524           $36,281           $35,364

Net Income                             8,268               8,168               9,305            11,281            11,046

Income per
    Ordinary Share                      1.12                1.11                1.26              1.53              1.50

Dividends Declared per
    Ordinary Share                      .975                1.30                1.30              1.29              1.50

Total Assets at
    December 31                       46,498              44,342              46,378            46,597            45,667

Stockholders' Equity at
    December 31                       35,702              34,610              36,010            36,273            34,486

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

              The Company has continued its efforts to maximize cash flow from the Entre Lomas joint venture. In 1995, the Company received $7.2 million in distribution and dividends compared with $12.8 million and $9.8 million received in 1994 and 1993, respectively.

              The reduction in distributions from Entre Lomas is the result of an increase in the level of capital expenditures in the area. During 1995, the Entre Lomas partners reached an understanding about the need to increase investment levels in the concession over the next few years with the view to achieving various objectives. The most important being: full development of the existing producing fields; expansion of secondary recovery throughout the Charco Bayo/Piedras Blancas field complex substantially increasing water injection volumes from current levels; pursue, to the extent permitted by markets and pipeline capacity, efforts to fully develop Petrolifera gas production in the new Entre Lomas gas field; expand production facilities as required by increases in fluid production and water injection; and continue current exploration efforts, ultimately drilling the most attractive exploration prospects. The understanding referred to above, is not an expenditure commitment by the partners, but a general agreement about the long term development of the concession. Actual future investments will be defined through the annual budgeting process.

              Effective August 1, 1995, the Company and its Entre Lomas partners approved a capital spending program for the 1995/1996 fiscal year of $33 million ($16 million, net to the Company), which amount represented an increase in expenditures of approximately fifty percent over the last several years. This heightened level of investment was consistent with the previously described understanding reached by the partners. Maintaining investments at this level over time is contingent on success of these programs and continued stability of oil and gas prices.

              Raising capital spending by this magnitude should have a favorable long term effect on Entre Lomas production rates and, consequently, the Company's level of income and cash flow. In order to assure the Company can commit the financial resources required to carry out the 1995/1996 investment budget and future possible investments at this heightened level, effective the third quarter of 1995, the Company reduced its quarterly dividend to 16.25 cents per share from the previous level of 32.5 cents. Future dividends are necessarily dependent upon numerous factors, including among others, earnings, capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENT OF OPERATIONS ON PAGE 22.

1995 VS 1994

              Operating revenues increased by $3.2 million compared with 1994. The primary causes of this increase were higher oil sales prices, which in 1995, on a per barrel basis, averaged $16.67 versus $15.11 during 1994; increased gas sales volumes, resulting from the success of gas development efforts in the new Entre Lomas gas field, described on pages 6 and 7, under "Gas Development"; and higher contract gas prices in effect during 1995.

              Other revenues increased by $442 thousand as a result of significantly higher interest rate yields during 1995 on the Company's short term financial investments.

              Operating expense increased by $1.2 million compared with the prior year due to several factors, the two most important of which are greater number of well workovers in both producing and injection wells, and costs associated with a polymer injection pilot implemented in the early part of the year.

              Depreciation, depletion and amortization increased by approximately $933 thousand due to a combination of greater capital expenditures resulting in increases in the Company's depreciable property and equipment base, and adjustments to estimates of the Company's oil and gas reserves as compared with the prior year.

              Exploration expense increased by $917 thousand compared with the prior year due to costs of the 3D seismic program conducted during the early part of the year and the charge associated with the write off of the La Pista x-1 well.

              Argentine taxes increased by $914 thousand over the prior year due to additional production and sales taxes directly associated with higher operating revenues and greater income taxes associated with higher Argentine taxable income.

              In 1994, as a result of new environmental regulations in Argentina, the joint venture began to accrue costs for future plugging and abandonment of wells in all of its producing fields. This accrual was initiated with a retroactive charge in 1994 and is the principal cause of the $886 thousand reduction in other expense.

1994 VS 1993

              Operating revenues for 1994 were $2.1 million higher than in 1993. Gas sales from Entre Lomas increased due to the success of gas development activities in the concession which resulted in a significantly higher volume of natural gas sold. Also contributing to the increase was the termination of the joint venture's obligation to deliver gas to YPF under terms of the original Entre Lomas contract. The joint venturers were successful in quickly finding a market for their natural gas, as described on page 3, under "Sale of Gas", at a price substantially higher than formerly received from YPF. The effect of improved gas sales was partially offset by a decrease in oil sales due to lower oil prices.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants                                                                 23

Consolidated Balance Sheets
  December 31, 1995 and 1994                                                                             24

Consolidated Statements of Operations
  Three Years Ended December 31, 1995                                                                    25

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1995                                                                    26

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1995                                                                    27

Notes to Consolidated Financial Statements                                                               28


Schedules--All schedules have been omitted, as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

              We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 12, 1996

                      APCO ARGENTINA INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)                                                                          December 31,
                                                                                         --------------------------
                                                                                          1995                1994
                                                                                         -------             ------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Note 4)                                                   $17,244            $19,169
    Accounts receivable                                                                    5,699              6,039
    Inventory                                                                              2,480              2,345
    Other current assets                                                                     217                256
                                                                                         -------             ------
                     Total current assets                                                 25,640             27,809

PROPERTY AND EQUIPMENT
    less accumulated depreciation of $23,601 and $18,351
    in 1995 and 1994, respectively (Notes 1 and 3)                                        20,805             16,496
Other assets                                                                                  53                 37
                                                                                         -------             ------
                                                                                         $46,498            $44,342
                                                                                         =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $ 3,922            $ 1,978
    Accrued liabilities                                                                    3,306              2,518
    Dividends payable                                                                      1,196              2,392
                                                                                         -------             ------
                     Total current liabilities                                             8,424              6,888
                                                                                         -------             ------

Other liabilities                                                                          2,372              2,844
Commitments and Contingencies (Notes 2  and 8 )                                                -                  -

STOCKHOLDERS' EQUITY:
    Ordinary shares, par value $.01 per share;
         15,000,000 shares authorized;
         7,360,195 shares outstanding                                                         74                 74
    Additional paid-in capital                                                             9,326              9,326
    Retained earnings                                                                     26,302             25,210
                                                                                         -------             ------
                     Total stockholders' equity                                           35,702             34,610
                                                                                         -------             ------

                                                                                         $46,498            $44,342
                                                                                         =======            =======



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)                                                              For the Years Ended December 31,
                                                                          ---------------------------------------------
                                                                           1995               1994               1993
                                                                          -------            -------            -------
REVENUES:
    Operating revenues                                                    $35,742            $32,509            $30,404
    Other revenues                                                          1,200                758              1,120
                                                                          -------            -------            -------
                                                                           36,942             33,267             31,524
                                                                          -------            -------            -------

COST AND EXPENSES:
    Operating expense                                                      12,355             11,166              8,154
    Provincial royalties                                                    3,759              3,260              3,053
    Selling and administrative                                              2,371              2,362              2,274
    Depreciation, depletion and amortization                                4,625              3,692              2,144
    Exploration expense                                                     1,457                540              1,599
    Argentine taxes                                                         4,046              3,132              4,669
    Other expense                                                              61                947                326
                                                                          -------            -------            -------
                                                                           28,674             25,099             22,219
                                                                          -------            -------            -------

NET INCOME                                                                $ 8,268            $ 8,168            $ 9,305
                                                                          =======            =======            =======

INCOME PER ORDINARY SHARE                                                 $  1.12            $  1.11            $  1.26
                                                                          =======            =======            =======


AVERAGE ORDINARY SHARES AND
    EQUIVALENTS OUTSTANDING (000's)                                         7,360              7,360              7,360
                                                                          =======            =======            =======



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and Shares in Thousands)
                                                  Ordinary Shares            Additional
                                               ---------------------          Paid-in            Retained
                                               Shares         Amount          Capital            Earnings
                                               ------         ------         ----------          --------
BALANCE, January 1, 1993                       7,360           $ 74           $ 9,326            $ 26,873

    Net income                                     -              -                 -               9,305

    Dividends declared
       ($1.30 per share)                           -              -                 -              (9,568)
                                               -----           ----           -------            --------

BALANCE, December 31, 1993                     7,360             74             9,326              26,610

    Net income                                     -              -                 -               8,168

    Dividends declared
       ($1.30 per share)                           -              -                 -              (9,568)
                                               -----           ----           -------            --------

BALANCE, December 31, 1994                     7,360             74             9,326              25,210

    Net income                                     -              -                 -               8,268

    Dividends declared
       ($0.975 per share)                          -              -                 -              (7,176)
                                               -----           ----           -------            --------

BALANCE, December 31, 1995                     7,360           $ 74           $ 9,326            $ 26,302
                                               =====           ====           =======            ========



The accompanying notes are an integral part of these consolidated statements.

                      APCO ARGENTINA INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended December 31,
                                                                           --------------------------------------------
                                                                            1995               1994              1993
                                                                           -------            -------           -------
(Dollars in Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                               $ 8,268            $ 8,168           $ 9,305
  Adjustments to reconcile to cash
    provided by operating activities:
     Depreciation, depletion and amortization                                4,625              3,692             2,144
     Abandonment of well drilled in prior year                                 502                  -                 -
     Reclassification of plugging and abandonment
        provision from other liabilities to accumulated
        depreciation                                                           626                  -                 -
     Decrease (increase) in accounts receivable                                340              3,275            (3,596)
     (Increase) decrease in inventory                                         (135)               (79)              413
     Decrease (increase) in other current assets                                39                (80)               22
     Increase (decrease) in accounts payable                                 1,944               (176)             (216)
     Increase (decrease) in accrued liabilities                                788             (1,163)              143
     Other, including changes in non-current
        assets and liabilities                                                (488)               700             4,616
                                                                           -------            -------           -------

  Net cash provided by operating activities                                 16,509             14,337            12,831
                                                                           -------            -------           -------
CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                                   (10,062)            (5,364)           (6,279)

CASH FLOW FROM FINANCING ACTIVITIES:

    Dividends paid                                                          (8,372)            (9,568)           (9,384)
                                                                           -------            -------           -------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                          (1,925)              (595)           (2,832)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                       19,169             19,764            22,596
                                                                           -------            -------           -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                            $17,244            $19,169           $19,764
                                                                           =======            =======           =======

Supplemental disclosures of cash flow information:

    Cash paid during the year for income taxes                              $2,785             $3,522            $4,880



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

              GENERAL AND PRINCIPLES OF CONSOLIDATION

                    The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiary, Apco Properties Ltd. (a Cayman Islands corporation), which are herein collectively referred to as the Company. The Company is engaged in joint ventures in oil and gas exploration, development and production in Argentina. Its principal business is a 47.6 percent participation in the Entre Lomas Concession, which is accounted for following the proportional consolidation method.

                    Oil and gas operations are risky in nature.  A successful
              operation requires that a Company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

                    Because the Company's assets are located in Argentina,
              management, for many years, as described in Note 9, was required to deal with threats from inflation, devaluation and currency controls. Since 1991, the economic and political environment in the country has improved dramatically due to free market economic policies implemented by the government of President Carlos Menem. These policies have resulted in significantly reducing inflation and stabilization of the Argentine peso. In May of 1995, President Menem was reelected for a second four year term.

                    The Williams Companies, Inc. ("Williams") owns 67.14
              percent of the outstanding ordinary shares of the Company.

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              PROPERTY AND EQUIPMENT

                    Property is recorded at cost.  Oil and gas properties are
              depreciated over their productive lives using the units of production method. All other property is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                    Statement of Financial Accounting Standards (SFAS) No. 121,
              Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of was issued in March 1995.
              The Company must adopt this statement in 1996. Management does not expect the implementation of this statement to have a material effect on the Company's financial position and results of operations.

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

(2)           ACAMBUCO JOINT VENTURE

                    The Company is a participant in the Acambuco joint venture and has a 1.5 percent interest in an oil and gas concession in the Acambuco area, located in northwest Argentina. Bridas S.A.P.I.C. ("Bridas") is the operator of the joint venture.

                    As part of the settlement of a 1983 dispute between Bridas,
              Northwest Argentina Corporation, a Williams subsidiary, and the Company, in 1984, Williams agreed to guarantee the payment of principal, interest and other costs related to a $7.9 million loan obtained from a U.S. bank by Bridas S.A., an affiliate of Bridas. Pursuant to the terms of the third amendment to the loan agreement and the loan guarantee agreement, payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $3.4 million. Any U.S. dollar shortfall which may result from loan payments made in Argentine currency by Bridas shall be borne equally by Bridas and Williams.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                    Because Williams' guarantee directly benefits the Company
              and Northwest Argentina Corporation, the Company and Northwest Argentina Corporation have each agreed to pay Williams one-half of any amounts paid by it as a result of a Bridas default.

(3)           ENTRE LOMAS JOINT VENTURE

                    The Company owns a 23 percent direct interest in the Entre
              Lomas joint venture. It also owns a 24.6 percent indirect interest by virtue of its 33.68 percent stock ownership in Petrolera Perez Companc S.A., the operator of the joint venture, which owns 73.15 percent of the joint venture. Consequently, the Company's combined direct and indirect interests in the Entre Lomas joint venture total 47.6 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southern Argentina.

                    As described in Note 1, the Company's pro-rata share of the assets, liabilities, revenues and expenses of the Entre Lomas joint venture and Petrolera Perez Companc are reflected in the Company's Consolidated Financial Statements using proportional consolidation.

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

                    Statement of Financial Accounting Standards No. 69,
              "Disclosures About Oil and Gas Producing Activities", requires certain disclosures about oil and gas producing activities. Unaudited information regarding the Company's interest in the Entre Lomas joint venture is presented on pages 5 through 13.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(4)           CASH EQUIVALENTS

                    Cash equivalents are defined by the Company as short-term
              investments with original maturities of three months or less. Amounts are stated in thousands of dollars.

                                                                                       Principal
                                                                              ---------------------------
                                                                               1995                1994
                                                                              -------             -------
              Short-term investments:

                 Eurodollar term deposits with interest
                    ranging from 5 3/16 - 5 1/2% in 1995
                    and 5 - 5 11/16% in 1994, maturing
                    in January 1996 and January and
                    February 1995, respectively                               $11,972             $15,883

                 Argentine time deposits                                        4,701               2,838
                                                                              -------             -------

                                                                              $16,673             $18,721
                                                                              =======             =======

                    The carrying amount reported in the balance sheet for
              short-term investments is equivalent to fair value.


(5)           MAJOR CUSTOMERS

                    Sales to customers with greater than ten percent of total
              sales consist of the following:

                                                                              For the Years Ended December 31,
                                                                       ---------------------------------------
                                                                       1995             1994             1993
                                                                       ----             ----             ----
              San Lorenzo S.A.                                         35.4%            22.3%            26.9%
              EG3 S.A.                                                 26.2%            14.2%                *
              Litoral S.A.                                             16.7%            13.7%                *
              Interpetrol International S.A.                               *            28.2%            31.4%
              Isaura S.A.                                                  *            10.6%            14.2%

              * Less than 10 percent

                       APCO ARGENTINA INC. AND SUBSIDIARY

(6)           RELATED PARTY TRANSACTIONS

                    The Company paid approximately $206,000, $204,000, and
              $201,000 in 1995, 1994 and 1993, respectively, to Williams and affiliates for management services, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 1995 and December 31, 1994, of approximately $22,000 and $25,000, were paid in 1996 and 1995 respectively.

(7)           CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

                    In 1979, the Company changed the jurisdiction of its
              incorporation from Delaware to the Cayman Islands. The Company's income since that date, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 1999, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes.

(8)           ARGENTINE TAXES

                    The Company recorded Argentine taxes as presented in the
              following table.  Amounts are stated in thousands of dollars.

                                                               1995                1994                1993
                                                              ------              ------              ------
              Income taxes                                    $3,460              $2,704              $4,430
              Other taxes                                        586                 428                 239
                                                              ------              ------              ------
                                                              $4,046              $3,132              $4,669
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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                    In August 1993, the Direccion General Impositiva ("DGI"),
              the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounts to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court. In the opinion of Petrolera's management and legal counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The issue remains unresolved. The Company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

(9)           ARGENTINE CURRENCY FLUCTUATIONS

                    Argentina has over the years experienced cycles of acute
              inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector Companies, deregulation and modifications in fiscal and monetary policy.

                    By early 1991, the exchange rate between the austral and
              the U.S. dollar reached 10,000 to 1. In April of that year, the convertibility law was implemented and the austral was renamed the peso. One peso became the equivalent of 10,000 former australs, establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility plan requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. The government is forbidden to print pesos unless it is accompanied by an equivalent increase in international reserves. Likewise if money leaves Argentina, the government guarantees the exchange rate of 1 to 1 and will withdraw an equivalent amount of pesos from circulation. No exchange gains or losses have been realized by the Company during the three years ended December 31, 1995 as the rate of exchange remains 1 to 1.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(10)          QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                First       Second         Third        Fourth
                                                               Quarter      Quarter       Quarter       Quarter
                                                               -------      -------       -------       -------
              (Dollars in Thousands except
                    per share amounts)

              1995

              Revenues                                          $8,733       $9,443        $9,884       $8,882
              Costs and expenses                                 6,659        7,727         7,563        6,725
              Net income                                         2,074        1,716         2,321        2,157
              Net income per ordinary share                        .28          .23           .32          .29

              1994

              Revenues                                          $6,681       $7,770       $10,416       $8,400
              Costs and expenses                                 4,572        5,848         8,196        6,483
              Net income                                         2,109        1,922         2,220        1,917
              Net income per ordinary share                        .29          .26           .30          .26

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              None.


                                P A R T   III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)           IDENTIFICATION OF DIRECTORS

                                                                                                 Director's
                                                                                                  Term of
                                                                                  Director        Office
                   Name              Age               Position                    Since          Expires
                   ----              ---               --------                   --------       ----------
              K. E. Bailey           53    Chairman of the Board and                1987           1998
                                             Chief Executive Officer

              J. H.  Williams        77    Director                                 1992           1996

              J. C. Bumgarner        53    Director                                 1994           1997

(B)           IDENTIFICATION OF EXECUTIVE OFFICERS

                    Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

                                                                                                   Officer
                    Name                  Age              Position                                 Since
                    ----                  ---              --------                                -------
              K. E. Bailey                 53      Chairman of the Board and                        1987
                                                     Chief Executive Officer

              J. D. McCarthy               53      Vice President and                               1991
                                                     Chief Financial Officer

              Thomas Bueno                 44      Controller and Chief                             1991
                                                     Accounting Officer

                    In March 1996, J. C. Bumgarner was appointed Chairman of
              the Board and Chief Executive Officer to replace Keith E. Bailey, who will remain on the Board of Directors. The appointment takes effect April 1, 1996.

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

(E)           TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

                    None.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31,
              1995

                                                                                         Amount and
                                                                                         Nature of
                                                                                         Beneficial      Percent
                                             Name and Address of                         Ownership          of
              Title of Class                  Beneficial Owner                           (Note 1)         Class
              --------------                 -------------------                         ----------      -------
              Ordinary Shares         The Williams Companies, Inc.                       4,941,822       67.14
              $.01 Par Value          One Williams Center
                                      Tulsa, Oklahoma  74172


(B)           SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 1995

                    Each of the directors of the Company beneficially owns ten shares of the Company's ordinary shares, $.01 par value, as director's qualifying shares.

(C)           CHANGES IN CONTROL

                    None.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Certain relationships and related-party transactions are
              disclosed elsewhere herein in Notes 1, 2 and 6 to the Notes to Consolidated Financial Statements.

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

(B)           REPORTS ON FORM 8-K

                    None.

(C)           EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

              Exhibit
              Number
              -------
              *(3)      -  Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with
                           Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File
                           No. 0-8933 dated April 30, 1981.

              *(3)      -  Articles of Association of Apco Argentina Inc. as filed with Form S-14 (Registration
                           No. 2-6354), dated March 16, 1979.

              *(10)     -  Acambuco Area Operating Contract, which became effective April 23, 1981, as filed with
                           Form 10-K, No. 0-8933, dated April 14, 1982.

              *(10)     -  Translation of agreement dated August 30, 1979, between Bridas, Socma, Inalruco and YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, as filed with Form 10-K, No. 0-8933, dated April 12, 1984.

              *(10)     -  Translation of Additional Clause Number 1, dated March 22, 1983 to the Agreement with YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, officially approved by the executive branch of the Argentine government on November 11, 1983, as filed with Form 10-K, No. 0-8933, filed April 12, 1984.

              *(10)     -  Agreement dated April 23, 1981, among the Company and Bridas S.A.P.I.C., with respect to the
                           Acambuco project, Salta province, Argentina, as filed with Form 10-K, No. 0-8933, dated
                           April 14, 1982.

              *(10)     -  Agreement between The Williams Companies, Inc., Northwest Argentina Corporation and Apco
                           Argentina Inc. dated April 15, 1987 relating to reimbursement of costs incurred by Williams pursuant to the guarantee by Williams of the bank loan made to Bridas in connection with the release by Bridas of Northwest Argentina Corporation's and Apco Argentina
                           Inc.'s liability in the Acambuco Joint Venture as filed with Form 10-K, No. 0-8933, dated
                           April 11, 1988.

              *(10)     -  Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration,
                           Exploitation  and Development of the "Entre Lomas" area, Contract Number 12,507 as filed with
                           Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and
                           Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and
                           Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Assignment dated February 10, 1977, between YPF and Gas del Estado as filed with Form S-1,
                           Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Contract dated December 1977 amending the March 13, 1968 Agreement between Perez Companc and
                           YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Form of Separation Agreement dated September 22, 1978, between Apco and the Company as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

              *(10)     -  Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12,
                           1983.

              *(10)     -  CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT OF THE "ENTRE LOMAS" AREA, dated
                           July 8, 1982 between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera
                           Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with
                           Form 10-K, No. 0-8933, dated April 12, 1983.

              *(10)     -  ADDITIONAL CLAUSE NUMBER 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968 and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

              *(10)     -  Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507.

               (24)     -  Power of attorney.

               (27)     -  Financial data schedule.

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


                                APCO ARGENTINA INC.
                                    (Registrant)


Dated: March 14, 1996       By: /s/ Thomas Bueno
                                ----------------------------
                                    Thomas Bueno
                                  Attorney-in-Fact



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *Keith E. Bailey                                March 14, 1996
-----------------------------------------
Keith E. Bailey Chairman of the Board
    and Chief Executive Officer


/s/ *Jack D. McCarthy                               March 14, 1996
-----------------------------------------
Jack D. McCarthy, Vice President and
    Chief Financial Officer


/s/ *Thomas Bueno                                   March 14, 1996
-----------------------------------------
Thomas Bueno, Controller and Chief
    Accounting Officer


/s/ *John H. Williams                               March 14, 1996
-----------------------------------------
John H. Williams, Vice President and
    Director


/s/ *John C. Bumgarner                              March 14, 1996
-----------------------------------------
John C. Bumgarner, Director


*By: /s/ Thomas Bueno                               March 14, 1996
     ------------------------------------
     Thomas Bueno, Attorney-in-Fact

                               INDEX TO EXHIBITS

              Exhibit
              Number                                             Description
              -------                                            -----------

              *(3)      -  Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with
                           Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File
                           No. 0-8933 dated April 30, 1981.

              *(3)      -  Articles of Association of Apco Argentina Inc. as filed with Form S-14 (Registration
                           No. 2-6354), dated March 16, 1979.

              *(10)     -  Acambuco Area Operating Contract, which became effective April 23, 1981, as filed with
                           Form 10-K, No. 0-8933, dated April 14, 1982.

              *(10)     -  Translation of agreement dated August 30, 1979, between Bridas, Socma, Inalruco and YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, as filed with Form 10-K, No. 0-8933, dated April 12, 1984.

              *(10)     -  Translation of Additional Clause Number 1, dated March 22, 1983 to the Agreement with YPF for the exploration, development and exploitation of hydrocarbons in the Acambuco area, officially approved by the executive branch of the Argentine government on November 11, 1983, as filed with Form 10-K, No. 0-8933, filed April 12, 1984.

              *(10)     -  Agreement dated April 23, 1981, among the Company and Bridas S.A.P.I.C., with respect to the
                           Acambuco project, Salta province, Argentina, as filed with Form 10-K, No. 0-8933, dated
                           April 14, 1982.

              *(10)     -  Agreement between The Williams Companies, Inc., Northwest Argentina Corporation and Apco
                           Argentina Inc. dated April 15, 1987 relating to reimbursement of costs incurred by Williams pursuant to the guarantee by Williams of the bank loan made to Bridas in connection with the release by Bridas of Northwest Argentina Corporation's and Apco Argentina
                           Inc.'s liability in the Acambuco Joint Venture as filed with Form 10-K, No. 0-8933, dated
                           April 11, 1988.

              *(10)     -  Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration,
                           Exploitation  and Development of the "Entre Lomas" area, Contract Number 12,507 as filed with
                           Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and
                           Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and
                           Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Assignment dated February 10, 1977, between YPF and Gas del Estado as filed with Form S-1,
                           Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Contract dated December 1977 amending the March 13, 1968 Agreement between Perez Companc and
                           YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Form of Separation Agreement dated September 22, 1978, between Apco and the Company as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

              *(10)     -  Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

              *(10)     -  Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12,
                           1983.

              *(10)     -  CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT OF THE "ENTRE LOMAS" AREA, dated
                           July 8, 1982 between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera
                           Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with
                           Form 10-K, No. 0-8933, dated April 12, 1983.

              *(10)     -  ADDITIONAL CLAUSE NUMBER 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968 and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

              *(10)     -  Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507.

               (24)     -  Power of attorney.

               (27)     -  Financial data schedule.

              * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.