Form 10-Q
period 1996-03-31
APCO ARGENTINA INC/NEW
filed 1996-05-14
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

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


             CLASS                               OUTSTANDING AT APRIL 30, 1996
ORDINARY SHARES, $.01 PAR VALUE                         7,360,195 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX



                                                                          Page No.
                                                                          --------
PART I.   FINANCIAL INFORMATION:

          ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -- March 31, 1996 and
                     December 31, 1995                                        3

                  Consolidated Statements of Operations -- Three
                     Months Ended March 31, 1996 and 1995                     4

                  Consolidated Statements of Cash Flows -- Three
                     Months Ended March 31, 1996 and 1995                     5

                  Notes to Consolidated Financial Statements                  6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         8



PART II.  OTHER INFORMATION                                                  12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                      March 31,    December 31,
                                                              1996           1995
                                                           -----------   -----------
ASSETS                                                     (UNAUDITED)
- ------
Current Assets:

 Cash and cash equivalents                                 $    14,163   $    17,244
 Accounts receivable                                             5,843         5,699
 Inventory                                                       3,153         2,480
 Other current assets                                              415           217
                                                           -----------   -----------

       Total current assets                                     23,574        25,640

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation of $24,935 and $23,601 in 1996 and
 1995, respectively                                             23,963        20,805
Other assets                                                        53            53
                                                           -----------   -----------

                                                           $    47,590   $    46,498
                                                           ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:

 Accounts payable                                          $     3,734   $     3,922
 Accrued liabilities                                             3,492         3,306
 Dividends payable                                               1,196         1,196
                                                           -----------   -----------

       Total current liabilities                                 8,422         8,424

Other Liabilities                                                2,337         2,372

Commitments and Contingencies (Note 2)

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 shares authorized; 7,360,195
    shares outstanding                                              74            74
 Additional paid-in capital                                      9,326         9,326
 Retained earnings                                              27,431        26,302
                                                           -----------   -----------

       Total stockholders' equity                               36,831        35,702
                                                           -----------   -----------

                                                           $    47,590   $    46,498
                                                           ===========   ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




(Dollars in Thousands)                        Three Months Ended
                                                   March 31,
                                             --------------------
                                               1996        1995
                                             --------    --------
Revenues:

  Operating revenue                          $  9,176    $  8,491
  Financial and other revenue                     189         242
                                             --------    --------

                                                9,365       8,733


Costs and Expenses:

  Operating expense                             3,129       2,930
  Provincial royalties                          1,056         915
  Selling and administrative                      618         618
  Depreciation, depletion and amortization      1,338       1,156
  Exploration expense                              76          54
  Argentine taxes                               1,051         891
  Other (income) expense                         (228)         95
                                             --------    --------

                                                7,040       6,659
                                             --------    --------

Net income                                   $  2,325    $  2,074
                                             ========    ========


Income per ordinary share                    $    .32    $   0.28
                                             ========    ========

Average ordinary shares and
  equivalents outstanding (000's)               7,360       7,360




The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



(Dollars in Thousands)                                            Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                   1996        1995
                                                                 --------    --------
Cash flow from operating activities:

  Net income                                                     $  2,325    $  2,074
  Adjustments to reconcile to cash
     provided by operating activities:
        Depreciation, depletion and amortization                    1,338       1,156
        Reclassification of plugging and abandonment provision
           from other liabilities to accumulated depreciation        --           626
        (Increase) decrease in accounts receivable                   (144)        622
        (Increase) decrease in inventory                             (673)        274
        Increase in other current assets                             (198)        (57)
        (Decrease) increase in accounts payable                      (188)        347
        Increase in accrued liabilities                               186         396
        Other, including changes in non-current
           assets and liabilities                                     (35)       (601)
                                                                 --------    --------

  Net cash provided by operating activities                         2,611       4,837

Cash flow from investing activities:

  Capital expenditures                                             (4,496)     (2,086)

Cash flow from financing activities:

  Dividends paid                                                   (1,196)     (2,392)
                                                                 --------    --------

Net (decrease) increase in cash and cash equivalents               (3,081)        359

Cash and cash equivalents at beginning of the period               17,244      19,169
                                                                 --------    --------

Cash and cash equivalents at end of the period                   $ 14,163    $ 19,528
                                                                 ========    ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes                     $    776    $    401



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 1996 and 1995. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

         Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of was issued in March 1995. The Company adopted this statement effective January 1, 1996. The effect on the Company's financial position and results of operations is not material.


(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1995 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $3.1 million.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(3)      INCOME TAXES

         As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 1995 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

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

FINANCIAL CONDITION

As described in the 1995 Form 10-K, the Company and its Entre Lomas partners reached an understanding about the need to increase investment levels in the concession over the next few years with the view to fully developing the existing producing fields, completing the ongoing development of the new gas field and continuing exploration efforts.

Capital spending during the current budget period was increased by fifty percent over previous years and as a result, during the first quarter, no regular distribution or dividend has been received by the Company from the joint venture.

The joint venture is now conducting an active drilling program that includes both development and exploration wells and resulted in increasing daily oil production from just over 9,000 barrels during the last quarter 1995 to approximately 9,800 barrels by the end of April.

With respect to development of the Entre Lomas gas field, pipeline capacity from that field to the main treatment facilities in the concession has been increased. Effective May, the Entre Lomas joint venturers were able to temporarily increase the volume of gas sold from the concession to 58 million cubic feet per day which allows the four wells in the Entre Lomas gas field to be produced simultaneously. This arrangement should last through the Argentine winter and permits the joint venturers to deliver gas in excess of contracted volumes. During this time the performance of the wells can be evaluated. Our expectation is that a second contract to sell gas should be in place by early 1997.

The recent increase in oil prices is also a positive development for the Company.

ENTRE LOMAS EXPLORATION

The exploration well Borde Mocho x-1 was completed and placed on production at the end of March. The well found two productive formations to be production tested one at a time. The shallower formation was placed on production first at an initial rate of 120 barrels per day. Production volumes and reservoir pressures will be observed for some time before proceeding with a second well. Whether this event constitutes the discovery of new reservoirs will ultimately depend on the success or failure of development drilling. A confirmation well is expected to be drilled in the next budget period.

As described in the 1995 Form 10-K, early in 1996, while drilling an Entre Lomas oil field development well, the joint venture found the Tordillo formation to be productive at a depth previously untested in this part of the concession. Subsequently, a nearby well was recompleted in the Tordillo and a confirmation well was drilled. All three wells are currently on production. The results of these wells have been sufficiently positive to generate interest in pursuing development of the Tordillo formation to the northwest. These wells are currently under observation. Another well is expected to be drilled to the Tordillo in the next budget period.

ACAMBUCO

The Company has a 1.5 percent interest in the Acambuco concession located in the province of Salta in northwest Argentina. As described in the 1995 Form 10-K, late in 1994, Bridas S.A.P.I.C., Northwest Argentina Corporation, a subsidiary of The Williams Companies Inc., and the Company, the original participants, entered into a farmout agreement with YPF S.A., whereby YPF received a 45 percent interest in the concession in exchange for drilling, within five years, four exploration wells on four separate structures, the costs to be paid 100 percent by YPF.

In March 1995, YPF commenced drilling the San Pedrito x-1 well with an objective total depth of 15,800 feet. After experiencing substantial mechanical problems during drilling, the well reached the target Santa Rosa/Huamampampa formation in March 1996. In an initial test conducted in April, the well flowed 42 million cubic feet per day of natural gas and 2,000 barrels per day of condensate indicating potential for commercial production. Confirmation drilling is required to determine the size of the apparent discovery.

For this initial exploration well, the Company exercised its non-consent option and will be subject to a 300 percent payout penalty. Cumulative costs to date of the San Pedrito x-1 well approximate $40 million.

The Company is entitled to participate in future wells drilled on the San Pedrito structure and to partake in the development financing to be provided by YPF pursuant to the farmout agreement. Such financing is non-recourse and to be repaid without penalty out of the production revenues from the concession.

The location of the second exploration well, the San Antonio x-1, has been selected. This well will be drilled to a depth of 14,600 feet. The objective is also the Santa Rosa/Huamampampa formation. Drilling at this location will commence when the San Pedrito well is completed.

RESULTS OF OPERATIONS

NET INCOME

The Company generated net income of $2.3 million for the first quarter 1996, compared with $2.1 million for the same period in 1995.

Operating revenues during the current quarter were $685 thousand higher than the same period in 1995. The price of West Texas Intermediate crude oil, upon which the Company's sales price is based, increased substantially during the quarter. The per barrel oil sales price averaged $18.58 compared with $16.53 during the first quarter 1995. In addition, gas sales were greater due to the increased volumes resulting from the continued success of gas development activities in the Entre Lomas concession. These favorable effects were partially offset by lower oil sales volumes.

Operating expenses increased by $199 thousand due to performing a greater number of workovers than in the comparable period 1995.

Provincial royalties during the current quarter increased by $141 thousand compared with 1995 due to the effect of increased sales.

Depreciation, depletion and amortization increased by $182 thousand due to greater capital expenditure levels which result in increases in the Company's depreciable property and equipment base.

Argentine taxes during the quarter increased by $160 thousand when compared with the same 1995 period, as a result of greater income taxes which accrued on a higher level of before tax income.

The variation in "other (income) expense" is due to inventory fluctuation credits that resulted from the build up in crude oil stocks during the current quarter.

ENTRE LOMAS

The following table shows sales and price statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                          Three Months Ended
                                                   -------------------------------
                                                      March 31,        March 31,
                                                         1996             1995
                                                   --------------   --------------
      Total Sales-Gross
      -----------------

      Crude Oil and Condensate (bbls)                     765,328          835,727
      Gas (mcf)                                         3,606,970        3,039,460
      LPG (tons)                                            3,607            3,880

      Total Sales-Net to Company
      --------------------------

      Crude Oil and Condensate (bbls)                     364,296          397,806
      Gas (mcf)                                         1,716,918        1,446,783
      LPG (tons)                                            1,717            1,847

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                      $  18.58         $  16.53
      Gas (per mcf)                                      $   1.24         $   1.11
      LPG (per ton)                                      $ 161.63         $ 162.63

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                      $   7.72         $   6.83
      Gas (per mcf)                                      $    .20         $    .18
      LPG (per ton)                                      $  77.90         $  63.40


Volumes presented in the above table represent those sold to joint venture customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the joint venture. In calculating provincial royalties to be paid, the joint venture is entitled to deduct gathering, storage, treating and compression costs.

During the quarter, crude oil stocks increased by 72 thousand barrels gross, or 34 thousand barrels net to the Company.

Average production cost is calculated by taking into consideration all costs of finding and operating in the Entre Lomas concession, including costs of remedial workovers and depreciation of property and equipment.

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



                                                    APCO ARGENTINA INC.
                                            ----------------------------------
                                                       (Registrant)





                                        By:        /s/ Thomas Bueno
                                             ---------------------------------
                                            Controller, Duly Authorized Officer
                                               and Chief Accounting Officer



May 10, 1996

                               INDEX TO EXHBITS


EXHIBIT
NUMBER               DESCRIPTION
- -------              -----------
 27             Financial Data Schedule