Form 10-Q
period 1996-06-30
APCO ARGENTINA INC/NEW
filed 1996-08-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

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

             CLASS                                OUTSTANDING AT JULY 31, 1996
ORDINARY SHARES, $.01 PAR VALUE                         7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX


                                                                                                      Page No.
                                                                                                      ---------
PART I.         FINANCIAL INFORMATION:

                ITEM 1.     FINANCIAL STATEMENTS

                            Consolidated Balance Sheets -- June 30, 1996 and
                               December 31, 1995                                                           3

                            Consolidated Statements of Operations -- Three and
                               Six Months Ended June 30, 1996 and 1995                                     4

                            Consolidated Statements of Cash Flows -- Six Months
                               Ended June 30, 1996 and 1995                                                5


                            Notes to Consolidated Financial Statements                                     6


                ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                                            7


PART II.        OTHER INFORMATION                                                                         10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                               June 30,          December 31,
                                                                                       1996                1995
                                                                                   -----------         -----------
ASSETS                                                                             (UNAUDITED)
- ------
Current Assets:
 Cash and cash equivalents                                                         $  14,656             $ 17,244
 Accounts receivable                                                                   7,889                5,699
 Inventory                                                                             2,253                2,480
 Other current assets                                                                    151                  217
                                                                                   ---------             --------

       Total current assets                                                           24,949               25,640
                                                                                   ---------             --------

Property and Equipment:
 Cost                                                                                 51,896               44,406
 Accumulated depreciation                                                            (26,173)             (23,601)
                                                                                   ---------             --------
                                                                                      25,723               20,805

Other assets                                                                             131                   53
                                                                                   ---------             --------

                                                                                   $  50,803             $ 46,498
                                                                                   =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
 Accounts payable                                                                  $   2,690             $  3,922
 Accrued liabilities                                                                   5,100                3,306
 Dividends payable                                                                     1,196                1,196
                                                                                   ---------             --------

       Total current liabilities                                                       8,986                8,424
                                                                                   ---------             --------

Other Liabilities                                                                      2,353                2,372
Commitments and Contingencies (Note 2)                                                     -                    -

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 shares authorized; 7,360,311 and 7,360,195
    shares outstanding in 1996 and 1995, respectively                                     74                   74
 Additional paid-in capital                                                            9,326                9,326
 Retained earnings                                                                    30,064               26,302
                                                                                   ---------             --------

       Total stockholders' equity                                                     39,464               35,702
                                                                                   ---------             --------

                                                                                   $  50,803             $ 46,498
                                                                                   =========             ========

 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                          Three Months Ended                     Six Months Ended
(DOLLARS IN THOUSANDS)                                         June 30,                              June 30,
                                                     ----------------------------          -----------------------------
                                                        1996               1995               1996               1995
                                                     -----------       ----------          -----------        ----------
Revenues:
  Operating revenues                                 $    12,930       $    9,136          $    22,106        $   17,627
  Financial and other revenue                                174              307                  363               549
                                                     -----------       ----------          -----------        ----------

                                                          13,104            9,443               22,469            18,176
                                                     -----------       ----------          -----------        ----------

Costs and Expenses:

  Operating expense                                        3,637            3,065                6,766             5,995
  Provincial royalties                                     1,289            1,004                2,345             1,919
  Selling and administrative                                 499              673                1,117             1,291
  Depreciation, depletion, and amortization                1,239            1,369                2,577             2,525
  Exploration expense                                        577              760                  653               814
  Argentine taxes                                          1,733              966                2,784             1,857
  Other (income) expense                                     300             (110)                  72               (15)
                                                     -----------       ----------          -----------        ----------

                                                           9,274            7,727               16,314            14,386
                                                     -----------       ----------          -----------        ----------

Net income                                           $     3,830       $    1,716          $     6,155        $    3,790
                                                     ===========       ==========          ===========        ==========


Income per ordinary share                            $       .52       $      .23          $       .84        $      .51
                                                     ===========       ==========          ===========        ==========

Average ordinary shares and
  equivalents outstanding (000's)                          7,360            7,360                7,360             7,360
                                                     ===========       ==========          ===========        ==========


Dividends declared per ordinary share                $     .1625       $     .325          $      .325        $      .65
                                                     ===========       ==========          ===========        ==========





 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
                                                                                          1996               1995
                                                                                       ---------           ---------
                                                                                           (Dollars in Thousands)

Cash flow from operating activities:

    Net income                                                                         $   6,155           $   3,790
    Adjustments to reconcile to cash
       provided by operating activities:
          Depreciation, depletion and amortization                                         2,577               2,525
          Reclassification of plugging and abandonment provision
            from other liabilities to accumulated depreciation                                 -                 626
          Abandonment of drilled well                                                        496                   -
          (Increase) decrease in accounts receivable                                      (2,190)              1,225
          Decrease in inventory                                                              227                 567
                  (Decrease) increase in other current assets                                 66                 (63)
          (Decrease) increase in accounts payable                                         (1,232)                768
          Increase (decrease) in accrued liabilities                                       1,794                (268)
          Other, including changes in non-current
            assets and liabilities                                                           (97)               (216)
                                                                                       ---------           ---------

    Net cash provided by operating activities                                              7,796               8,954

Cash flow from investing activities:

    Capital expenditures                                                                  (7,991)             (3,391)

Cash flow from financing activities:

    Dividends paid                                                                        (2,393)             (4,784)
                                                                                       ---------           ---------

Net (decrease) increase in cash and cash equivalents                                      (2,588)                779

Cash and cash equivalents at beginning of the period                                      17,244              19,169
                                                                                       ---------           ---------

Cash and cash equivalents at end of the period                                         $  14,656           $  19,948
                                                                                       =========           =========

Supplemental disclosures of cash flow information:

    Cash paid during the year for income taxes                                         $   1,624           $   1,170



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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and six months ended June 30, 1996 and 1995. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1995 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $2.8 million.

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

FINANCIAL CONDITION

During the three months ended June 30, 1996, the Company generated net income of $3.8 million, the highest quarterly level of income since deregulation of Argentina's energy sector in early 1991. Year to date net income of $6.2 million compares favorably with $3.8 million for the six months ended June 30, 1995.

These favorable results are the consequence of three factors related to Entre Lomas joint venture operations: increased gas sales volumes due to success of ongoing gas development activities; increased net oil sales prices which averaged more than $20 per barrel for the quarter; and ability to minimize normal oil production declines.

Although capital spending for the first six months reached $8 million, or more than twice the prior years level, the above described positive factors enabled the Company to receive $3.3 million in joint venture distributions and dividends from Argentina during June and July. The significant increase in capital spending is the result of the joint venture's decision, implemented midway through 1995, to increase investment levels in the concession for the foreseeable future.

ENTRE LOMAS EXPLORATION

As described in the Company's first quarter Form 10-Q, exploration efforts in Entre Lomas have led to some indications of success. Early in 1996, two oil discoveries appear to have been made in separate locations in the concession. At this time, the initial wells are on production. They will be observed for some time before proceeding with additional drilling. Confirmation wells are expected to be drilled during the next budget period. The importance of these events will ultimately be determined by the outcome of future development drilling.

ACAMBUCO

The farmout agreement with YPF S.A. described in the Company's 1995 Form 10-K, requires that YPF drill four separate exploration wells on four separate geologic structures by the end of 1999. The first well, the San Pedrito x-1, penetrated its target, the Huamampampa formation, and was successfully production tested indicating potential for commercial production. A second well, the San Antonio x-1, with a projected total depth of 14,600 feet, commenced drilling on May 28. Its target is also the Huamampampa formation. For this second well, the Company exercised its non- consent option.

RESULT OF OPERATIONS

For the three and six months ended June 30, 1996, the Company generated net income of $3.8 million and $6.2 million, respectively. This compares with $1.7 million and $3.8 million for the same periods in 1995.

The following comparison comments apply to both the three and six month periods contained in this report. Operating revenues increased significantly as a consequence of the factors related to Entre Lomas joint venture operations described previously under "Financial Condition": increased gas sales volumes, higher net oil sales prices, and minimal oil production declines. For the three and six months ended June 30, 1996, the Company generated operating revenues of $12.9 million and $22.1 million, respectively, compared with $9.1 million and $17.6 million for the same periods in 1995. Operating expense was higher due to a greater number of well workovers performed throughout 1996. Provincial royalties and Argentine taxes were greater due to increased operating revenues and higher before tax income.

ENTRE LOMAS

The following table shows sales and price statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                                                    Six Months Ended
                                                                           ---------------------------------
                                                                             June 30,             June 30,
                                                                               1996                 1995
                                                                           -----------          ------------
      Total Sales-Gross
      -----------------

      Crude Oil and Condensate (bbls)                                        1,752,825             1,696,002
      Gas (mcf)                                                              8,363,430             6,009,532
      LPG (tons)                                                                 7,421                 7,957

      Total Sales-Net to Company
      --------------------------

      Crude Oil and Condensate (bbls)                                          834,345               807,297
      Gas (mcf)                                                              3,980,993             2,860,537
      LPG (tons)                                                                 3,532                 3,788

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                                        $     19.45          $      16.89
      Gas (per mcf)                                                        $      1.31          $       1.15
      LPG (per ton)                                                        $    175.45          $     168.66

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                                        $      8.36          $       7.13
      Gas (per mcf)                                                        $       .15          $        .18
      LPG (per ton)                                                        $     77.75          $      62.84


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



                                                     APCO ARGENTINA INC.
                                            ------------------------------------
                                                        (Registrant)





                                     By:            /s/ Thomas Bueno
                                            ------------------------------------
                                             Controller, Duly Authorized Officer
                                                and Chief Accounting Officer




August 12, 1996

                                Exhibit Index


Exhibit
Number                           Description
- ------                           -----------
 27                       Financial Data Schedule
