Form 10-Q
period 1996-09-30
APCO ARGENTINA INC/NEW
filed 1996-11-07
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------

                         COMMISSION FILE NUMBER 0-8933

                              APCO ARGENTINA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      CAYMAN ISLANDS                                               -
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

    POST OFFICE BOX 2400 (M.D. 39-6)
        TULSA, OKLAHOMA                                          74102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER:                            (918) 588-2164

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

             CLASS                          OUTSTANDING AT OCTOBER 27, 1996
ORDINARY SHARES, $.01 PAR VALUE                      7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX


                                                                       Page No.
                                                                       ---------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets -- September 30, 1996
                      and December 31, 1995                                3


                   Consolidated Statements of Operations -- Three and
                      Nine Months Ended September 30, 1996 and 1995        4


                   Consolidated Statements of Cash Flows -- Nine
                      Months Ended September 30, 1996 and 1995             5


                   Notes to Consolidated Financial Statements              6



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                   7





PART II.    OTHER INFORMATION                                             10



Portions of this document may constitute "forward-looking statements" as defined by federal law. Although Apco Argentina Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in Apco Argentina Inc's annual report on Form 10-K

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                            SEPTEMBER 30,    DECEMBER 31,
                                                      1996            1995
                                                  -------------   -------------
ASSETS                                             (UNAUDITED)
------
Current Assets:
 Cash and cash equivalents                          $   17,856      $  17,244
 Accounts receivable                                     7,599          5,699
 Inventory                                               2,803          2,480
 Other current assets                                      467            217
                                                    ----------      ---------

       Total current assets                             28,725         25,640
                                                    ----------      ---------

Property and Equipment:
 Cost                                                   53,111         44,406
 Accumulated depreciation                              (27,766)       (23,601)
                                                    ----------      ---------
                                                        25,345         20,805

Other assets                                               131             53
                                                    ----------      ---------
                                                    $   54,201      $  46,498
                                                    ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                   $    2,610      $   3,922
 Accrued liabilities                                     6,049          3,306
 Dividends payable                                       1,196          1,196
                                                    ----------      ---------

       Total current liabilities                         9,855          8,424
                                                    ----------      ---------

Other Liabilities                                        2,699          2,372
Commitments and Contingencies (Note 2)                       -              -

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 shares authorized; 7,360,311
    shares outstanding                                      74             74
 Additional paid-in capital                              9,326          9,326
 Retained earnings                                      32,247         26,302
                                                    ----------      ---------

       Total stockholders' equity                       41,647         35,702
                                                    ----------      ---------

                                                    $   54,201      $  46,498
                                                    ==========      =========

  The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
 (DOLLARS IN THOUSANDS)                                 SEPTEMBER, 30                      SEPTEMBER, 30
                                                  ------------------------           --------------------------
                                                     1996         1995                   1996           1995
                                                  -----------  -----------           ------------   -----------
Revenues:
  Operating revenues                              $   11,140   $     9,622           $   33,246     $   27,249
  Financial and other revenue                            205           262                  568            811
                                                  ----------   -----------           ----------     ----------

                                                      11,345         9,884               33,814         28,060
                                                  ----------   -----------           ----------     ----------

Costs and Expenses:

  Operating expense                                    3,340         3,317               10,106          9,312
  Provincial royalties                                 1,378           919                3,723          2,838
  Selling and administrative                             492           546                1,609          1,837
  Depreciation, depletion, and amortization            1,632           966                4,209          3,491
  Exploration expense                                     55           561                  708          1,375
  Argentine taxes                                      1,592         1,129                4,376          2,986
  Other (income) expense                                (522)          125                 (450)           110
                                                  ----------   -----------           ----------     ----------

                                                       7,967         7,563               24,281         21,949
                                                  ----------   -----------           ----------     ----------

Net income                                        $    3,378   $     2,321           $    9,533     $    6,111
                                                  ==========   ===========           ==========     ==========


Income per ordinary share                         $      .46   $       .32           $     1.30     $      .83
                                                  ==========   ===========           ==========     ==========

Average ordinary shares and
  equivalents outstanding (000's)                      7,360         7,360               7 ,360          7,360
                                                  ==========   ===========           ==========     ==========


Dividends declared per ordinary share             $    .1625   $     .1625           $   . 4875     $    .8125
                                                  ==========   ===========           ==========     ==========





 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                               --------------------------------------
                                                                    1996                     1995
                                                               ---------------           ------------
                                                                         (DOLLARS IN THOUSANDS)

Cash flow from operating activities:

  Net income                                                         $   9,533           $   6,111
  Adjustments to reconcile to cash
       provided by operating activities:
             Depreciation, depletion and amortization                    4,209               3,491
             Well abandonment charges                                      496                 502
             Reclassification of plugging and abandonment provision
                 from other liabilities to accumulated depreciation          -                 626
             Changes in accounts receivable                             (1,900)             (1,325)
             Changes in inventory                                         (323)                 50
             Changes in other current assets                              (250)                (46)
             Changes in accounts payable                                (1,312)              1,271
             Changes in accrued liabilities                              2,743               1,754
             Other, including changes in non-current
                 assets and liabilities                                    249                (525)
                                                                     ---------           ----------

  Net cash provided by operating activities                             13,445              11,909

Cash flow from investing activities:

  Capital expenditures                                                  (9,245)             (5,684)

Cash flow from financing activities:

  Dividends paid                                                        (3,588)             (7,176)
                                                                     ----------          ---------

Net increase (decrease) in cash and cash equivalents                       612                (951)

Cash and cash equivalents at beginning of the period                    17,244              19,169
                                                                     ---------           ---------

Cash and cash equivalents at end of the period                       $  17,856           $  18,218
                                                                     =========           =========

Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes                         $   2,457           $   1,934



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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and nine months ended September 30, 1996 and 1995. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1995 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $2.5 million.

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

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty three percent which tax is included in the Consolidated Statements of Operations as Argentine taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

During 1996, the Company has benefited significantly from increased oil prices and increased gas sales.

For the nine months ended September 30, per barrel oil sales prices averaged $19.97 compared with $16.65 for the comparable period in 1995. The per barrel sales price for the current quarter averaged $21.27.

In the Entre Lomas concession, gas sales volumes increased during the year due to continued success of ongoing gas development efforts in the new Entre Lomas gas field. Although the partners have not as yet entered into a long term gas sales contract for this new gas, during Argentina's winter season, the joint venturers were able to increase gas production and sell gas at levels near the 70 million cubic feet per day ("mmcf/d") handling capacity of the concession's installations. Through the nine months ended September 30, the Entre Lomas joint venturers sold 14.1 billion cubic feet ("bcf") of gas (6.7 bcf net to Apco), as compared with 9.7 bcf (4.6 bcf net to Apco) for the comparable period in 1995. With the advent of spring and warmer temperatures in Argentina, Entre Lomas sales are now averaging 49 mmcf/d (23 mmcf/d net to Apco).

It is the intention of the Entre Lomas partners to continue their efforts to develop more gas reserves in this new field over the foreseeable future. The success of these efforts will ultimately be determined by the outcome of future development drilling. At this time, the seven existing wells are on production and under observation to determine the behavior of reservoir pressures.

It is uncertain if the pattern of increased oil prices experienced this year will continue. Prices could stabilize at current levels or fall in the near term. Each scenario would have its corresponding affect on the company's earnings for the balance of this year. Oil prices are affected by multiple factors which include among others, worldwide production and demand, inventory levels, weather, and political factors in the middle east and other oil producing regions.

Although capital spending for the nine months reached $9.3 million, or almost twice the prior year's level, the positive factors described herein have enabled the Company to receive in excess of $5 million in distributions and dividends from the Entre Lomas joint venture during 1996. The significant increase in capital spending is the result of the joint venture's decision, implemented midway through 1995, to increase investment levels in the concession for the foreseeable future.

RESULTS OF OPERATIONS


For the three and nine months ended September 30, 1996, the Company generated net income of $3.4 million and $9.5 million, respectively. This compares with $2.3 million and $6.1 million for the same periods in 1995.

The increase in net income for both periods is due almost entirely to increased oil sales prices and increased gas sales volumes discussed previously under "Financial Condition". The effect of these two factors is evidenced in the increases in operating revenues, provincial royalties and income taxes.

The increases in depreciation, depletion and amortization for both the three and nine months is primarily due to adjustments made during the third quarter to incorporate recent investments related to the development of the new Entre Lomas gas field and associated facilities and internal gas pipelines.

ENTRE LOMAS

The following table shows volume, price and production cost statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                                    NINE MONTHS ENDED
                                                         --------------------------------------
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                              1996                  1995
                                                         --------------        ----------------
      Total Sales Volumes-Gross
      -------------------------

      Crude Oil and Condensate (bbls)                          2,450,867          2,622,905
      Gas (mcf)                                               14,090,933          9,704,141
      LPG (tons)                                                  11,073             12,280

      Total Sales Volumes-Net to Company
      ----------------------------------

      Crude Oil and Condensate (bbls)                          1,166,612          1,248,503
      Gas (mcf)                                                6,707,284          4,619,171
      LPG (tons)                                                   5,271              5,845

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                          $     19.97       $      16.65
      Gas (per mcf)                                          $      1.34       $       1.18
      LPG (per ton)                                          $    176.47       $     170.60

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                          $      8.25       $       7.28
      Gas (per mcf)                                          $       .19       $        .17
      LPG (per ton)                                          $     76.94       $      63.93



Volumes presented in the above table represent those sold to joint venture customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the joint venture. In calculating provincial royalties to be paid, the joint venture is entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of finding hydrocarbons and operating in the Entre Lomas concession, including costs of remedial workovers and depreciation of property and equipment.

                          PART II.  OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual General Meeting of Shareholders of the Company was held on September 17, 1996. At the Annual General Meeting, one individual was elected as a director of the Company. Two individuals continue to serve as directors pursuant to their prior election. In addition, the appointment of Arthur Andersen LLP as the independent auditor of the Company for 1996 was ratified.

              A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

              Election of Directors:

              Name                       For            Against        Withheld
              ----                       ---            -------        --------
              John H. Williams           6,891,213        None          44,044

              Ratification of Appointment of Independent Auditor:

              Name                       For            Against        Abstain
              ----                       ---            -------        -------
              Arthur Andersen LLP        6,930,966       2,830          1,461

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



                                                APCO ARGENTINA INC.
                                    ------------------------------------------
                                                   (Registrant)



                               By:               /s/ Thomas Bueno
                                    ------------------------------------------
                                       Controller, (Duly Authorized Officer
                                              of the Registrant) and
                                             Chief Accounting Officer



November 7, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
