Form 10-K405
period 1996-12-31
APCO ARGENTINA INC/NEW
filed 1997-03-27
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                               (NO FEE REQUIRED)
                  For the transition period from          to
                                                 ---------  ----------
                         Commission file number 0-8933


                              APCO ARGENTINA INC.
             (Exact name of registrant as specified in its charter)

          CAYMAN ISLANDS
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 19, 1997, was $50,788,269. This value was calculated based upon the average bid and asked prices of the registrant's stock of $21.00 on March 19, 1997, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

     At March 19, 1997 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

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

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         None.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

ENTRE LOMAS

         The Company participates in a joint venture with Petrolera Perez Companc S.A. ("Petrolera") and Perez Companc S.A. Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquen in southern Argentina. The Company's interest in the joint venture totals 47.6 percent of which 23 percent is a direct participation and 24.6 percent is owned indirectly by virtue of the Company's 33.6 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a
73.15 percent direct interest in the joint venture.

YPF CONTRACTS

         In 1967, Yacimientos Petroliferos Fiscales ("YPF"), the then national oil company of Argentina, sought bids for the development of the Entre Lomas area. Perez Companc won the bid and entered into contract 12,507, dated March 13, 1968, which contract permitted the Entre Lomas joint venture to explore for, develop, and produce oil in the area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from direct ownership of the mineral resources involved. Under existing Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

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

DEREGULATION

         On November 8, 1989, the Argentine government issued decree 1212/89 describing steps necessary to deregulate hydrocarbon production from existing production and development contracts, including Entre Lomas. The decree directed YPF to negotiate with producers the conversion of contracts to the concession or association system described in the 1967 Hydrocarbon Law 17,319, and gave owners of the converted contracts the right to freely dispose of their share of hydrocarbons produced at world prices.

         Complete deregulation of the Entre Lomas area was implemented by an agreement that went into effect January 22, 1991, amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of produced hydrocarbons at the wellhead and enabling them to sell oil and gas in internal and external markets. The joint venturers became responsible for payment of provincial royalties and costs of transportation, treatment, and storage of produced oil. YPF paid the partners $8.7 million as compensation for cumulative unrecovered investments as of February 1994. Finally, the life of the concession, which was to expire in the year 2003 under contract 12,507, was extended through 2015, with an option to the joint venture partners to extend the concession term for an additional ten years.

SALE OF OIL

         The Entre Lomas concession is currently participating in several contracts negotiated by the Perez Companc group. This arrangement allows the joint venturers to pool Entre Lomas oil with other concessions in the Medanito area providing greater negotiation strength with Argentine refiners and export customers.

         Fifteen percent of oil sold in 1996 was exported to Petrobras, the Brazilian national oil company. The remainder was sold to Refineria San Lorenzo S.A. under three one year contracts expiring on different dates in 1997.

         The per barrel price for Argentine oil continues to be based on the spot market price of West Texas Intermediate crude less a discount to provide for differences in gravity and quality. This discount has been declining steadily since Argentina's oil industry was deregulated. The average weighted discount in effect for current sales contracts is $1.32 as compared with $1.60 for contracts in effect in 1995, and $2.18 for contracts in effect in 1994.

         As described, all existing contracts expire at different times in 1997. Excellent demand exists for Medanito area crude oil because of its relative quality and favored geographical location. Management is confident that upon expiration, these contracts can be extended or replaced.

SALE OF GAS

         In March 1994, the Entre Lomas joint venturers entered into a gas sales agreement with Litoral Gas S.A., the gas distribution company for the province of Santa Fe. Under the agreement, the joint venturers provide 28 million cubic feet of gas per day during peak winter months and 25 million cubic feet per day during the remainder of the year. The price paid by the purchaser varies depending on seasonal demand. During 1996, 26 million cubic feet per day were sold under this contract at an average price of $1.29 per thousand cubic feet ("mcf"). Prices are scheduled to escalate gradually to an average of $1.34 per mcf during the final year. Provisions exist to adjust the contract price should it diverge too much from the average sale price of gas produced in the Neuquen basin. The term of the contract is five years.

         As described on page 7, under "Entre Lomas Fields", the Entre Lomas joint venture partners are currently developing a new gas field in the central part of the concession. Production from this field commenced in July 1994. To date, the joint venturers, through a temporary arrangement, have been successful in selling this additional gas stream to Metrogas S.A. Spot market sales to other local distribution companies have also occurred during periods of peak gas demand. In 1996, sales of gas to Metrogas and others, averaged 23 million cubic feet per day at a price of $1.38 per mcf.

TRANSPORTATION

         Oil produced in the Entre Lomas concession is sold in Puerto Rosales and is shipped through the Oleoductos de Valle S.A. ("Oldelval") pipeline system. From the concession, oil is transported through the joint venture's 8 inch, 6 3/4 mile pipeline. This line has a capacity of 16,000 barrels per day and is directly connected to the Medanito-Allen leg of the system. Medanito-Allen, with a daily capacity of 130,000 barrels, transports oil to Allen terminal. Two Oldelval lines, originating in Allen, with a daily capacity of 175,000 barrels, complete the journey to Puerto Rosales. Currently, the Entre Lomas joint venture's allocation in this pipeline system is 11,600 barrels per day. The system at this time is operating at 95 percent of capacity.

         The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.11 per barrel in 1996. Current transportation tariffs were established by government decree in 1992.

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

DISTRIBUTIONS AND DIVIDENDS

         During 1996, the Company received direct distributions of $6.1 million and Petrolera dividends of $3.7 million. Future distributions will be dependent on the joint venture's ability to generate future profits and the level and timing of future investments in the area. Pursuant to a joint venture agreement dated January 31, 1986, whenever, during a two-month period, cash available to the joint venture exceeds its requirements and commitments, such excess shall be distributed, as soon as practicable, to the joint venturers.

OIL AND GAS INFORMATION

         The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas and El Caracol fields, located to the northwest of the main field complex also produce oil and gas.

         The largest oil producing formation is called Tordillo which in the CB/PB field has generated 85% of all oil produced in the concession. The Tordillo also produces associated gas which is consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. Other important formations are the Quintuco, which produces gas in CB/PB and oil in the Entre Lomas and El Caracol fields. Since inception 406 wells have been drilled in the concession, of which at year end, 278 are oil wells, 20 are gas wells and 88 are water injection wells. Reference is made to page 12 which presents this information in tabular form.

         The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB which lack injection. The El Caracol field has been under injection since 1989.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

         CB/PB produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986-1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 72 injection wells. CB/PB can best be described as a mature oil field with remaining potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

         The field's ultimate development is likely to result from a combination of expansion of secondary recovery throughout the entire producing field, selective infill drilling, continued step out drilling, and recompletion of existing wells with behind pipe reserves. The results of these programs can be enhanced, and higher percentage recoveries achieved, by improving the efficiency of the waterflood through various means. Such means include substantially increasing the rate of water injection in areas of the field already under flood, modifying existing patterns of injection, increasing lift capacity to handle greater volumes of fluid by accelerating the conversion of wells from gas lift to pump, placing idle wells back on production, and attempting to reduce the effects of channeling of injection water.

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

         In the CB/PB field, the Quintuco formation is gas productive. Approximately 30 percent of gas sold by the joint venture is produced from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed.

EL CARACOL FIELD


         The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty one wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable.

ENTRE LOMAS FIELDS

         The Entre Lomas structure is located in the central part of the concession in the northwest of CB/PB. This anticline is cut by a fault near its crest. An oil field exists on the southwest of upthrown side of this fault and a gas field exists on the northeast/downthrown side.

OIL RESERVOIRS

         The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. Quintuco continues to demonstrate development potential toward the northwest. During the year and in early 1997, four wells drilled in this region contained a seam of conglomerate within the Quintuco with improved petrophysical qualities that make these wells more productive than previously drilled wells. Results of these four wells have been largely responsible for raising daily oil production in the concession from approximately 9,000 barrels in early 1996 to greater than 11,000 barrels today. Development drilling to determine the extent of Quintuco production to the west and northwest will continue during 1997.

         Late in 1995, a Quintuco development well drilled to the lower Tordillo formation generated interest with excellent initial oil production. However, volumes declined rapidly and by mid-1996 the well was converted to Quintuco production. Test results from the four wells described in the preceding paragraph have also found Tordillo capable of production.

         The southeast, or older part of this field is showing signs of pressure depletion and is a candidate for secondary recovery. The Quintuco formation responded favorably to water flooding in the El Caracol field. Reservoir stimulation studies which attempt to predict the reaction of this field to water injection have been completed successfully. Investments to implement secondary recovery in this field will commence in 1997.

GAS RESERVOIRS

         In 1970, a well known as the Entre Lomas 4 ("EL 4") was drilled and discovered what appeared to be significant gas potential from several sections of the Petrolifera formation. Another well drilled early in the life of the concession, which is a significant distance from EL 4 but is on the same side of the main fault, was drilled and also found the Petrolifera to be gas productive. EL 4 was never produced due to its remote location and lack of market. In 1989, this well experienced casing problems and is believed, over a period of months, to have lost an unknown quantity of gas before repairs could be carried out.

         Deregulation of Argentina's gas industry in 1993 fueled considerable interest in gas development throughout the country. As a result, in mid 1994, the EL 4 was placed on production at an initial rate of 8 million cubic feet per day. The decision was made to drill step out wells and determine the extent of Petrolifera development in this sector of the concession. During the last three years, six wells have been drilled, of which five are productive. The only non-productive well found the northeast limits of the field. Based on the behavior of the reservoir during 1996 and evaluations performed, it appears that drilling to date may have defined the limits of this new field. However additional wells to investigate further development of the Petrolifera formation to the northwest will be drilled in 1997 and 1998.

PROVED RESERVES

         The following tables summarize, for each of the years presented, significant changes in the quantities of proved oil and gas reserves through the term of the concession assuming exercise of the option to extend the term through 2025.

                           Entre Lomas Joint Venture
                        Summaries of Net Proved Reserves
                     (Applicable to the Company's Interest)


Total proved oil, condensate and      (Millions of Barrels)
   plant product reserves           1996      1995      1994
                                   ------    ------    ------
     Beginning of year               37.4      39.5      23.5
     Revisions of previous
        estimates                    (1.7)     (0.7)     17.6
     Additions                        0.8       0.4       0.2
     Acquisitions                      --        --        --
     Production                      (1.8)     (1.8)     (1.8)
                                   ------    ------    ------


     End of Year                     34.7      37.4      39.5
                                   ======    ======    ======

Proved developed oil reserves        24.2      25.1      25.5
                                   ======    ======    ======


Total proved gas reserves           (Billions of cubic feet)
                                   --------------------------
                                    1996      1995      1994
                                   ------    ------    ------
     Beginning of year               53.5      33.8      25.6
     Revisions of previous
        estimates                     1.7      (1.6)     (0.7)
     Additions                         --      27.1      14.5
     Production                      (8.4)     (5.8)     (5.6)
                                   ------    ------    ------


     End of Year                     46.8      53.5      33.8
                                   ======    ======    ======

Proved developed gas reserves        44.3      47.8      32.5
                                   ======    ======    ======

         There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 1996.

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

                           Entre Lomas Joint Venture
            Standardized Measure of Discounted Future Net Cash Flows
                        From Proved Oil and Gas Reserves
                     (Applicable to the Company's Interest)

                                   (Millions of U.S. Dollars)
                                    ------------------------
                                     1996     1995     1994
                                    ------   ------   ------
Future revenues (1 and 2)           $  911   $  732   $  676
Future expenditures (3)                409      401      391
                                    ------   ------   ------
                                       502      331      285

Argentine taxes (4)                    155       90       77
                                    ------   ------   ------

Future net cash flows                  347      241      208

Less 10% annual discount for
   estimated timing of cash flows      182      127      113
                                    ------   ------   ------

Discounted future net cash flows    $  165   $  114   $   95
                                    ======   ======   ======


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The per barrel price for 1996 is $24.52, as compared with $17.58 and $15.87 for 1995 and 1994, respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years. Production forecasted beyond the term of gas sales contracts currently in effect, is assumed to be sold under the same contract terms.

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

         The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of discounted future net cash flows attributable to the estimate of the Company's proved oil and gas reserves.

                           Entre Lomas Joint Venture
                 Analysis of Changes in Standardized Measure of
       Discounted Future Net Cash Flows From Proved Oil and Gas Reserves
                     (Applicable to the Company's Interest)

                                      (Millions of U.S. Dollars)
                                      --------------------------
                                       1996      1995      1994
                                      ------    ------    ------
Prices and costs:
     Net changes in prices and
       production costs               $  118    $   12    $   10

Quantities:
     Revenues, net of
        production costs                 (15)      (11)      (23)
     Additions and revisions
        of previous estimates - net       (8)       14       111

Other:
     Changes in estimated
        future development costs         (10)       (2)      (36)
     Accretion of discount                16        13         7
     Net changes in Argentine
        taxes                            (35)       (8)      (24)
     Timing of future
        production and other             (15)        1        (5)
                                      ------    ------    ------

Net increase (decrease) in
     discounted future net
        cash flows                    $   51    $   19    $   40
                                      ======    ======    ======

         The following table shows total sales of crude oil and condensate and natural gas from the Entre Lomas field and average sales prices and production costs for the last three years, based on data supplied to the Company by Petrolera.

                           Entre Lomas Joint Venture
                           Sales and Price Statistics

                                                 1996              1995            1994
                                             --------------   --------------   --------------
Total Sales-Gross
-----------------

Crude Oil and Condensate (bbls)                   3,328,343        3,441,973        3,544,643
Gas (mcf)                                        17,717,528       12,242,384       11,780,564
LPG (tons)                                           14,348           15,764           18,126

Total Sales-Net to Company
--------------------------

Crude Oil and Condensate (bbls)                   1,584,291        1,638,379        1,687,250
Gas (mcf)                                         8,433,543        5,827,375        5,607,548
LPG (tons)                                            6,829            7,504            8,628

Average Sales Prices (in U.S. Dollars)
--------------------------------------

Oil (per bbl)                                $        20.87   $        16.67   $        15.11
Gas (per mcf)                                          1.33             1.23             1.05
LPG (per ton)                                        182.60           166.33           149.95

Average Production Costs (in U.S. Dollars)
------------------------------------------

Oil (per bbl)                                $         8.15   $         7.13   $         6.45
Gas (per mcf)                                           .22              .19              .15
LPG (per ton)                                         82.59            65.47            53.24


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

         Total wells from all acreage in which the Company has an interest for the years ended December 31, 1996 and 1995, are as follows:

                                                             1996           1995
                                                          -----------   -----------
                                                          Gross   Net   Gross   Net
                                                          -----  ----   -----  ----
               Oil                                         278    132    279    133
               Gas                                          20     10     20     10
               Abandoned and Inactive                       20     10     13      6
               Injection                                    88     41     81     38
                                                          ----   ----   ----   ----

                 Total                                     406    193    393    187
                                                          ====   ====   ====   ====


         The following table details total investments made by the Entre Lomas partners and net to the Company's 47.6% interest.

                                                   1996             1995              1994
                                            ---------------   ---------------   ---------------
                                            Gross      Net     Gross    Net     Gross     Net
                                            ------   ------   ------   ------   ------   ------
(US $ Millions)
Development                                     22       10       21       10        8        4
Exploration                                      3        1        2        1        4        2
Workovers                                        7        3        5        2        3        1
                                            ------   ------   ------   ------   ------   ------

  Total                                         32       14       28       13       15        7
                                            ======   ======   ======   ======   ======   ======

         Major development expenditures for 1996 include drilling and completing nine in-fill and step-out wells in existing oil and gas fields, converting seven wells from production to injection in the CB/PB field complex, increases in lift capacity, and expenditures associated with implementing a system to reinject produced water.

         Major exploration expenditures for 1996 include drilling the Borde Mocho well, described on page 14, under "Exploration."

         Remedial well workovers are charged to operating expense but are a major expenditure category.

         In 1992, Argentina passed environmental control legislation in the form of Law 2,391. As a result, from 1993 through 1996, investments have been made to improve the concession's existing system of produced water disposal. Till now fresh water has been the sole source of injection in both waterflood projects in the concession. Produced water was disposed of in evaporation and filtration pits. Commencing 1996, surface disposal of produced water is no longer occurring. The joint venture is now undertaking a multi phase program to replace all surface and down hole injection lines to withstand the corrosive effects of reinjecting formation water. This program is currently estimated to cost $9 million, ($4 million net).

         The Entre Lomas field consists of approximately 183,000 acres, of which 33,658 acres are presently producing. The Company's 47.6 percent interest is equivalent to approximately 87,000 total net acres and 16,035 producing net acres.

         The aggregate amounts of capitalized costs related to the Company's oil and gas producing activities are as follows:

                                            (Thousands of U.S. Dollars)
                                             --------------------------
                                                 1996        1995
                                               ---------   ---------
               Proved oil and gas properties   $  54,530   $  44,028
               Accumulated depreciation,
                 depletion and amortization       22,763      16,850
                                               ---------   ---------


               Net capitalized costs           $  31,767   $  27,128
                                               =========   =========


EXPLORATION

         The Entre Lomas concession consists of 183,000 acres of which 33,658 acres are presently producing. Since 1960, when the first exploration well was drilled, there have been drilled inside the concession 406 wells of which only a few have been drilled significant distances from the main producing fields. Although the joint venture believes the major producing structures have been identified and are being developed, the concession remains relatively unexplored. The Joint venturers are now in the midst of an effort to identify additional unexplored hydrocarbon accumulations which may exist inside the concession boundaries.

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

         During 1993 and 1994, the partners carried out an intensive seismic program which included reprocessing seismic shot in prior years and shooting approximately 300 miles of new 2D seismic. Several structures were identified as potential drilling targets. New prospects target both oil and gas in formations already known to be productive in the concession and never investigated deeper formations.

         After evaluation of 2D seismic and drilling the unsuccessful La Pista X-1 exploration well, the decision was made to focus 3D seismic on the area of greatest exploration interest. In 1995, the joint venture completed a $1.6 million 3D seismic program covering 90 square kilometers in the center of the concession. The area included the Entre Lomas structure and acreage to the northwest and southeast of the Entre Lomas oil and gas fields.

         The joint venture is currently evaluating the exploration potential of the Los Alamos and Lomas de Ocampo areas. These areas were lightly explored in the early life of the concession and have produced from a few wells small amounts of oil from the Tordillo and Quintuco formations.

         In mid 1997, the joint venture will drill a test well to investigate the deepest sedimentary layers in the concession. The well will be located in the northwest part of the Entre Lomas oil field discussed in the previous paragraph.

BORDE MOCHO

         In early 1996, the joint venture drilled the Borde Mocho 1 well. This exploration well was completed in both the Quintuco and Tordillo formations. Quintuco production has been limited and the Tordillo formation has produced a high percentage of water. The well continues to be monitored. A second well may be drilled here in 1997 to better define the production potential of this structure.

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

         By the end of 1993 all activity in this area had been unsuccessful. However, the concession remained lightly explored. Significant gas production and reserves exist to the south and east of the concession in the Ramos and Aguarague concessions. In October 1994, the Acambuco partners, consisting of Bridas S.A.P.I.C., Northwest Argentina Corporation and the Company, entered into a farmout agreement with YPF, whereby YPF received a 45% interest in the concession in exchange for drilling, within five years, four exploration wells on four separate geological structures, the costs of which are to be paid 100% by YPF. The agreement also provides that YPF will finance development drilling which might result from successful exploration. Such financing is non-recourse and to be repaid without penalty or interest out of production revenues from the concession. The Company has the option, in each exploration prospect which is drilled, to either proportionately reduce its 1.5% interest by 45%; pay its share of the exploration costs; or exercise the non-consent penalty provisions of its 1984 agreement with Bridas while retaining its 1.5% interest.

         YPF and Bridas believe that the area has gas potential and could be a possible source of future gas exports to major consumption centers in Brazil. However, it is an overthrust area, with very complex geology wherein drilling is extremely difficult and costly. The objective formations are deep with well depths likely to reach 18,000 feet and a high risk of mechanical problems, such as those encountered by Bridas, Northwest Argentina and the Company in the early 1980's.

         Pursuant to terms of the farmout program, the San Pedrito X-1 well was drilled to 15,700 feet. This well, which started drilling in March 1995, found the upper section of Huamampampa formation in April 1996, and though it did not transverse the formation completely, it successfully tested 42 million cubic feet per day of gas and 1,900 barrels per day of condensate. For this initial exploration well, the Company exercised its non-consent option. Total well cost reached $45 million due to problems encountered during drilling such as severe formation pressures, sidewall cave- ins and stuck drill pipe.

         In May 1996, YPF commenced drilling the San Antonio x-1 well also with the objective of reaching the Huamampampa formation. This well is currently drilling at 14,300 feet and is one month behind schedule due to mechanical problems. For this second well, the Company also exercised its non-consent option. Cumulative costs to date are $30 million.

         The Acambuco partners have approved an additional project to test the Huamampampa. Sometime in 1997, the joint venture will reenter the Macueta 1002 well and drill horizontally to a higher position in the Macueta structure where fractures are believed to exist in the formation. This well is one of the three original wells drilled in the early 1980's. Recent seismic interpretation has revealed that the well was drilled on the flank of the Macueta structure.

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

         The cornerstone of the country's economic reforms since 1989 has been its change in monetary policy. By early 1991, the exchange rate between the austral and the U.S. dollar reached 10,000 to 1. In April of that year, the convertibility law was implemented and the austral was renamed the peso. One peso became the equivalent of 10,000 former australs, establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility plan requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. Essentially, the policy guarantees an exchange rate of 1:1. The Argentine government has not strayed from this policy since implementation of the plan.

         These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 5 percent in 1996 and, second, an influx of foreign investment capital into the country.

         President Menem was reelected in May 1995 for a second four year term. He has indicated his intention to continue the free market policies and monetary reforms which have worked so well. In July 1996, he replaced Domingo Cavallo, Economy Minister and author of the convertibility plan, with Roque Fernandez, formerly president of the Central Bank. The country's economy showed no adverse reactions to this replacement.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   P A R T  II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         At December 31, 1996, there were 1,394 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

         As described on page 19, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", in 1995, the Entre Lomas partners raised the level of capital spending in the concession. As a result, in order to assure the Company has available the financial resources required to carry out this heightened level of spending, effective the third quarter of 1995, the Company reduced its quarterly dividend to 16.25 cents per share from the previous level of 32.5 cents. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.

                                                                    Stock Price
                                                               ---------------------
                                                               High             Low          Dividend
                                                               ----             ----         --------
               Quarter of 1995
                                           First             $ 15 1/4         $ 14       $    .32 1/2
                                           Second              15 3/4           15 1/4        .32 1/2
                                           Third               16 1/4           15            .16 1/4
                                           Fourth              16 3/4           14 3/4        .16 1/4

               Quarter of 1996
                                           First             $ 17 3/4         $ 16 1/2   $    .16 1/4
                                           Second              28               16 3/4        .16 1/4
                                           Third               23 1/2           21            .16 1/4
                                           Fourth              29 1/2           24            .16 1/4

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

ITEM 6.        SELECTED FINANCIAL DATA


                                   1996      1995      1994      1993      1992
                                 -------   -------   -------   -------   -------
(Dollars in thousands
 except per share amounts)
Revenues                         $46,765   $36,942   $33,267   $31,524   $36,281


Net Income                        12,661     8,268     8,168     9,305    11,281

Income per
  Ordinary Share                    1.72      1.12      1.11      1.26      1.53

Dividends Declared per
  Ordinary Share                     .65      .975      1.30      1.30      1.29

Total Assets at
  December 31                     55,684    46,498    44,342    46,378    46,597

Stockholders' Equity at
  December 31                     43,578    35,702    34,610    36,010    36,273

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         The Company and its Entre Lomas partners continue their efforts to maximize cash flow from the Entre Lomas concession. During 1996, the Company received $9.8 million in distributions and dividends compared with $7.2 million and $12.8 million in 1995 and 1994, respectively.

         Receipt of future distributions will depend on the joint venture's ability to generate profits, cash availability exceeding capital requirements, and continued ability to repatriate funds free from government control and restrictions.

OIL PRICES

         The increase in oil prices which occurred during 1996 has positively impacted the Company's earnings. In the year, the sales price of oil averaged $20.87, as compared with $16.67 and $15.11, for 1995 and 1994, respectively. This increase was the most important factor contributing to the $12.7 million net income generated during the year, the second highest level ever reported by the Company.

         Price exceeded $24 late in 1996 but has lately fallen back near $20 during the first quarter of 1997. It is uncertain whether recent levels can be sustained. Although oil prices appear to have stabilized, a return to 1995 and 1994 levels is possible. Each price scenario would have its corresponding affect on the Company's 1997 results and beyond. Oil prices are affected by multiple factors which include among others, worldwide production and demand, inventory levels, weather, and political factors in the middle east and other oil producing regions.

OIL PRODUCTION

         As described on page 7, under "Entre Lomas Fields" and "Oil Reservoirs", during 1996 and early 1997, four wells drilled in the Entre Lomas field have been significantly more productive in the early stages of their life cycle than previously drilled wells. Results of these four wells have been largely responsible for raising daily oil production in the concession from approximately 9,000 barrels per day in early 1996, to greater than 11,000 barrels per day today. Additional wells to extend development of this field will be drilled in 1997.

GAS DEVELOPMENT

         The increase in gas sales volumes which occurred during 1996 also contributed to the improved results for the year. The volume increase was attributable to success of gas development efforts described on page 7, under "Entre Lomas Fields" and "Gas

Reservoirs." Gas production is not expected to increase further, as it is felt that drilling to date has fairly well defined the limits of the new gas field.

CAPITAL SPENDING

         In mid-1995, the Entre Lomas partners reached an understanding with regard to increasing the level of capital expenditures in the concession over five years with the objective of fully developing existing producing fields in the concession and continuing the program of exploration commenced in 1993. This understanding is not an expenditure commitment by the partners, but a general agreement about long term development in the concession. Actual future investments will be defined through the annual budgeting process.

         The investment table presented on page 12 indicates that total development, exploration and workover expenditures in the concession have increased from $15 million in 1994 to $32 million in 1996. It is the intention of the partners to maintain investments at this level for the foreseeable future. Doing so is contingent on the success of the program and continued stability of oil and gas prices. To date, the combination of rising sales prices and oil production have enabled the joint venture to increase capital spending while maintaining distribution payments to its partners.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENT OF OPERATIONS ON PAGE 25.

1996 VS 1995

         Operating revenues increased by $10.2 million compared with 1995. The primary cause of this increase was higher oil sales prices which in 1996, on a per barrel basis, averaged $20.87 versus $16.67 during 1995; increased gas sales volume resulting from the success of gas development efforts in the Entre Lomas gas field described on page 7 under "Entre Lomas Fields;" and higher contract gas prices in effect during 1996.

         Other revenues decreased $389 thousand as a result of lower interest rate yields during 1996 on the Company's short term financial investments.

         Operating expenses increased $1.8 million compared with the prior year due to a greater number of well workovers in producing wells.

         Depreciation, depletion and amortization increased by $951 thousand due to capital expenditures exceeding depreciation thereby resulting in increases in the Company's depreciable property and equipment base.

         Exploration expense decreased $773 thousand compared with the prior year due to costs of 3D seismic incurred in 1995. No seismic expenditures were made in 1996.

         Argentine taxes increased by $2.5 million over the prior year due to higher production and sales taxes directly associated with higher operating revenues, greater income taxes associated with higher Argentine taxable income, and the increase in Argentina's income tax rate from 30% to 33%, which went into effect in 1996.

1995 VS 1994

         Operating revenues increased by $3.2 million compared with 1994. The primary causes of this increase were higher oil sales prices, which in 1995, on a per barrel basis, averaged $16.67 versus $15.11 during 1994; increased gas sales volumes, resulting from the success of gas development efforts in the new Entre Lomas gas field, described on page 7 under "Entre Lomas Fields"; and higher contract gas prices in effect during 1995.

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

         Depreciation, depletion and amortization increased by approximately $933 thousand due to a combination of capital expenditures exceeding depreciation thereby resulting in increases in the Company's depreciable property and equipment base, and adjustments to estimates of the Company's oil and gas reserves as compared with the prior year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                    23

Consolidated Balance Sheets
  December 31, 1996 and 1995                                                24

Consolidated Statements of Operations
  Three Years Ended December 31, 1996                                       25

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1996                                       26

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1996                                       27

Notes to Consolidated Financial Statements                                  28


Schedules--All schedules have been omitted, as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

         We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                    ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
February 27, 1997

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)                                   December 31,
                                                     --------------------
                                                       1996        1995
                                                     --------    --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 4)                 $ 18,953    $ 17,244

  Accounts receivable                                   6,375       5,699
  Inventory                                             4,098       2,480
  Other current assets                                    364         217
                                                     --------    --------

        Total current assets                           29,790      25,640


Property and Equipment:
  Cost                                                 54,891      44,406
  Accumulated depreciation                            (29,129)    (23,601)
                                                     --------    --------
                                                       25,762      20,805

Other assets                                              132          53
                                                     --------    --------
                                                     $ 55,684    $ 46,498
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  2,835    $  3,922
  Accrued liabilities                                   5,687       3,306
  Dividends payable                                     1,196       1,196
                                                     --------    --------

        Total current liabilities                       9,718       8,424
                                                     --------    --------

Other liabilities                                       2,388       2,372

Commitments and Contingencies (Notes 2  and 8 )            --          --

STOCKHOLDERS' EQUITY:
  Ordinary shares, par value $.01 per share;
     15,000,000 shares authorized;
     7,360,311 shares outstanding                          74          74
  Additional paid-in capital                            9,326       9,326
  Retained earnings                                    34,178      26,302
                                                     --------    --------

        Total stockholders' equity                     43,578      35,702
                                                     --------    --------

                                                     $ 55,684    $ 46,498
                                                     ========    ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



(Amounts in Thousands Except Per Share)      For the Years Ended December 31,
                                             -------------------------------
                                               1996        1995       1994
                                             --------    --------   --------
REVENUES:
  Operating revenues                         $ 45,954    $ 35,742   $ 32,509
  Other revenues                                  811       1,200        758
                                             --------    --------   --------

                                               46,765      36,942     33,267
                                             --------    --------   --------

COST AND EXPENSES:
  Operating expense                            14,186      12,355     11,166
  Provincial royalties                          5,155       3,759      3,260
  Selling and administrative                    2,162       2,371      2,362
  Depreciation, depletion and amortization      5,576       4,625      3,692
  Exploration expense                             684       1,457        540
  Argentine taxes (Note 8)                      6,562       4,046      3,132
  Other (income) expense, net                    (221)         61        947
                                             --------    --------   --------

                                               34,104      28,674     25,099
                                             --------    --------   --------



NET INCOME                                   $ 12,661    $  8,268   $  8,168
                                             ========    ========   ========


INCOME PER ORDINARY SHARE                    $   1.72    $   1.12   $   1.11
                                             ========    ========   ========


AVERAGE ORDINARY SHARES AND
EQUIVALENTS OUTSTANDING                         7,360       7,360      7,360
                                             ========    ========   ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Amounts in Thousands)                                Additional
                                   Ordinary Shares      Paid-in   Retained
                                  Shares     Amount     Capital   Earnings
                                 --------   --------   --------   --------
BALANCE, January 1, 1994            7,360   $     74   $  9,326   $ 26,610

   Net income                          --         --         --      8,168

   Dividends declared
    ($1.30 per share)                  --         --         --     (9,568)
                                 --------   --------   --------   --------

BALANCE, December 31, 1994          7,360         74      9,326     25,210

   Net income                          --         --         --      8,268

   Dividends declared
    ($0.975 per share)                 --         --         --     (7,176)
                                 --------   --------   --------   --------

BALANCE, December 31, 1995          7,360         74      9,326     26,302

   Net income                          --         --         --     12,661

   Dividends declared
    ($0.65 per share)                  --         --         --     (4,785)
                                 --------   --------   --------   --------

BALANCE, December 31, 1996          7,360   $     74   $  9,326   $ 34,178
                                 ========   ========   ========   ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                          1996        1995        1994
                                                        --------    --------    --------
(Amounts in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                              $ 12,661    $  8,268    $  8,168
Adjustments to reconcile to cash
  provided by operating activities:
    Depreciation, depletion and amortization               5,576       4,625       3,692
    Abandonment of well drilled in prior year                496         502          --
    Reclassification of plugging and abandonment
      provision from other liabilities to accumulated
      depreciation                                            --         626          --
    Decrease (increase) in accounts receivable              (676)        340       3,275
    Increase in inventory                                 (1,618)       (135)        (79)
    Decrease (increase) in other current assets             (147)         39         (80)
    Increase (decrease) in accounts payable               (1,087)      1,944        (176)
    Increase (decrease) in accrued liabilities             2,381         788      (1,163)
    Other, including changes in non-current
      assets and liabilities                                 (63)       (488)        700
                                                        --------    --------    --------

Net cash provided by operating activities                 17,523      16,509      14,337
                                                        --------    --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:

  Capital expenditures                                   (11,029)    (10,062)     (5,364)

CASH FLOW FROM FINANCING ACTIVITIES:

  Dividends paid                                          (4,785)     (8,372)     (9,568)
                                                        --------    --------    --------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                         1,709      (1,925)       (595)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     17,244      19,169      19,764
                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $ 18,953    $ 17,244    $ 19,169
                                                        ========    ========    ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes            $  4,043    $  2,785    $  3,522



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

               As part of the settlement of a 1983 dispute between Bridas, Northwest Argentina Corporation, a Williams subsidiary, and the Company, in 1984, Williams agreed to guarantee the payment of principal, interest and other costs related to a $7.9 million loan obtained from a U.S. bank by Bridas S.A., an affiliate of Bridas. Pursuant to the terms of the third amendment to the loan agreement and the loan guarantee agreement, payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $2.2 million. Any U.S. dollar shortfall which may result from loan payments made in Argentine currency by Bridas shall be borne equally by Bridas and Williams.

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

                                                                   Principal
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
               Short-term investments:

                  Eurodollar term deposits with interest
                     ranging from 4 15/16 -5 1/4 in 1996
                     and 5 3/16 - 5 1/2 % in 1995, maturing
                     in January 1997 and January 1996,
                     respectively                             $ 13,640   $ 11,972

                  Argentine time deposits                        5,313      4,701
                                                              --------   --------

                                                              $ 18,953   $ 16,673
                                                              ========   ========


               The carrying amount reported in the balance sheet for short-term investments is equivalent to fair value.


(5)      MAJOR CUSTOMERS

               Sales to customers with greater than ten percent of total sales consist of the following:

                                                   For the Years Ended December 31,
                                                    -----------------------------
                                                    1996        1995         1994
                                                    ----        ----         ----
               San Lorenzo S.A                      62.1%       35.4%        22.3%
               EG3 S.A                                 *        26.2%        14.2%
               Litoral S.A                          13.1%       16.7%        13.7%
               Interpetrol International S.A           *           *         28.2%
               Isaura S.A                              *           *         10.6%

               * Less than 10 percent

                       APCO ARGENTINA INC. AND SUBSIDIARY

(6)      RELATED PARTY TRANSACTIONS

               The Company paid approximately $182,000, $206,000, and $204,000 in 1996, 1995 and 1994, respectively, to Williams and affiliates for management services, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 1996 and December 31, 1995, of approximately $58,000 and $22,000, were paid in 1997 and 1996 respectively.

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

(8)      ARGENTINE TAXES

               The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars.

                                1996       1995       1994
                              --------   --------   --------
               Income taxes   $  5,830   $  3,460   $  2,704
               Other taxes         732        586        428
                              --------   --------   --------

                              $  6,562   $  4,046   $  3,132
                              ========   ========   ========


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

               In March 1993, the Neuquen Tax Bureau demanded that Petrolera pay the Stamp Tax on Additional Clause No. 3, the third amendment to the original Entre Lomas contract number 12,507. Petrolera appealed this decision before the Tax Court of the province and lost. In March 1994, Petrolera deposited $1.6 million, the sum claimed, and subsequently filed a suit before the Neuquen Superior Court asking for full reimbursement.

               Should Petrolera not prevail in Superior Court, in the opinion of its management and legal counsel, it is entitled to seek reimbursement from YPF pursuant to terms of contract 12,507. Accordingly, the amount deposited has been recorded as a receivable by both Petrolera and the Company.

               In 1996, the Rio Negro Tax Bureau also demanded that Petrolera pay Stamp Tax on Additional Clause No. 3. No amount has been specified as yet. Petrolera has contested Rio Negro's claim on the basis that the statute of limitations on its claim has expired. In the opinion of Petrolera's management and legal counsel, this position should prevail.

(9)      ARGENTINE CURRENCY FLUCTUATIONS

               Argentina has over the years experienced cycles of acute inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector Companies, deregulation and modifications in fiscal and monetary policy.

               By early 1991, the exchange rate between the austral and the U.S. dollar reached 10,000 to 1. In April of that year, the convertibility law was implemented and the austral was renamed the peso. One peso became the equivalent of 10,000 former australs, establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility plan requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. Essentially the policy guarantees an exchange rate of 1:1. No exchange gains or losses have been realized by the Company during the three years ended December 31, 1996 as the rate of exchange has remained 1 to 1.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(10)     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                First    Second     Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter
                                               -------   -------   -------   -------
               (Amounts in Thousands Except
                     Per Share Amounts)

               1996

               Revenues                        $ 9,365   $13,104   $11,345   $12,951
               Costs and expenses                7,040     9,274     7,967     9,823
               Net Income                        2,325     3,830     3,378     3,128
               Net income per ordinary share       .32       .52       .46       .42

               1995

               Revenues                        $ 8,733   $ 9,443   $ 9,884   $ 8,882
               Costs and expenses                6,659     7,727     7,563     6,725
               Net income                        2,074     1,716     2,321     2,157
               Net income per ordinary share       .28       .23       .32       .29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

               None.

                                  P A R T III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS

                                                                                   Director's
                                                                                    Term of
                                                                        Director     Office
                     Name             Age         Position                Since      Expires
                ---------------       ---  ------------------------       -----      -------
                J. C. Bumgarner       54   Chairman of the Board and       1994        1997
                                           Chief Executive Officer

                J. H.  Williams       78   Director                        1992        1999

                K. E. Bailey          54   Director                        1987        1998


(b)      IDENTIFICATION OF EXECUTIVE OFFICERS

               Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.



                                                                         Director
                     Name             Age         Position                Since
                ---------------       ---      --------------------       -----
                John C. Bumgarner      54      Chairman of the Board and    1996
                                                Chief Executive Officer

                J. D. McCarthy         54      Vice President and           1991
                                                Chief Financial Officer

                Thomas Bueno           45      Controller and Chief         1991
                                                Accounting Officer


(c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

               None.

(d)      FAMILY RELATIONSHIPS

               There are no family relationships between any director or executive officer and any other director or executive officer in the Company.

(e)      BUSINESS EXPERIENCE

               Mr. Bumgarner is Senior Vice President Corporate Development and Planning of Williams and President of Williams International Company. He has held various officer level positions with Williams since 1977.

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

(e)      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

               None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31, 1996

                                                                              Amount and
                                                                              Nature of
                                                                              Beneficial       Percent
                                         Name and Address of                  Ownership          of
            Title of Class                 Beneficial Owner                   (Note 1)         Class
          ------------------       ----------------------------------         -----------      ------
          Ordinary Shares          The Williams Companies, Inc.                4,941,822         67.14
          $.01 Par Value           One Williams Center
                                   Tulsa, Oklahoma  74172

          Ordinary Shares          I. Wistar Morris, III                         500,543           6.8
          $.01 Par Value           200 Four Falls Corporate Center
                                   Suite 208
                                   West Conshohocken, PA 19428

          Ordinary Shares          Lehman Brothers Holdings Inc.                 368,279           5.0
          $.01 Par Value           3 World Financial Center, 24th Floor
                                   New York, NY 10285

(b)      SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 1996

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

         Exhibit
          Number
         --------

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

         *(10)    - Agreement between The Williams Companies, Inc., Northwest
                    Argentina Corporation and Apco Argentina Inc. dated
                    April 15, 1987 relating to reimbursement of costs incurred by Williams pursuant to the guarantee by Williams of the bank loan made to Bridas in connection with the release by Bridas of Northwest Argentina Corporation's and Apco Argentina Inc.'s liability in the Acambuco Joint Venture as filed with Form 10-K, No. 0-8 933, dated April 11, 1988.

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

         *(10)    - CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT
                    OF THE "ENTRE LOMAS" AREA, dated July 8, 1982 between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10 -K, No. 0-8933, dated April 12, 1983.

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


                                         APCO ARGENTINA INC.
                                              (Registrant)


Dated:  March 27, 1997                  By:  /s/ Thomas Bueno
                                           -----------------------------------
                                                 Thomas Bueno
                                                 Attorney-in-Fact


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *John C. Bumgarner                                       March 27, 1997
----------------------------------------
John C. Bumgarner, Chairman of the Board
     and Chief Executive Officer


/s/ *Jack D. McCarthy                                        March 27, 1997
----------------------------------------
Jack D. McCarthy, Vice President and
     Chief Financial Officer


/s/ *Thomas Bueno                                            March 27, 1997
----------------------------------------
Thomas Bueno, Controller and Chief
     Accounting Officer


/s/ *John H. Williams                                        March 27, 1997
----------------------------------------
John H. Williams, Director


/s/ *Keith E. Bailey                                         March 27, 1997
----------------------------------------
Keith E. Bailey, Director


*By:   /s/ THOMAS BUENO                                      March 27, 1997
    ------------------------------------
    Thomas Bueno, Attorney-in-Fact

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  24          -  Power of Attorney

  27          -  Financial Data Schedule