Form 10-Q
period 1997-03-31
APCO ARGENTINA INC/NEW
filed 1997-05-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM       TO
                                                 ------   ------

                         COMMISSION FILE NUMBER 0-8933

                              APCO ARGENTINA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      CAYMAN ISLANDS                                          --
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

         POST OFFICE BOX 2400
           TULSA, OKLAHOMA                                       74102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER:                               (918) 588-2164


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


             CLASS                           OUTSTANDING AT APRIL 30, 1997
ORDINARY SHARES, $.01 PAR VALUE                     7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX



                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheets -- March 31, 1997
                     and December 31, 1996                                  3

                   Consolidated Statements of Operations -- Three
                     Months Ended March 31, 1997 and 1996                   4

                   Consolidated Statements of Cash Flows -- Three
                     Months Ended March 31, 1997 and 1996                   5

                   Notes to Consolidated Financial Statements               6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                      7

PART II.  OTHER INFORMATION                                                 9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



(Dollars in Thousands)                                 March 31,        December 31,
                                                         1997              1996
                                                      -----------       ------------
ASSETS                                                (UNAUDITED)
Current Assets:
 Cash and cash equivalents                            $ 22,469          $ 18,953
 Accounts receivable                                     6,157             6,375
 Inventory                                               3,223             4,098
 Other current assets                                      518               364
                                                      --------          --------
       Total current assets                             32,367            29,790

Property and Equipment:
 Cost                                                   57,790            54,891
 Accumulated depreciation                              (30,319)          (29,129)
                                                      --------          --------

                                                        27,471            25,762
Other assets                                               133               132
                                                      --------          --------
                                                      $ 59,971          $ 55,684
                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                     $  3,670          $  2,835
 Accrued liabilities                                     6,555             5,687
 Dividends payable                                       1,196             1,196
                                                      --------          --------

       Total current liabilities                        11,421             9,718

Other Liabilities                                        2,401             2,388

Commitments and Contingencies (Note 2)

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 shares authorized; 7,360,311
    shares outstanding                                      74                74
 Additional paid-in capital                              9,326             9,326
 Retained earnings                                      36,749            34,178
                                                      --------          --------
       Total stockholders' equity                       46,149            43,578
                                                      --------          --------
                                                      $ 59,971          $ 55,684
                                                      ========          ========

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



(Dollars in Thousands)                                   Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                         1997           1996
                                                        -------        -------
Revenues:

  Operating revenue                                     $12,747        $ 9,176
  Financial and other revenue                               231            189
                                                        -------        -------
                                                         12,978          9,365

Costs and Expenses:

  Operating expense                                       3,671          3,129
  Provincial royalties                                    1,214          1,056
  Selling and administrative                                490            618
  Depreciation, depletion and amortization                1,190          1,338
  Exploration expense                                        60             76
  Argentine taxes                                         2,064          1,051
  Other (income) expense                                    522           (228)
                                                        -------        -------
                                                          9,211          7,040
                                                        -------        -------
Net income                                              $ 3,767        $ 2,325
                                                        =======        =======

Income per ordinary share                               $   .51        $   .32
                                                        =======        =======
Average ordinary shares and
  equivalents outstanding (000's)                         7,360          7,360
                                                        =======        =======

Dividends declared per ordinary share                   $ .1625        $ .1625
                                                        =======        =======


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


(Dollars in Thousands)                                                 Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     1996               1995
                                                                   -------            -------
Cash flow from operating activities:

  Net income                                                       $ 3,767            $ 2,325
  Adjustments to reconcile to cash
     provided by operating activities:
        Depreciation, depletion and amortization                     1,190              1,338
        Decrease (increase) in accounts receivable                     218               (144)
        Decrease (increase) in inventory                               875               (673)
        Increase in other current assets                              (154)              (198)
        Increase (decrease) in accounts payable                        835               (188)
        Increase in accrued liabilities                                868                186
        Other, including changes in non-current
         assets and liabilities                                         12                (35)
                                                                   -------            -------

  Net cash provided by operating activities                          7,611              2,611

Cash flow from investing activities:

  Capital expenditures                                              (2,899)            (4,496)

Cash flow from financing activities:

  Dividends paid                                                    (1,196)            (1,196)
                                                                   -------            -------

Net (decrease) increase in cash and cash equivalents                 3,516             (3,081)

Cash and cash equivalents at beginning of the period                18,953             17,244
                                                                   -------            -------

Cash and cash equivalents at end of the period                     $22,469            $14,163
                                                                   =======            =======

Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes                       $ 1,064            $   776


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 1997 and 1996. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $1.9 million.

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

(3)      INCOME TAXES

         As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 1996 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty three percent which tax is included in the Consolidated Statements of Operations as Argentine taxes.


         As described in Note 8 to Consolidated Financial Statements included in the Company's 1996 Form 10-K, in 1988, the Argentine Government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both for 1988 and 1989, amounts computed on the basis of prior year taxable incomes. The deposits were to be repaid after five years and earn interest at the rate stipulated by the law. It was the opinion of the joint venture and its legal and tax counsel that it was exempt from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result, the deposits were not made.

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounts to $9.2 million. Petrolera appealed the DGI's claim in Federal Tax Court.

         In April 1997, the court ruled in favor of the DGI. Petrolera will now appeal the ruling before Federal Appeals Court. In the opinion of Petrolera's management and its legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture continues to be remote. The company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

During the current quarter the Company's net income and cash flow from operations have benefited significantly from increases in oil prices and oil production.

OIL PRICES

The price of West Texas Intermediate oil, the reference crude upon which oil prices in Argentina are based, increased significantly during 1996 resulting in a favorable impact on the price of the Company's crude oil. Since 1991, when deregulation of Argentina's energy industry was implemented, the average per barrel sales price of Entre Lomas crude has ranged from $15 to $17. The increase in 1996 resulted in an average sales price for that year of $20.87, with the current reporting quarter averaging $21.49 per barrel.

Prices peaked in December 1996 and January of this year, but have fallen throughout the remainder of the current quarter and into April. Due to their unpredictable nature, it is uncertain how oil prices will behave for the balance of this year. Prices are affected by multiple factors which include among other, worldwide production and demand, inventory levels, weather, and political factors in the middle east and other oil producing regions.

OIL PRODUCTION

During 1996 and early 1997, four wells drilled in the Entre Lomas field have been significantly more productive in the early stages of their life cycle than previously drilled wells. Results of these four wells have been largely responsible for increasing average daily oil production from 9,300 barrels during the first quarter of 1996 to 10,700, the current quarter's average. Additional wells to extend the development of this field will be drilled in 1997.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997, the Company generated net income of $3.7 million, as compared with $2.3 million for the same period in 1996.

This increase in net income is due primarily to increased oil sales attributable to the factors described previously under "Financial Condition". Higher sales were partially offset by a charge related to reduction of crude oil inventories during the quarter and higher Argentine income taxes resulting directly from the Company's increased net income.

The explanation for the inventory fluctuation charge is as follows. When product inventories build, the cost of producing oil which is accumulating is recorded as inventory, with an offsetting credit to an inventory fluctuation account. As inventories diminish and sales are recorded, as was the case during the current quarter, the cost of inventory sold is charged to the inventory fluctuation account. Inventories were building during the first quarter of 1996.

ENTRE LOMAS

The following table shows volume, price and production cost statistics for the Entre Lomas Concession for the periods indicated. The Company's net interest is
47.6 percent.

                                                             Three Months Ended
                                                         ---------------------------
                                                         March 31,         March 31,
                                                           1997              1996
                                                         ---------         ---------
      Total Sales Volumes-Gross
      -------------------------

      Crude Oil and Condensate (bbls)                    1,027,965           765,328
      Gas (mcf)                                          3,054,793         3,606,970
      LPG (tons)                                             3,184             3,607

      Total Sales Volumes-Net to Company
      ----------------------------------

      Crude Oil and Condensate (bbls)                      489,311           364,296
      Gas (mcf)                                          1,454,081         1,716,918
      LPG (tons)                                             1,516             1,717

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                       $  21.49          $  18.58
      Gas (per mcf)                                       $   1.29          $   1.24
      LPG (per ton)                                       $ 227.39          $ 161.63

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                       $   7.94          $   7.72
      Gas (per mcf)                                       $    .29          $    .20
      LPG (per ton)                                       $ 101.13          $  77.90

Although oil sales volumes for the current quarter increased by 34 percent over the previous year, a large part of the increase is attributable to normal fluctuations in crude oil inventory. Actual oil production for the current quarter was 966,940 barrels gross, (460,263 barrels net), as compared with 844,908 barrels gross, (402,176 barrels net), for the previous year, representing a 14 percent increase in production volumes.

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



                                          APCO ARGENTINA INC.
                                     ----------------------------
                                            (Registrant)



                                  By:     /s/ Thomas Bueno
                                     ------------------------------
                                      Controller, (Duly Authorized
                                     Officer of the Registrant) and
                                        Chief Accounting Officer


May 9, 1997

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

 27           Financial Data Schedule