Form 10-Q
period 1997-06-30
APCO ARGENTINA INC/NEW
filed 1997-08-07
CIK 311471

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

                             YES   X       NO _____


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

             CLASS                             OUTSTANDING AT JULY 31, 1997
    ORDINARY SHARES, $.01 PAR VALUE                 7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION:

    ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996
                                                                                                                 3

         Consolidated Statements of Operations -- Three and Six Months Ended June 30, 1997 and 1996
                                                                                                                 4

         Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1997 and 1996
                                                                                                                 5



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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,           December 31,
(DOLLARS IN THOUSANDS)                                                              1997              1996
                                                                                ------------     ----------------
ASSETS                                                                                      (UNAUDITED)
------
Current Assets:
 Cash and cash equivalents                                                          $ 20,486             $ 18,953
 Accounts receivable                                                                   6,300                6,375
 Inventory                                                                             3,426                4,098
 Other current assets                                                                    257                  364
                                                                                  ----------            ---------

       Total current assets                                                           30,469               29,790

Property and Equipment:
 Cost                                                                                 60,969               54,891
 Accumulated depreciation                                                            (31,534)             (29,129)
                                                                                    --------            ---------

                                                                                      29,435               25,762

Other assets                                                                             133                  132
                                                                                  ----------           ----------

                                                                                    $ 60,037             $ 55,684
                                                                                    ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts payable                                                                  $   4,175            $   2,835
 Accrued liabilities                                                                   4,470                5,687
 Dividends payable                                                                     1,196                1,196
                                                                                  ----------            ---------

       Total current liabilities                                                       9,841                9,718
                                                                                  ----------            ---------

Other Liabilities                                                                      2,415                2,388
Commitments and Contingencies (Notes 2 and 3)                                              -                    -

Stockholders' Equity:
 Ordinary shares, par value $.01 per share;
    15,000,000 authorized; 7,360,311 and 7,360,195
    outstanding in 1997 and 1996, respectively                                            74                   74
 Additional paid-in capital                                                            9,326                9,326
 Retained earnings                                                                    38,381               34,178
                                                                                   ---------             --------

       Total stockholders' equity                                                     47,781               43,578
                                                                                   ---------             --------

                                                                                    $ 60,037             $ 55,684
                                                                                   =========             ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                        Three Months Ended                    Six Months Ended
(DOLLARS IN THOUSANDS)                                       June 30,                              June 30,
                                                       1997            1996                  1997              1996
                                                   -------------   --------------       --------------    --------------
Revenues:
  Operating revenues                                    $ 10,566         $ 12,930             $ 23,313          $ 22,106
  Financial and other revenue                                257              174                  488               363
                                                      ----------       ----------          -----------        ----------

                                                          10,823           13,104               23,801            22,469
                                                        --------         --------            ---------           -------

Costs and Expenses:

  Operating expense                                        3,983            3,637                7,654             6,766
  Provincial royalties                                     1,259            1,289                2,473             2,345
  Selling and administrative                                 432              499                  922             1,117
  Depreciation, depletion, and amortization                1,215            1,239                2,405             2,577
  Exploration expense                                         50              577                  110               653
  Argentine taxes                                          1,540            1,733                3,604             2,784
  Other (income) expense                                    (485)             300                   37                72
                                                       ---------         --------          -----------         ---------

                                                           7,994            9,274               17,205            16,314
                                                       ---------        ---------             --------           -------

Net income                                               $ 2,829          $ 3,830             $  6,596           $ 6,155
                                                        ========          =======             ========           =======


Income per ordinary share                              $     .39        $     .52           $      .90         $     .84
                                                       =========        =========           ==========         =========

Average ordinary shares and
  equivalents outstanding (000's)                          7,360            7,360                7,360             7,360
                                                       =========         ========            =========          ========


Dividends declared per ordinary share                   $  .1625         $  .1625            $    .325          $   .325
                                                        ========         ========            =========          ========





 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  1997                1996
                                                                             -------------        ------------
(DOLLARS IN THOUSANDS)
Cash flow from operating activities:

Net income                                                                          $ 6,596          $ 6,155
Adjustments to reconcile to cash
    provided by operating activities:
         Depreciation, depletion and amortization                                     2,405            2,577
         Abandonment of drilled well                                                      -              496
         Decrease (increase) in accounts receivable                                      75           (2,190)
         Decrease in inventory                                                          672              227
         Decrease in other current assets                                               107               66
         Increase (decrease) in accounts payable                                      1,340           (1,232)
         (Decrease) increase in accrued liabilities                                  (1,217)           1,794
         Other, including changes in non-current
                 assets and liabilities                                                  26              (97)
                                                                                    -------          -------

    Net cash provided by operating activities                                        10,004            7,796

Cash flow from investing activities:

    Capital expenditures                                                             (6,078)          (7,991)

Cash flow from financing activities:

    Dividends paid                                                                   (2,393)          (2,393)
                                                                                    -------          -------

Net increase (decrease) in cash and cash equivalents                                  1,533           (2,588)

Cash and cash equivalents at beginning of the period                                 18,953           17,244
                                                                                    -------          -------

Cash and cash equivalents at end of the period                                      $20,486          $14,656
                                                                                    =======          =======

Supplemental disclosures of cash flow information:

    Cash paid during the year for income taxes                                    $   4,016       $    1,624




The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), presented herein, do not include all footnote disclosures which normally accompany annual financial statements and, therefore, should be read in conjunction with the financial statements and notes presented in the Company's 1996 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and six months ended June 30, 1997 and 1996. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $1.6 million.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera Perez Companc S.A. ("Petrolera"), the operator of Entre Lomas Concession, for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounts to $9.2 million. Petrolera appealed the DGI's claim in Federal Tax Court.

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

FINANCIAL CONDITION

During 1996 and the first half of this year, the Company's net income and cash flow from operations have been impacted by variations in oil prices and production.

OIL PRICES

The price of West Texas Intermediate oil, the reference crude upon which oil prices in Argentina are based, increased significantly during 1996 resulting in a favorable impact on the price of the Company's crude oil. Since 1991, when deregulation of Argentina's energy industry was implemented, the average per barrel sales price of Entre Lomas crude has ranged from $15 to $17. The increase in 1996 resulted in an average sales price for that year of $20.87. Over the first six months of 1997, the Company's average sales price was $20.29.

Prices peaked in the mid $20's in December 1996 and January of this year, but have since fallen. Due to their unpredictable nature, it is uncertain how oil prices will behave for the balance of the year. Prices are affected by multiple factors which include among others, worldwide production and demand, inventory levels, weather, and political factors in the middle east and other oil producing regions.

OIL PRODUCTION

During 1996 and early 1997, four wells drilled in the Entre Lomas field have been significantly more productive in the early stages of their life cycle than previously drilled wells. Results of these four wells have been largely responsible for increasing average daily oil production from 9,400 barrels during the second quarter of 1996 to 10,500, the current quarter's average. Additional wells to extend the development of this field will be drilled in 1997.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1997, the Company generated net income of $2.8 million and $6.6 million, respectively. This compares with $3.8 million and $6.2 million for the same periods in 1996.

QUARTER COMPARISON

Net income was lower during the current quarter principally due to the reasons described in the following paragraphs.

Although oil production in the quarter increased by 12% to 955,135 barrels gross (455,026 barrels net), as compared with 855,216 barrels gross (407,425 barrels net), for the same quarter in the previous year, oil sales volumes were lower due to greater than normal fluctuations in crude oil inventories. As oil production volumes increased in the Entre Lomas concession during the last year, there have been occurrences when oil stocks have grown as production in excess of contract sales volumes awaited to be disposed of in the spot market. This was the case during the current quarter.

Due to the phenomenon of oil prices reversing directions in 1997, oil prices were lower during the current quarter than in the same quarter in 1996.

Operating expenses are higher during the current quarter due to an increase in the volume of well workovers performed in the Entre Lomas concession.

The above described factors were partially offset by lower exploration expense and a credit, recorded as other income, related to the increase in crude oil inventories which occurred during the quarter. In 1996, the Entre Lomas 6-g well was drilled and abandoned. It's costs were charged to exploration expense in the period incurred.

SIX MONTH COMPARISON

Net income was higher during the current six months principally due to the reasons described in the following paragraphs.

A combination of increases in oil sales volumes and prices resulted in higher operating revenues during the current six months, as compared with the same period in 1996.

As referred to briefly in the quarter comparison, well workover expenditures in the Entre Lomas concession have increased during 1997 and are the primary source for higher operating expense.

The increase in Argentine taxes can be attributed to a combination of higher before tax income during the current six months, and the increase, from 30% to 33% in Argentina's income tax rate, which went into effect September 28, 1996.

The above described factors were partially offset by lower exploration expense, which expense decreased for the same reason described in the quarter comparison.

ENTRE LOMAS

The following table shows sales and price statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                                                   Six Months Ended
                                                                             June 30,             June 30,
                                                                               1997                  1996
                                                                           -----------          -------------

      Total Sales-Gross
      -----------------
      Crude Oil and Condensate (bbls)                                        1,838,626             1,752,825
      Gas (mcf)                                                              7,603,986             8,363,430
      LPG (tons)                                                                 6,688                 7,421

      Total Sales-Net to Company
      --------------------------

      Crude Oil and Condensate (bbls)                                          875,186               834,345
      Gas (mcf)                                                              3,619,497             3,980,993
      LPG (tons)                                                                 3,183                 3,532

      Average Sales Prices (in U.S. Dollars)
      --------------------------------------

      Oil (per bbl)                                                        $     20.29          $      19.45
      Gas (per mcf)                                                        $      1.34          $       1.31
      LPG (per ton)                                                        $    209.48          $     175.45

      Average Production Costs (in U.S. Dollars)
      ------------------------------------------

      Oil (per bbl)                                                        $      8.30          $       8.36
      Gas (per mcf)                                                        $       .25          $        .15
      LPG (per ton)                                                        $    100.84          $      77.75


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



                                       APCO ARGENTINA INC.

                                       ---------------------------------------
                                       (Registrant)





                                       By:            /s/ Thomas Bueno
                                          ---------------------------------
                                          Controller, Duly Authorized Officer
                                          and Chief Accounting Officer



August 8, 1997

                              INDEX TO EXHIBITS

   Exhibit
   Number                          Exhibit
   ------                          -------

     27                     Financial Data Schedule