Form 10-Q
period 1997-09-30
APCO ARGENTINA INC/NEW
filed 1997-11-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________
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

            CLASS                              OUTSTANDING AT OCTOBER 27, 1997
ORDINARY SHARES, $.01 PAR VALUE                       7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I.    FINANCIAL INFORMATION:

           ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -- September 30, 1997
                       and December 31, 1996                                        3

                    Consolidated Statements of Operations -- Three and
                       Nine Months Ended September 30, 1997 and 1996                4

                    Consolidated Statements of Cash Flows -- Nine
                       Months Ended September 30, 1997 and 1996                     5

                    Notes to Consolidated Financial Statements                      6


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                          8


PART II.   OTHER INFORMATION                                                       11


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

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                          SEPTEMBER 30,  DECEMBER 31,
                                                    1997          1996
                                                -------------  ------------
ASSETS (UNAUDITED)

Current Assets:
   Cash and cash equivalents                      $ 18,973      $ 18,953
   Accounts receivable                               8,555         6,375
   Inventory                                         3,305         4,098
   Other current assets                                529           364
                                                  --------      --------
         Total current assets                       31,362        29,790
                                                  --------      --------

Property and Equipment:
   Cost                                             64,068        54,891
   Accumulated depreciation                        (32,928)      (29,129)
                                                  --------      --------
                                                    31,140        25,762

Other assets                                           133           132
                                                  --------      --------
                                                  $ 62,635      $ 55,684
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                               $  2,683      $  2,835
   Accrued liabilities                               5,529         5,687
   Dividends payable                                 1,196         1,196
                                                  --------      --------
         Total current liabilities                   9,408         9,718
                                                  --------      --------

Other Liabilities                                    2,758         2,388
Commitments and Contingencies (Note 2)                  --            --

Stockholders' Equity:
   Ordinary shares, par value $.01 per share;
      15,000,000 shares authorized; 7,360,311
      shares outstanding                                74            74
   Additional paid-in capital                        9,326         9,326
   Retained earnings                                41,069        34,178
                                                  --------      --------
         Total stockholders' equity                 50,469        43,578
                                                  --------      --------
                                                  $ 62,635      $ 55,684
                                                  ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
      (DOLLARS IN THOUSANDS)                                  SEPTEMBER, 30               SEPTEMBER, 30
                                                         ----------------------      ----------------------
                                                           1997          1996          1997          1996
                                                         --------      --------      --------      --------
Revenues:
           Operating revenues                            $ 12,063      $ 11,140      $ 35,376      $ 33,246
           Financial and other revenue                        231           205           719           568
                                                         --------      --------      --------      --------

                                                           12,294        11,345        36,095        33,814
                                                         --------      --------      --------      --------

Costs and Expenses:

           Operating expense                                3,286         3,340        10,940        10,106
           Provincial royalties                             1,303         1,378         3,776         3,723
           Selling and administrative                         463           492         1,385         1,609
           Depreciation, depletion, and amortization        1,394         1,632         3,799         4,209
           Exploration expense                                 95            55           205           708
           Argentine taxes                                  1,957         1,592         5,561         4,376
           Other (income) expense                             (87)         (522)          (50)         (450)
                                                         --------      --------      --------      --------

                                                            8,411         7,967        25,616        24,281
                                                         --------      --------      --------      --------

Net income                                               $  3,883      $  3,378      $ 10,479      $  9,533
                                                         ========      ========      ========      ========

Income per ordinary share                                $    .52      $    .46      $   1.42      $   1.30
                                                         ========      ========      ========      ========

Average ordinary shares and
           equivalents outstanding (000's)                  7,360         7,360         7,360         7,360
                                                         ========      ========      --------      ========

Dividends declared per ordinary share                    $  .1625      $  .1625      $  .4875      $  .4875
                                                         ========      ========      ========      ========


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ----------------------
                                                                   1997          1996
                                                                 --------      --------
(DOLLARS IN THOUSANDS)

Cash flow from operating activities:

   Net income                                                    $ 10,479      $  9,533
   Adjustments to reconcile to cash
      provided by operating activities:
         Depreciation, depletion and amortization                   3,799         4,209
         Well abandonment charges                                      --           496
         Changes in accounts receivable                            (2,180)       (1,900)
         Changes in inventory                                         793          (323)
         Changes in other current assets                             (165)         (250)
         Changes in accounts payable                                 (152)       (1,312)
         Changes in accrued liabilities                              (158)        2,743
         Other, including changes in non-current
              assets and liabilities                                  369           249
                                                                 --------      --------

   Net cash provided by operating activities                       12,785        13,445

Cash flow from investing activities:

   Capital expenditures                                            (9,177)       (9,245)

Cash flow from financing activities:

   Dividends paid                                                  (3,588)       (3,588)
                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents                   20           612

Cash and cash equivalents at beginning of the period               18,953        17,244
                                                                 --------      --------

Cash and cash equivalents at end of the period                   $ 18,973      $ 17,856
                                                                 ========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the year for income taxes                    $  5,693      $  2,457


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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and nine months ended September 30, 1997 and 1996. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 67.1 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $1.3 million.

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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera Perez Companc S.A. ("Petrolera"), the operator of the Entre Lomas concession, for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounts to $9.2 million. Petrolera appealed the DGI's claim in Federal Tax Court

         In April 1997, the court ruled in favor of the DGI. Petrolera has appealed the ruling before Federal Appeals Court. In the opinion of Petrolera's management and its legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture continues to be remote. The Company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

Net income for the year to date is improved over 1996 primarily due to increased oil production which resulted from favorable results of wells drilled in the central region of the Entre Lomas concession during late 1996 and early this year. Results of these wells were largely responsible for increasing the concession's daily oil production from approximately 9,000 barrels, prior to their completion, to greater than 11,000 barrels early in 1997. Year to date oil production in the concession has averaged approximately 10,500 barrels per day.

The Entre Lomas partners have reached agreement with respect to investments which will be carried out in the concession during 1998. Budgeted investments total $44 million with the major components of the program consisting of: drilling in-fill wells in the Charco Bayo/Piedras Blancas ("CB/PB") field, continuation of secondary recovery expansion throughout CB/PB, development drilling in the Entre Lomas oil field, while implementing secondary recovery in the more mature sector of that field, an aggressive program of production well workovers, increasing lift capacity to handle the additional volumes of fluid which will be produced as a result of increased waterflooding, and among other items, a program of 3D seismic covering the balance of the concession not already covered by 3D seismic. This seismic will cover the northwest sector of the concession and the area which includes the CB/PB field.

The Company's share of the cost of this investment program will be paid from its internally generated cash flow.

In the past year, the Company has been looking to increase its presence in Argentina by searching for additional oil and gas investment opportunities outside of Entre Lomas and Acambuco. On September 30, 1997, in exchange for its commitment to pay for $1.75 million in investments during the next year, the Company acquired a 45 percent interest in the 92,000 acre Canadon Ramirez concession, located in southern Argentina, in Chubut province. This region produces hydrocarbons from the Golfo San Jorge basin, the oldest oil producing province in the country.

The Company obtained its interest in Canadon Ramirez from Pan Am Group S.A. ("Pan Am"), owned by the Melhem family in Argentina. Pan Am previously purchased the concession from Chubut province, which had acquired it from YPF. A third partner in the concession is ROCH S.A. which acquired a 10% interest. ROCH was named operator based on its experience as an Argentine oil and gas operator.

During the 1980's, YPF drilled eighteen wells in Canadon Ramirez, with several giving evidence of potential oil production. No production operations have ever been conducted in the area. The joint venture partners believe that by applying new and advanced technology not previously tried by YPF, oil can be found in Canadon Ramirez in commercial quantities. The investment program to be paid for by the Company will include well workovers and recompletions, reprocessing and reinterpretation of existing seismic, and exploration drilling. Objective formations in the area are fairly shallow and occur at depths of less than 6,000 feet. This concession is considered exploratory in nature. Work in the area commenced in early November.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1997, the Company generated net income of $3.9 million and $10.5 million, respectively. This compares with $3.4 million and $9.5 million for the same periods in 1996.

Net income was higher during the current quarter, compared with the same quarter in the prior year, due to greater oil sales resulting from increased oil production. This effect was partially offset by a lower average selling price during the quarter, negative impact of variations in inventory, and higher income taxes related to improved results.

Net income was higher during the current nine month period, compared with the same period in the prior year, principally for the same reasons described in the above quarterly comparison. Other factors affecting variation in net income were: higher operating expenses due to the larger volume of well workovers performed in the current year, lower depreciation, depletion and amortization expense, and lower exploration expense.

A contributing factor to the lower depreciation, depletion and amortization expense is that in July, the Company completed amortizing its $8.3 million share of the compensation paid YPF S.A. by the Entre Lomas joint venture in 1994. YPF was then the national oil company of Argentina. This was made to obtain the right to sell, in the open market, gas previously contracted to be delivered to YPF.

In 1996, the Entre Lomas 6-g well was drilled and abandoned. It's costs were charged to exploration expense in the period incurred. This charge is the cause of lower exploration expense during the current year.

ENTRE LOMAS

The following table shows volume, price and production cost statistics for the Entre Lomas Joint Venture for the periods indicated based on data supplied to the Company by Petrolera. The Company's net interest is 47.6 percent.

                                                      NINE MONTHS ENDED
                                                --------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    1997               1996
                                                -------------      -------------
Total Sales Volumes-Gross

Crude Oil and Condensate (bbls)                     2,805,576          2,450,867
Gas (mcf)                                          12,509,503         14,090,933
LPG (tons)                                             10,308             11,073

Total Sales Volumes-Net to Company

Crude Oil and Condensate (bbls)                     1,335,454          1,166,612
Gas (mcf)                                           5,954,523          6,707,284
LPG (tons)                                              4,907              5,271

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                      $    19.62         $    19.97
Gas (per mcf)                                      $     1.37         $     1.34
LPG (per ton)                                      $   202.66         $   176.47

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                      $     8.04         $     8.25
Gas (per mcf)                                      $      .24         $      .19
LPG (per ton)                                      $    92.33         $    76.97


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

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual General Meeting of Shareholders of the Company was held on September 16, 1997. At the Annual General Meeting, one individual was elected as a director of the Company. Two individuals continued to serve as directors pursuant to their prior election. In addition, the appointment of Arthur Andersen LLP as the independent auditor of the Company for 1997 was ratified.

            A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

            Election of Directors:

            Name                    For           Against      Withheld
            ----                    ---           -------      --------
            John C. Bumgarner       7,042,751     None         6,239


            Ratification of Appointment of Independent Auditor:

            Name                    For           Against      Abstain
            ----                    ---           -------      -------
            Arthur Andersen LLP     7,040,659     6,411        1,920

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



                                                 APCO ARGENTINA INC.
                                                 -------------------
                                                    (Registrant)



                                        By: /s/ Thomas Bueno
                                           ------------------------------
                                           Controller, (Duly Authorized
                                            Officer of the Registrant)
                                           and Chief Accounting Officer



November 12, 1997

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------

 27            Financial Data Schedule