Form 10-K405
period 1997-12-31
APCO ARGENTINA INC/NEW
filed 1998-03-30
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 20, 1998, was $68,547,390. This value was calculated based upon the average bid and asked prices of the registrant's stock of $30 on March 20, 1998, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 20, 1998 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                    PART I

ITEM I.       BUSINESS

(a)           GENERAL DEVELOPMENT OF BUSINESS

Apco Argentina Inc. is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. The principal business of the Company is its 47.6 percent participation in a joint venture engaged in the exploration, production, and development of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company also owns a 1.5 percent participation in a joint venture engaged in oil and gas exploration and development in the Acambuco concession located in the province of Salta in northwest Argentina, and a 45 percent participation in a third joint venture engaged in oil exploration and development in the Canadon Ramirez concession located in the province of Chubut in southern Argentina.

(b)           FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

None.

(c)           NARRATIVE DESCRIPTION OF BUSINESS

ENTRE LOMAS

The Company participates in a joint venture with Petrolera Perez Companc S.A. ("Petrolera") and Perez Companc S.A. ("Perez Companc"). Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company's interest in the joint venture totals 47.6 percent of which 23 percent is a direct participation and
24.6 percent is owned indirectly by virtue of the Company's 33.6 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a
73.15 percent direct interest in the joint venture.

YPF CONTRACTS

In 1967, Yacimientos Petroliferos Fiscales ("YPF"), then the national oil company of Argentina, sought bids for the development of the Entre Lomas area. Perez Companc won the bid and entered into contract 12,507, dated March 13, 1968, which contract permitted the Entre Lomas joint venture to explore for, develop, and produce oil in the area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from direct ownership of the mineral resources involved. Under existing Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

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

DEREGULATION

On November 8, 1989, the Argentine government issued decree 1212/89 describing steps necessary to deregulate hydrocarbon production from existing production and development contracts, including Entre Lomas. The decree directed YPF to negotiate with producers the conversion of contracts to the concession or association system described in the 1967 Hydrocarbon Law 17,319, and gave owners of the converted contracts the right to freely dispose of hydrocarbons produced at world prices.

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

During 1997, seven percent of Entre Lomas oil sold was exported to Petrobras, the Brazilian national oil company. The remainder was sold domestically to Refineria San Lorenzo S.A. and Shell C.A.P.S.A. under four one year contracts expiring on different dates in 1998.

Excellent demand exists for Medanito area crude oil because of its relative quality and favored geographical location. Management is confident that upon expiration, these contracts can be extended or replaced.

The per barrel price for Argentine oil continues to be based on the spot market price of West Texas Intermediate crude less a discount to provide for differences in gravity and quality. This discount has been declining steadily since Argentina's oil industry was deregulated. The average weighted discount in effect for current sales contracts is $1.26 as compared with $1.32 for contracts in effect in 1996, and $1.60 for contracts in effect in 1995. Market conditions have evolved in Argentina to the point that the discount for oil sold in country appears to have found its point of equilibrium. The discount should remain at approximately this level for the foreseeable future.

SALE OF GAS

In March 1994, the Entre Lomas joint venturers entered into a gas sales agreement with Litoral Gas S.A., the gas distribution company for the province of Santa Fe. Under the agreement, the joint venturers provide 28 million cubic feet of gas per day during peak winter months and 25 million cubic feet per day during the remainder of the year. The price paid by the purchaser varies depending on seasonal demand. During 1997, 26 million cubic feet per day were sold under this contract at an average price of $1.30 per thousand cubic feet ("mcf"). The term of the contract is five years.

Total gas sales volume for 1997 averaged 44 million cubic feet per day. The additional 18 million cubic feet per day above the volume committed to Litoral Gas S.A. are spot market sales to Metrogas S.A., and Camuzzi Gas Pampeana S.A. The Entre Lomas partners have been successful selling additional gas production through temporary arrangements. The concession is well situated in the Neuquen basis with two major gas pipelines, in close proximity, that feed the Buenos Aires market. In 1997 the average sales price of gas sold to Metrogas and Camuzzi was $1.41 per mcf.

TRANSPORTATION

Oil produced in the Entre Lomas concession is sold in Puerto Rosales, a major industrial port in southern Buenos Aires Province, and is shipped there through the Oleoductos de Valle S.A. ("Oldelval") pipeline system. From the concession, oil is transported through the joint venture's 8 inch, 6 3/4 mile pipeline. This line has a capacity of 16,000 barrels per day and is directly connected to the Medanito-Allen leg of the system. Medanito-Allen, with a daily capacity of 130,000 barrels, transports oil to Allen terminal. Two Oldelval lines, originating in Allen, with a daily capacity of 175,000 barrels, complete the journey to Puerto Rosales. Currently, the Entre Lomas joint venture's allocation in this pipeline system is 11,600 barrels per day. The system at this time is operating at 100 percent of capacity.

The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.14 per barrel in 1997. Current transportation tariffs were established by government decree in 1992.

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

DISTRIBUTIONS AND DIVIDENDS

During 1997, the Company received direct distributions of $7.5 million and Petrolera dividends of $3.7 million. Future distributions will be dependent on the joint venture's ability to generate future profits and the level and timing of future investments in the area. Pursuant to a joint venture agreement dated January 31, 1986, whenever, during a two- month period, cash available to the joint venture exceeds its requirements and commitments, such excess shall be distributed, as soon as practicable, to the joint venturers.

DESCRIPTION OF THE CONCESSION

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas and El Caracol fields, located to the northwest of the main field complex also produce oil and gas. In 1996 the well Borde Mocho x-1, located southwest of CB/PB, discovered oil in a small structure yet to be developed.

The largest oil producing formation is called Tordillo which in the CB/PB field has generated 85 percent of all oil produced in the concession. The Tordillo also produces associated gas which is consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. Other important formations are the Quintuco, which produces gas in CB/PB and oil in the Entre Lomas and El Caracol fields. Since inception 416 wells have been drilled in the concession, of which at year end, 279 are oil wells, 18 are gas wells, and 96 are water injection wells.

The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB which lack injection. The El Caracol field has been under injection since 1989.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

CB/PB produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986-1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 73 injection wells. CB/PB can best be described as a mature oil field with remaining potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

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

In the CB/PB field, the Quintuco formation is gas productive. Approximately 37 percent of gas sold by the joint venture is produced from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed.

In 1992, the Argentine Department of Energy issued Resolution 105 requiring environmental control. As a result, from 1993 through 1997, investments have been made to change the system of produced water disposal in the Entre Lomas concession. Untill now fresh water was the sole source of injection in both waterflood projects in the concession and produced water was disposed of in evaporation and filtration pits. Commencing 1996, produced water in CB/PB is being reinjected into the producing formation. The joint venture is now undertaking a multi phase program to replace all surface and down hole injection lines to withstand the corrosive effects of reinjecting formation water.

EL CARACOL FIELD

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty one wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Potential for further expansion of the waterflood may also exist.

ENTRE LOMAS FIELDS

The Entre Lomas structure is located in the central part of the concession to the northwest of CB/PB. This anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast/downthrown side.

OIL RESERVOIRS

The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. Quintuco continues to demonstrate development potential toward the northwest. During late 1996 and in early 1997, four wells drilled in this region contained a seam of conglomerate within the Quintuco with improved petrophysical qualities that make these wells more productive than previously drilled wells. Results of these four wells were largely responsible for raising oil production in the concession from approximately 9,000 per day in early 1996, to greater than 11,000 barrels per day by early 1997. Development drilling to determine the extent of Quintuco development to the west and northwest continued in 1997. The last three wells drilled in this field during 1997 were productive, but they did not find the same channel sands with the excellent petrophysical quality encountered in the above described four wells. Additional wells are scheduled for 1998.

The southeast, or older part of this field has shown signs of pressure depletion. The Quintuco formation responded favorably to water flooding in the El Caracol field. Reservoir simulation studies have predicted that the Entre Lomas field will have a similar response to secondary recovery. Investments to implement waterflooding in this field commenced in 1997. First injection is scheduled for early 1998.

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

Deregulation of Argentina's gas industry in 1993 fueled considerable interest in gas development throughout the country. As a result, in mid 1994, the EL 4 was placed on production at an initial rate of 8 million cubic feet per day. The decision was made to drill step out wells and determine the extent of Petrolifera development in this sector of the concession. Seven wells have since been drilled, of which five are productive. Although this field now appears to have been defined, additional expansion possibilities may still exist to the northwest. Late in 1997, the Lomas de Ocampo 4 well , drilled to the northwest of the existing field, tested gas in both the Petrolifera and Quintuco formations. Studies are now being conducted to determine potential in this expansion area.

EXPLORATION

In the Entre Lomas concession there are approximately 149,000 acres not in production. Since inception, 416 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture believes the major producing structures have been identified and are being developed, the concession remains relatively unexplored.

During 1993 and 1994, the partners carried out a seismic program which included reprocessing seismic shot in prior years and shooting approximately 480 kilometers of new 2D seismic. Several structures were identified as potential drilling targets. New prospects target both oil and gas in formations already known to be productive in the concession and never investigated deeper formations. This was followed up with 3D seismic over the area of greatest exploration interest. In 1995, the joint venture completed a $1.6 million 3D seismic program covering 90 square kilometers in the center of the concession. The area included the Entre Lomas structure and the acreage immediately to the northwest and southeast of the Entre Lomas oil and gas fields. Results of this 3D seismic campaign proved helpful in the efficient development of the Entre Lomas gas field and the current northwestern extension of the Entre Lomas oil field. Also, as a result of this program, the joint venture is evaluating the exploration potential of the Los Alamos and Lomas de Ocampo areas. These areas were lightly explored in the early life of the concession and have produced from a few wells small amounts of oil from the Tordillo and Quintuco formations.

During 1998, the joint venture partners plan to cover the remainder of the concession with 353 square kilometers of 3D seismic in order to provide a clearer understanding of the prospective regions of the concession identified with the previous 2D seismic campaign. This seismic will cover the large CB/PB field complex where a principal objective is the identification of oil and gas accumulations in the lower section of the Petrolifera formation.


BORDE MOCHO

In early 1996, the joint venture drilled the Borde Mocho x-1 well. This exploration well was completed in both the Quintuco and Tordillo formations. Its performance to date reveals a potential for development of the surrounding area. After completion of the aforementioned 3D seismic campaign, which will also cover this area, additional wells will be drilled to better define the production potential of this structure.

ACAMBUCO

The Company owns a 1.5 percent participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the border with Bolivia. The Acambuco concession covers an area of 267,000 acres.

DESCRIPTION OF THE CONCESSION

The Company has been a participant in the Acambuco area since 1981. The principal objectives in Acambuco are the Huamampampa and Santa Rosa formations, deep fractured limestones considered to have sizable gas exploration potential. In Acambuco, these formations occur at depths in excess of 14,000 feet. The Ramos and Aguarague concessions, immediately to the south and east of Acambuco, contain major gas fields with significant gas production and reserves from these formations. Acambuco also contains potential for oil development in shallower formations considered secondary targets.

Acambuco is situated in an overthrust belt wherein drilling can be difficult and costly not only because of the depths of the primary objectives, but also from the risk of mechanical problems during drilling.

BACKGROUND

Three wells were drilled unsuccessfully in the early 1980's to depths ranging from 16,000 to 18,000 feet. Although two wells gave indications of oil and gas productive potential, they had to be abandoned for mechanical reasons.

Little activity occurred in Acambuco between 1983 and 1994 due to a lack of market for potential gas. During the early to mid 1990's, the rapid growth of demand for energy in southern Brazil generated significant interest in the construction of pipelines to deliver gas from Bolivian and Northwest Argentine gas producing basins to the markets of Sao Paulo and Rio de Janeiro. Due to deregulation of the gas industry in Argentina in 1991, and as major pipeline alternatives to Brazilian markets began to take shape, interest in the Acambuco area was rekindled.

In 1994, the Acambuco partners consisting of Bridas S.A.P.I.C., Northwest Argentina Corporation, and the Company, entered into a farmout agreement with YPF, whereby YPF received a 45 percent interest in the concession in exchange for drilling, within five years, four exploration wells on four separate geologic structures, the costs of which were to be paid 100 percent by YPF.
The agreement also provided that YPF would finance development drilling which might result from successful exploration. The Company had the option, in each exploration prospect drilled, to either proportionately reduce its 1.5 percent interest by 45 percent; pay its share of the exploration costs; or exercise the non-consent penalty provisions of its 1984 agreement with Bridas while retaining its 1.5 percent interest.

Pursuant to the terms of the farmout agreement, the San Pedrito x-1 well, with a target depth of 15,700 feet commenced drilling in March 1995. Due to mechanical problems, drilling was stopped at a depth 14,500 feet and the well penetrated only the uppermost section of the Huamampampa formation. Although not traversing the formation completely, the well successfully tested 42 million cubic feet per day, and 1,900 barrels per day of condensate. For this initial well, the Company exercised its non-consent option. The total cost of the well reached $45 million due to problems encountered during drilling such as severe formation pressures, sidewall cave-ins and stuck drill pipe.

In May 1996, YPF commenced drilling the second exploration well, the San Antonio x-1, on a separate structure. One year later, the well reached its intended depth of 15,700 feet at a cost of $36 million. The Company again exercised its non-consent option. The well penetrated the Huamampampa formation in a structurally unfavorable position and produced water. However, this well tested oil in a secondary target, the Tupambi formation. Confirmation of oil potential in the Tupambi is now a primary objective in this structure. The Huamampampa formation is still considered prospective.

As a result of the final outcome of the San Pedrito x-1 well, a dispute arose between Bridas and YPF regarding the well's failure to reach its objective depth. Before the dispute was resolved, Bridas and Amoco Argentina S.A. formed a strategic alliance by combining certain of each Company's oil and gas assets in the southern cone of South America. In the combination Pan American Energy Investments Ltd. was formed to hold the combined assets. Bridas' interest in Acambuco is now held by Bridas P.I.C.S.R.L., a wholly owned subsidiary of Pan American.

In January 1998, the aforementioned dispute between Bridas and YPF was settled. As part of the settlement, YPF assigned to O&G Developments Ltd., a wholly owned subsidiary of Bridas P.I.C.S.R.L., 22.5 percent of the 45 percent interest it had acquired in the 1994 farmout agreement, in exchange for cancellation of YPF's remaining obligation to drill the last two wells of its four well drilling commitment. Bridas P.I.C.S.R.L became the operator of the concession.

FUTURE ACTIVITY

During 1998, the joint venture plans to conduct an extended test of the San Petrito x-1 well and drill a development well on the structure. The joint venture also plans to reenter the Macueta x-1002 well, one of the three wells originally drilled in the early 1980's, and drill horizontally to a higher position in the Macueta structure. Recent seismic interpretations have revealed that this well was drilled on the flank of the Macueta structure. Plans are also underway to begin drilling an exploration well on the largest structure in the concession toward the end of 1998, or early 1999.

CANADON RAMIREZ

On September 30, 1997, in exchange for its commitment to pay $1.75 million for exploration and well workovers, the Company acquired a 45 percent interest in the 92,000 acre Canadon Ramirez concession, located in southern Argentina, in Chubut province. This region produces hydrocarbons from the Golfo San Jorge basin, the oldest oil producing province in the country.

The Company obtained its interest in Canadon Ramirez from Pan Am Group S.A. ("Pan Am"), owned by the Melhem family in Argentina. Pan Am previously purchased the concession from Chubut province, which had acquired it from YPF. A third partner in the concession is ROCH S.A. which holds a 10 percent interest and is operator.

During the 1980's YPF drilled eighteen wells in Canadon Ramirez, with several giving evidence of potential oil production. No production operations have ever been conducted in the area. The joint venture partners believe that by applying new and advanced technology not previously tried by YPF, oil can be found in Canadon Ramirez in commercial quantities. The investment program currently underway includes well workovers and recompletions, reprocessing and reinterpretation of existing seismic, and exploration drilling. Objective formations in the area are fairly shallow and occur at depths of less than 6,000 feet. This concession is considered exploratory in nature. To date the joint venture has worked over and stimulated four wells of which three have yielded positive results. The wells are scheduled to start extended production tests during the month of March.

ECONOMIC AND POLITICAL ENVIRONMENT

Since 1989, the government of President Menem has pursued free market policies, including the privatization of state- owned companies, deregulation of the oil and gas industry, which included the successful sale of YPF shares in public markets, tax reform to equalize income tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls.

The cornerstone of the country's economic reforms since 1989 has been its change in monetary policy. In April 1991, the convertibility law was implemented establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility plan requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. Essentially, the policy guarantees an exchange rate of 1:1. The Argentine government has not strayed from this policy since implementation of the plan.

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 1 percent in 1997 and, second, an influx of foreign investment capital into the country. In July 1996, Domingo Cavallo, Economy Minister and author of the convertibility plan, was replaced by Roque Fernandez, formerly president of the Central Bank. The country's economy showed no adverse reactions to this replacement.

The Asian financial crisis which manifested itself in mid 1997 and continues today, has impacted the economies of many emerging market countries. Argentina was not affected significantly. The only result has been a modest slow down in economic growth. Argentina is now a part of "Mercosur" a common market established by customs agreements between Argentina, Brazil, Uruguay, and Paraguay. The "Mercosur" market comprises a population of approximately 200 million with a total gross domestic product of $1.1 trillion.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in Argentina; future unpredictability and volatility of product prices, in particular oil prices, which can be affected by political events in producer nations; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company. It is possible that certain aspects of the Company's businesses that are currently unregulated may be subject to regulation in the future.

ITEM 2.       PROPERTIES

See ITEM 1 (c) for a description of properties.

ITEM 3.       LEGAL PROCEEDINGS

Other than as described in the financial statements, there are no material pending legal proceedings to which the Company is a party.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

At December 31, 1997, there were 1,309 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

The Company currently pays its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.

                                                         Stock Price
                                                  ------------------------
                                                     High             Low     Dividend
                                                  --------         -------    --------
       Quarter of 1996
                                  First             $ 17 3/4        $ 16 1/2   $.16 1/4

                                  Second              28              16 3/4    .16 1/4

                                  Third               23 1/2          21        .16 1/4

                                  Fourth              29 1/2          24        .16 1/4


       Quarter of 1997
                                  First             $ 27            $ 19 3/4   $.16 1/4

                                  Second              28 1/2          23 1/2    .16 1/4

                                  Third               33              25        .16 1/4

                                  Fourth              41              31 1/2    .16 1/4


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

              ITEM 6.                    SELECTED FINANCIAL DATA

                                    1997            1996             1995             1994              1993
                                 -----------     ----------       ----------       ----------        ----------

(Dollars in thousands
 except per share amounts)
Revenues                           $48,009          $46,765          $36,942          $33,267          $31,524


Net Income                          13,023           12,661            8,268            8,168            9,305

Income per
Ordinary Share                        1.77             1.72             1.12             1.11             1.26

Dividends Declared per
Ordinary Share                         .65              .65             .975             1.30             1.30

Total Assets at
December 31                         64,990           55,684           46,498           44,342           46,378

Stockholders' Equity at
December 31                         51,817           43,578           35,702           34,610           36,010

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company and its Entre Lomas partners continue their efforts to maximize cash flow from the Entre Lomas concession. During 1997, the Company received $11.2 million in distributions and dividends compared with $9.8 million and $7.2 million in 1996 and 1995, respectively.

Receipt of future distributions and dividends will depend on the joint venture's ability to generate profits, cash availability exceeding capital requirements, and continued ability to repatriate funds free from government control and restrictions.

OIL PRICES

Throughout 1996 and most of 1997, the Company benefited from favorable world oil prices. From $15 to $16 in 1994 and 1995, the Company's average per barrel sales price increased to $20.87 and $19.52 during 1996 and 1997, respectively. This favorable price environment was a major contributor to the record levels of net income reported by the Company during this year and last.

As with any commodity, the price of oil is subject to economic cycles and demand and supply imbalances. In recent years, strong economic growth throughout the world, both in developed countries and in emerging markets, such as Argentina, has fueled an increase in demand for oil which resulted in the favorable prices enjoyed by the Company during the last two years. However, in the last half of 1997, two developments occurred which have resulted in a dramatic drop in world oil prices. The decision by the Organization of Petroleum Exporting Countries ("OPEC") to increase oil production targets, and the Asian economic crisis, which began in mid 1997, and continues today, have acted to increase oil supplies at a time when growth in demand for oil has slowed.

The result of the above is that Entre Lomas oil is currently selling for $15 per barrel. This will have a significant impact on net income and cash flow during the first quarter of 1998, and for the remainder of the year, should oil prices remain at current levels.

OIL PRODUCTION

As described on page 7, under "Entre Lomas Fields" and "Oil Reservoirs", four wells drilled in the Entre Lomas oil field, during late 1996 and early 1997, were significantly more productive in the early stages of their life cycle than other wells in that field. Results of these four wells were largely responsible for increasing daily oil production in the concession from approximately 9,000 barrels in mid 1996 to more than 11,000 barrels in early 1997. As is characteristic of high volume wells, these wells have experienced proportionately higher production declines during the first year. Daily oil production in the Entre Lomas concession is currently 9,400 barrels.

In the Canadon Ramirez concession, three of the four wells worked over and stimulated as part of the Company's investment commitment had favorable short term test results. The wells were recently equipped for production and long term tests are currently underway.

CAPITAL SPENDING

The investment program approved by the Entre Lomas partners for 1998, including major expense items such as well workovers, totaled $45 million, or $22 million net to the Company. In addition to workovers, the major components of the program include, development drilling, continued expansion of secondary recovery in CB/PB, increases in lift capacity, implementation of secondary recovery in the Entre Lomas oil field, a major 3D seismic program, and continuation of the program to reinject produced water in CB/PB.

In light of the sudden price decline described above, the joint venturer's have reviewed the approved investment budget and have agreed upon spending priorities. Investments related to reinjection of produced water in CB/PB, and 3D seismic will be postponed if necessary.

ACAMBUCO

As described on page 10, under "Future Activity", the Acambuco joint venture, which now includes the involvement of Amoco, is projecting capital spending in the Acambuco concession in excess of $100 million during 1998 and 1999. The Company's share of this program will approximate $2 million.

FOREIGN OPERATIONS

As described on page 11, the Company believes that its Argentine operations present minimal currency risk. Argentina's inflation rate was less than 1 percent in 1997. The governments' convertibility law essentially guarantees an exchange rate of one Argentine peso to one U.S. dollar.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENT OF OPERATIONS ON PAGE 21.

1997 VS 1996

Operating revenues increased by $1.1 million compared with 1996 due to higher oil sales volumes which resulted from drilling successes which occurred in the Entre Lomas oil field in late 1996 and early 1997 described on the previous page under "Oil Production". This effect was partially offset by lower average oil sales prices resulting from the sharp decline in world oil prices which occurred during the latter part of 1997, and lower gas sales volumes.

Depreciation, depletion, and amortization expense decreased by $815 thousand due to completion, in mid 1997, of the amortization of the Company's $8.3 million share of settlement costs associated with obtaining the right, commencing in 1994, to sell in the open market gas produced in the Entre Lomas concession.

Argentine taxes were higher by $473 thousand due to greater income taxes associated with the greater Argentine taxable income generated during the year.

The variation in other expense of $1.5 million results from a combination of two factors. The first is an increase in the general provision for contingent liabilities of approximately $800 thousand, which is reflected on the Company's Consolidated Balance Sheets by the increase in "Other liabilities". The second is inventory fluctuation expense of $400 thousand associated with the reduction, through sales during the year, of crude oil inventories in the Entre Lomas concession.

1996 VS 1995

Operating revenues increased by $10.2 million compared with 1995. The primary cause of this increase was higher oil sales prices which in 1996, on a per barrel basis, averaged $20.87 versus $16.67 during 1995; increased gas sales volume resulting from the success of gas development efforts in the Entre Lomas gas field, and higher contract gas prices in effect during 1996.

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

YEAR 2000 COMPLIANCE

In the next two years, most companies will face a potentially serious information systems problem because many software applications and the operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has initiated the process of identifying the changes required to its computer programs. Software upgrades designed to correct the year 2000 problem are scheduled to be implemented before mid 1999. The Company does not anticipate the cost of these software and hardware changes to have a material adverse impact on its business, financial condition, or results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page
                                                          ------
Report of Independent Public Accountants                    19

Consolidated Balance Sheets
  December 31, 1997 and 1996                                20

Consolidated Statements of Operations
  Three Years Ended December 31, 1997                       21

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1997                       22

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1997                       23

Notes to Consolidated Financial Statements                  24


Schedules--All schedules have been omitted, as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 13, 1998

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)                                                                          December 31,
                                                                                        ---------------------------
                                                                                          1997              1996
                                                                                        --------           --------
ASSETS
------

Current Assets:
    Cash and cash equivalents (Note 4)                                                 $  21,183          $  18,953
    Accounts receivable                                                                    7,028              6,375
    Inventory                                                                              2,477              4,098
    Other current assets                                                                     327                364
                                                                                       ---------          ---------

         Total Current Assets                                                             31,015             29,790
                                                                                       ---------          ---------


Property and Equipment:
    Cost                                                                                  67,075             54,891
    Accumulated depreciation                                                             (33,890)           (29,129)
                                                                                       ---------          ---------
                                                                                          33,185             25,762

Other Assets                                                                                 790                132
                                                                                       ---------          ---------
                                                                                       $  64,990          $  55,684
                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
    Accounts payable                                                                    $  2,727           $  2,835
    Accrued liabilities                                                                    6,048              5,687
    Dividends payable                                                                      1,196              1,196
                                                                                       ---------           --------

         Total Current Liabilities                                                         9,971              9,718
                                                                                       ---------          ---------


Other Liabilities                                                                          3,202              2,388
                                                                                       ---------          ---------

Commitments and Contingencies (Notes 2  and 8 )

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
         15,000,000 shares authorized;
         7,360,311 shares outstanding                                                         74                 74
    Additional paid-in capital                                                             9,326              9,326
    Retained earnings                                                                     42,417             34,178
                                                                                         -------           --------

         Total Stockholders' Equity                                                       51,817             43,578
                                                                                         -------           --------

                                                                                         $64,990            $55,684
                                                                                         =======            =======



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(Amounts in Thousands Except Per Share)                                           For the Years Ended December 31,
                                                                          ---------------------------------------------
                                                                           1997               1996               1995
                                                                          -------           --------           --------
REVENUES:
    Operating revenues                                                    $47,065            $45,954            $35,742
    Other revenues                                                            944                811              1,200
                                                                          -------            -------           --------

                                                                           48,009             46,765             36,942
                                                                          -------            -------           --------

COST AND EXPENSES:
    Operating expense                                                      14,772             14,186             12,355
    Provincial royalties                                                    4,936              5,155              3,759
    Selling and administrative                                              1,891              2,162              2,371
    Depreciation, depletion and amortization                                4,761              5,576              4,625
    Exploration expense                                                       313                684              1,457
    Argentine taxes (Note 8)                                                7,035              6,562              4,046
    Other (income) expense, net                                             1,278               (221)                61
                                                                          -------            -------           --------

                                                                           34,986             34,104             28,674
                                                                          -------            -------           --------


NET INCOME                                                                $13,023            $12,661           $  8,268
                                                                          =======            =======           ========


INCOME PER ORDINARY SHARE                                                 $  1.77            $  1.72           $   1.12
                                                                          =======            =======           ========


AVERAGE ORDINARY SHARES
 OUTSTANDING                                                                7,360              7,360              7,360
                                                                          =======            =======           ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Amounts in Thousands)
                                               Ordinary Shares               Additional
                                            ----------------------            Paid-in            Retained
                                             Shares          Amount           Capital            Earnings
                                            --------        -------          --------            --------
BALANCE, January 1, 1995                       7,360        $    74          $  9,326            $ 25,210

    Net income                                     -              -                 -               8,268

    Dividends declared
       ($0.975 per share)                          -              -                 -              (7,176)
                                            --------        -------          --------            --------


BALANCE, December 31, 1995                     7,360             74             9,326              26,302

    Net income                                     -              -                 -              12,661

    Dividends declared
         ($0.65 per share)                         -              -                 -              (4,785)
                                            --------        -------          --------            --------


BALANCE, December 31, 1996                     7,360             74             9,326              34,178

    Net income                                     -              -                 -              13,023

    Dividends declared
         ($ 0.65 per share)                        -              -                 -              (4,784)
                                            --------        -------          --------            --------

BALANCE, December 31, 1997                     7,360        $    74          $  9,326            $ 42,417
                                            ========        =======          ========            ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Years Ended December 31,
                                                                           ----------------------------------------------
                                                                             1997              1996                 1995
                                                                           --------          ---------            -------

(Amounts in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income                                                               $ 13,023          $  12,661            $ 8,268
                                                                           --------          ---------            -------
  Adjustments to reconcile to cash
    provided by operating activities:
    Depreciation, depletion and amortization                                  4,761              5,576              4,625
    Abandonment of well drilled in prior year                                     -                496                502
    Reclassification of plugging and abandonment
       provision from other liabilities to accumulated depreciation               -                  -                626
    Changes in accounts receivable                                             (653)              (676)               340
    Changes in inventory                                                      1,621             (1,618)              (135)
    Changes in other current assets                                              37               (147)                39
    Changes in accounts payable                                                (108)            (1,087)             1,944
    Changes in accrued liabilities                                              361              2,381                788
    Other, including changes in non-current
    assets and liabilities                                                      156                (63)              (488)
                                                                           --------          ---------            -------


  Net cash provided by operating activities                                  19,198             17,523             16,509

CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                                    (12,184)           (11,029)           (10,062)

CASH FLOW FROM FINANCING ACTIVITIES:

    Dividends paid                                                           (4,784)            (4,785)            (8,372)
                                                                           --------          ---------            -------

NET CHANGES IN CASH AND
  CASH EQUIVALENTS                                                            2,230              1,709             (1,925)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                        18,953             17,244             19,169
                                                                           --------          ---------            -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                             $21,183            $18,953            $17,244
                                                                           ========          =========            =======


Supplemental disclosures of cash flow information:

    Cash paid during the year for income taxes                             $  7,451          $   4,043            $ 2,785


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

              The Williams Companies, Inc. ("Williams") owns 68.96 percent of the outstanding ordinary shares of the Company.

              Oil and gas operations are risky in nature. A successful operation requires that a Company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

              Because the Company's assets are located in Argentina, management, in previous years, was required to deal with threats from inflation, devaluation and currency controls (see Note 9). Since 1991, the economic and political environment in the country has improved dramatically due to free market economic policies implemented by the government of President Carlos Menem. These policies have resulted in significantly reducing inflation and stabilization of the Argentine peso.

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

(2)           ACAMBUCO JOINT VENTURE

              The Company is a participant in the Acambuco joint venture and has a 1.5 percent interest in an oil and gas concession in the Acambuco area, located in northwest Argentina. Bridas P.I.C.S.R.L. ("Bridas") a wholly owned subsidiary of Pan American Energy Investments Ltd., is the operator of the joint venture.

              As part of a settlement of a 1983 dispute between Bridas, Northwest Argentina Corporation, a Williams subsidiary, and the Company, in 1984, Williams agreed to guarantee the payment of principal, interest and other costs related to a $7.9 million loan obtained from a U.S. bank by Bridas S.A. Pursuant to the terms of the third amendment to the loan agreement and the associated Williams loan guarantee, payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $1.0 million.

              Because Williams' guarantee directly benefits the Company and Northwest Argentina Corporation, the Company and Northwest Argentina Corporation have each agreed to pay Williams one-half of any amounts paid by it as a result of a Bridas default.

(3)           ENTRE LOMAS JOINT VENTURE

              The Company owns a 23 percent direct interest in the Entre Lomas joint venture. It also owns a 24.6 percent indirect interest by virtue of its 33.68 percent stock ownership in Petrolera Perez Companc S.A., the operator of the joint venture,

                       APCO ARGENTINA INC. AND SUBSIDIARY
              which owns 73.15 percent of the joint venture. Consequently, the Company's combined direct and indirect interests in the Entre Lomas joint venture total 47.6 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southern Argentina.

              The Company's pro-rata share of the assets, liabilities, revenues and expenses of the Entre Lomas joint venture and Petrolera Perez Companc are reflected in the Company's Consolidated Financial Statements using proportional consolidation.

              The Entre Lomas joint venture uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage, costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed as incurred. The Entre Lomas concession is evaluated periodically and, if conditions warrant, an impairment reserve would be provided.

(4)           CASH EQUIVALENTS

              Cash equivalents are defined by the Company as short-term investments with original maturities of three months or less. Amounts are stated in thousands of dollars.


                                                                                 Principal
                                                                        ---------------------------
                                                                         1997                1996
                                                                        -------             -------
              Short-term investments:

                 Eurodollar term deposits with interest
                    ranging from 5.305 - 5.4375 % in 1997
                    and 4.9375 - 5.25 % in 1996, maturing
                    in January 1998 and January 1997,
                    respectively.                                       $13,456             $13,640

                 Argentine time deposits                                  7,727               5,313
                                                                        -------             -------
                                                                        $21,183             $18,953
                                                                        =======             =======

              The carrying amount reported in the balance sheet for short-term investments is equivalent to fair value.

(5)           MAJOR CUSTOMERS

              Sales to customers with greater than ten percent of total sales consist of the following:

                                         For the Years Ended December 31,
                                     ----------------------------------------
                                      1997             1996             1995
                                     ------           ------           ------
              San Lorenzo S.A.        54.3%            62.1%            35.4%
              EG3 S.A.                    *                *            26.2%
              Litoral S.A.            10.9%            13.1%            16.7%
              Shell C.A.P.S.A.        16.0%                *                *

              * Less than 10 percent


(6)           RELATED PARTY TRANSACTIONS

              The Company paid approximately $166,000, $182,000, and $206,000 in 1997, 1996 and 1995, respectively, to Williams and affiliates for management services, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 1997 and December 31, 1996, of approximately $24,000 and $58,000, were paid in 1998 and 1997 respectively.

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

(8)           ARGENTINE TAXES

              The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars.

                                         1997        1996        1995
                                        ------      ------      ------
              Income taxes              $6,208      $5,830      $3,460
              Other taxes                  827         732         586
                                        ------      ------      ------

                                        $7,035      $6,562      $4,046
                                        ======      ======      ======


              In 1988, the Argentine government amended the obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. The deposits were to be repaid after five years and earned interest at the rate stipulated by the law. It was the opinion of the joint venture and its legal and tax counsels that it was exempted from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

              In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court. In April 1997, the court ruled in favor of the DGI. Petrolera appealed the ruling before Federal Appeals Court. Although the DGI can require that the amount in question be deposited, it has not done so pending the appellate court's ruling. In the opinion of Petrolera's management and its legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The Company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

              In February 1993, the Neuquen Tax Bureau demanded that Petrolera pay the Stamp Tax on Additional Clause No. 3, the third amendment to the original Entre Lomas contract number 12,507. Petrolera appealed this decision before the Tax Court of the province and lost. In March 1994, Petrolera deposited $1.6 million, the sum claimed, and subsequently filed a suit before the Neuquen Superior Court asking for full reimbursement.

              Should Petrolera not prevail in Superior Court, in the opinion of its management and legal counsel, it is entitled to seek reimbursement from YPF pursuant to terms of contract 12,507. Accordingly, the amount deposited has been recorded as a receivable by Petrolera and the Company.

(9)           ARGENTINE CURRENCY FLUCTUATIONS

              Argentina has over the years experienced cycles of acute inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector companies, deregulation and modifications in fiscal and monetary policy.

              In April of 1991, the convertibility law was implemented establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility law requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. Essentially the policy guarantees an exchange rate of 1:1. No exchange gains or losses have been realized by the Company during the three years ended December 31, 1997 as the rate of exchange has remained 1 to 1.

(10)          QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               First        Second       Third         Fourth
                                                               Quarter      Quarter       Quarter       Quarter
                                                             ---------    ---------     ---------     ---------
              (Amounts in Thousands Except
                    Per Share Amounts)
              1997

              Revenues                                         $12,978      $10,823       $12,294       $11,914
              Costs and expenses                                 9,211        7,994         8,411         9,370
              Net income                                         3,767        2,829         3,883         2,544
              Net income per ordinary share                        .51          .39           .52           .35

              1996

              Revenues                                          $9,365      $13,104       $11,345       $12,951
              Costs and expenses                                 7,040        9,274         7,967         9,823
              Net income                                         2,325        3,830         3,378         3,128
              Net income per ordinary share                        .32          .52           .46           .42

SUPPLEMENTAL OIL AND GAS INFORMATION

OIL AND GAS RESERVES (UNAUDITED)

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved oil and gas reserves for all the Company's interests.

           Proved Oil, Condensate and                               (Millions of Barrels)
           Plant Products                                   --------------------------------------
                                                             1997           1996            1995
                                                            ------        --------        --------
           Beginning of year                                 34.7            37.4            39.5
           Revisions of previous estimates                    0.1            (1.7)           (0.7)
           Additions                                          0.2             0.8             0.4
           Production                                        (1.8)           (1.8)           (1.8)
                                                            -----           -----           -----


           End of Year                                       33.2            34.7            37.4
                                                            =====           =====           =====

           Developed oil reserves                            23.7            24.2            25.1
                                                            =====           =====           =====




           Natural Gas
                                                                   (Billions of cubic feet)
                                                            -------------------------------------
                                                            1997             1996           1995
                                                            -----           -----           -----
           Beginning of year                                 46.8            53.5            33.8
           Revisions of previous estimates                   (8.6)            1.7            (1.6)
           Additions                                          6.1               -            27.1
           Production                                        (7.7)           (8.4)           (5.8)
                                                            -----           -----           -----


           End of Year                                       36.6            46.8            53.5
                                                            =====           =====           =====

           Developed gas reserves                            35.8            44.3            47.8
                                                            =====           =====           =====


There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 1997.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests.

                                                                          (Millions of U.S. Dollars)
                                                                     -----------------------------------
                                                                      1997            1996         1995
                                                                     ------           -----       ------
       Future revenues (1 and 2)                                     $  619           $ 911       $  732
       Future expenditures (3)                                          378             409          401
                                                                     ------           -----       ------
                                                                        241             502          331

       Argentine taxes (4)                                               67             155           90
                                                                     ------           -----       ------

       Future net cash flows                                            174             347          241
                                                                     ------           -----       ------

       Effect of discounting 10%                                         90             182          127
                                                                     ------           -----       ------

       Discounted future net cash flows                              $   84           $ 165       $  114
                                                                     ======           =====       ======


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year end average per barrel oil price for 1997 was $17.20, as compared with $24.52 and $17.58 for 1996 and 1995 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

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

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES (UNAUDITED)

The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of discounted future net cash flows attributable to the estimate of the Company's proved oil and gas reserves.

                                                                        (Millions of U.S. Dollars)
                                                                    ----------------------------------
                                                                    1997           1996          1995
                                                                    ------        ------        ------
      Prices and costs:
           Net changes in prices and
             production costs                                       $ (129)       $ 118          $ 12

      Quantities:
           Revenues, net of
             production costs                                          (15)         (15)          (11)
           Additions and revisions
             of previous estimates - net                                 1           (8)           14

      Other:
           Changes in estimated
             future development costs                                    6          (10)           (2)
           Accretion of discount                                        24           16            13
           Net changes in Argentine
             taxes                                                      40          (35)           (8)
           Timing of future
             production and other                                       (8)         (15)            1
                                                                    ------        -----          ----


      Net increase (decrease) in
           discounted future net
             cash flows                                             $  (81)        $ 51           $19
                                                                    ======         ====           ===

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

SALES AND PRICE STATISTICS (UNAUDITED)

The following table shows total sales of crude oil and condensate and natural gas and average sales prices and production costs for the last three years.

                                                                  1997               1996             1995
                                                              ------------       ------------     ------------
Total Sales-Net to Company
--------------------------
Crude Oil and Condensate (bbls)                                  1,811,956          1,584,291        1,638,379
Gas (mcf)                                                        7,733,392          8,433,543        5,827,375
LPG (tons)                                                           6,607              6,829            7,504

Average Sales Prices (in U.S. Dollars)
--------------------------------------

Oil (per bbl)                                               $        19.52     $        20.87   $        16.67
Gas (per mcf)                                                         1.34               1.33             1.23
LPG (per ton)                                                       198.72             182.60           166.33

Average Production Costs (in U.S. Dollars)
------------------------------------------

Oil (per bbl)                                               $         8.27     $         8.15   $         7.13
Gas (per mcf)                                                          .21                .22              .19
LPG (per ton)                                                        89.70              82.59            65.47


Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial royalty, which is paid separately and is accounted for as an expense by the Company. In calculating royalty payments, the Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including the costs of remedial well workovers and depreciation of property and equipment.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

COSTS INCURRED IN ACQUISITIONS, EXPLORATION, AND DEVELOPMENT

The following table details total investments for acquisitions, exploration, and development made by the Company during the current and two previous years.

                                                              (Millions of U.S. Dollars)
                                                        ---------------------------------------
                                                         1997            1996              1995
                                                        -----            -----            -----
                                                         Net              Net              Net
                                                        -----            -----            -----
              Property Acquisitions                     $   1            $   -            $   -
              Exploration                                   -                1                1
              Development                                  11               10               10
              Workovers                                     3                3                2
                                                        -----            -----            -----


                Total                                   $  15            $  14            $  13
                                                        =====            =====            =====

WELL COUNT AND ACREAGE (UNAUDITED)

The total net well count from all acreage in which the Company has an interest for the years ended December 31, 1997 and 1996, are as follows:

                                                                       1997                1996
                                                                      -----               -----
              Oil                                                       135                 132
              Gas                                                         9                  10
              Abandoned and Inactive                                     11                  10
              Injection                                                  45                  41
                                                                      -----               -----

                Total                                                   200                 193
                                                                      -----               -----

The Company currently holds interest in three concessions with a total surface area of 542,000 acres, 132,600 net to the Company. Of this net surface area, 16,741 net acres represent productive acreage.

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                                                   (Thousands of U.S. Dollars)
                                                                  ---------------------------
                                                                    1997                1996
                                                                  ---------           ---------
              Unproved                                            $     875         $         -
              Proved oil and gas properties                          65,766              54,530
              Accumulated depreciation,
                depletion and amortization                          (27,961)            (22,763)
                                                                  ---------         -----------

              Net capitalized costs                               $  38,680         $    31,767
                                                                  =========         ===========

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

              None.

                                 P A R T   III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)           IDENTIFICATION OF DIRECTORS

                                                                                                Director's
                                                                                                 Term of
                                                                                  Director       Office
                   Name              Age                 Position                  Since         Expires
              -----------------      ---   -----------------------------------   --------      ----------
              J. C. Bumgarner        55    Chairman of the Board and                1994           2000
                                             Chief Executive Officer

              J. H.  Williams        79    Director                                 1992           1999

              K. E. Bailey           55    Director                                 1987           1998

(b)           IDENTIFICATION OF EXECUTIVE OFFICERS

                    Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

                                                                                                  Officer
                    Name                   Age                   Position                          Since
              ------------------           ---     -----------------------------------           --------
              John C. Bumgarner            55      Chairman of the Board and                        1996
                                                     Chief Executive Officer

              J. D. McCarthy               55      Vice President and                               1991
                                                     Chief Financial Officer

              Thomas Bueno                 46      Controller and Chief                             1991
                                                     Accounting Officer

                    Mr. Bueno also serves as Managing Director over the Company's operations in Argentina

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

              Mr. Williams is engaged in personal investments. He was Chairman of the Board and Chief Executive Officer of Williams prior to retiring in 1978. Mr. Williams is also a director of General Cable Corporation and Unit Corporation.

              Mr. Bailey is Chairman of the Board, Chief Executive Officer and President of Williams. He has held various other officer level positions with Williams and its subsidiaries since 1975.

              J. D. McCarthy is Senior Vice President of Finance of Williams. He was previously Vice President and Treasurer of Williams from 1987 through 1991.

              Thomas Bueno has been employed by Williams since 1984, and previously served as Manager of Finance and Accounting of the Company from 1985 through 1991.

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

(e)           TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

              None.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31,
1997


                                                                                     Amount and
                                                                                     Nature of         Percent
                                              Name and Address of                    Beneficial           of
               Title of Class                  Beneficial Owner                      Ownership          Class
              ------------------      ----------------------------------             ---------        ---------
              Ordinary Shares         The Williams Companies, Inc.                       5,075,398       68.96
              $.01 Par Value          One Williams Center
                                      Tulsa, Oklahoma  74172

              Ordinary Shares         Lehman Brothers Holdings Inc.                        390,311         5.3
              $.01 Par Value          3 World Financial Center, 24th Floor
                                      New York, NY 10285

              Ordinary Shares         I. Wistar Morris, III                                374,069         5.08
              $.01 Par Value          200 Four Falls Corporate Center
                                      Suite 208
                                      West Conshohocken, PA 19428

(b)           SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 1997

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

                                   PART IV


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


                                      APCO ARGENTINA INC.
                                         (Registrant)


Dated:  March 27, 1998                By: /s/ Thomas Bueno
                                          -----------------------------------
                                                     Thomas Bueno
                                                   Attorney-in-Fact



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *John C. Bumgarner                                                        March 27, 1998
---------------------------------------------------
John C. Bumgarner, Chairman of the Board
    and Chief Executive Officer


/s/ *Jack D. McCarthy                                                         March 27, 1998
---------------------------------------------------
Jack D. McCarthy, Vice President and
    Chief Financial Officer


/s/ *Thomas Bueno                                                             March 27, 1998
---------------------------------------------------
Thomas Bueno, Controller and Chief
    Accounting Officer


/s/ *John H. Williams                                                         March 27, 1998
-----------------------------------------------------
John H. Williams, Director


/s/ *Keith E. Bailey                                                          March 27, 1998
-------------------------------------------------------
Keith E. Bailey, Director


*By: /s/ Thomas Bueno                                                         March 27, 1998
     ---------------------------------------------
     Thomas Bueno, Attorney-in-Fact

                                EXHIBIT INDEX

              Exhibit
               Number                           Description
              -------                           -----------
              (24)         Power of attorney

              (27)         Financial data schedule

