Form 10-Q
period 1998-03-31
APCO ARGENTINA INC/NEW
filed 1998-05-07
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934.

                        FOR THE TRANSITION PERIOD FROM    TO
                                                       ---   ---

                          COMMISSION FILE NUMBER 0-8933

                               APCO ARGENTINA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        CAYMAN ISLANDS                                            -
(STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                                NUMBER)

      POST OFFICE BOX 2400
        TULSA, OKLAHOMA                                              74102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER:                                  (918) 588-2164


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


          CLASS                                    OUTSTANDING AT APRIL 30, 1998
ORDINARY SHARES, $.01 PAR VALUE                         7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX



                                                                                                           Page No.
                                                                                                           --------


PART I.          FINANCIAL INFORMATION:

                 ITEM 1.      FINANCIAL STATEMENTS

                              Consolidated Balance Sheets -- March 31, 1998 and
                                 December 31, 1997
                                                                                                               3

                              Consolidated Statements of Operations -- Three
                                 Months Ended March 31, 1998 and 1997
                                                                                                               4

                              Consolidated Statements of Cash Flows -- Three
                                 Months Ended March 31, 1998 and 1997
                                                                                                               5

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                                                 March 31,        December 31,
                                                                                         1998               1997
                                                                                      -----------       ------------
ASSETS                                                                                (UNAUDITED)
------
Current Assets:
   Cash and cash equivalents                                                              $20,001            $21,183
   Accounts receivable                                                                      5,210              7,028
   Inventory                                                                                1,154              2,477
   Other current assets                                                                       594                327
                                                                                        ---------          ---------

         Total current assets                                                              26,959             31,015
                                                                                          -------            -------

Property and Equipment:
   Cost  70,161                                                                            67,075
   Accumulated depreciation                                                               (34,912)           (33,890)
                                                                                          -------            -------

                                                                                           35,249             33,185

Other assets                                                                                  302                790
                                                                                        ---------          ---------

                                                                                          $62,510            $64,990
                                                                                          =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                       $ 2,236            $ 2,727
   Accrued liabilities                                                                      3,606              6,048
   Dividends payable                                                                        1,196              1,196
                                                                                         --------           --------

         Total current liabilities                                                          7,038              9,971
                                                                                         --------           --------

Other Liabilities                                                                           3,041              3,202
                                                                                         --------           --------

Commitments and Contingencies (Note 2 and 3)

Stockholders' Equity:
   Ordinary shares, par value $.01 per share;
      15,000,000 shares authorized; 7,360,311
      shares outstanding                                                                       74                 74
   Additional paid-in capital                                                               9,326              9,326
   Retained earnings                                                                       43,031             42,417
                                                                                         --------           --------

         Total stockholders' equity                                                        52,431             51,817
                                                                                         --------           --------

                                                                                          $62,510            $64,990
                                                                                          =======            =======

The accompanying notes are an integral part of these consolidated balance sheets

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




(Dollars in Thousands Except per Share Amounts)                                                 Three Months Ended
                                                                                                     March 31,
                                                                                           ---------------------------
                                                                                            1998                  1997
Revenues:

   Operating revenue                                                                    $   8,384              $ 12,747
   Financial and other revenue                                                                237                   231
                                                                                        ---------              --------

                                                                                            8,621                12,978
                                                                                        ---------              --------
Costs and Expenses:

   Operating expense                                                                        3,263                 3,671
   Provincial royalties                                                                       890                 1,214
   Selling and administrative                                                                 481                   490
   Depreciation, depletion and amortization                                                 1,022                 1,190
   Exploration expense                                                                         78                    60
   Argentine taxes                                                                            868                 2,064
   Other expense                                                                              209                   522
                                                                                        ---------              --------

                                                                                            6,811                 9,211
                                                                                        ---------              --------

Net income                                                                              $   1,810              $  3,767
                                                                                        =========              ========


Income per ordinary share                                                               $     .25              $    .51
                                                                                        =========              ========

Average ordinary shares and
   equivalents outstanding (000's)                                                          7,360                 7,360
                                                                                        =========              ========


Dividends declared per ordinary share                                                   $   .1625              $  .1625
                                                                                        =========              ========


  The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



(Dollars in Thousands)                                                                                  Three Months Ended
                                                                                                             March 31,
                                                                                                  ---------------------------
                                                                                                     1998              1997
                                                                                                  --------           --------
Cash flow from operating activities:

   Net income                                                                                    $   1,810          $    3,767
   Adjustments to reconcile to cash
      provided by operating activities:
         Depreciation, depletion and amortization                                                    1,022               1,190
         Changes in accounts receivable                                                              1,818                 218
         Changes in inventory                                                                        1,323                 875
         Changes in other current assets                                                              (267)               (154)
         Changes in accounts payable                                                                  (491)                835
         Changes in accrued liabilities                                                             (2,442)                868
         Other, including changes in non-current
           assets and liabilities                                                                      327                  12
                                                                                                 ---------          ----------

   Net cash provided by operating activities                                                         3,100               7,611
                                                                                                 ---------          ----------
Cash flow from investing activities:

   Capital expenditures                                                                             (3,086)             (2,899)

Cash flow from financing activities:

   Dividends paid                                                                                   (1,196)             (1,196)
                                                                                                 ---------          ----------

Net (decrease) increase in cash and cash equivalents                                                (1,182)              3,516

Cash and cash equivalents at beginning of the period                                                21,183              18,953
                                                                                                 ---------          ----------

Cash and cash equivalents at end of the period                                                   $  20,001          $   22,469
                                                                                                 =========          ==========

Supplemental disclosures of cash flow information:

   Cash paid during the period for income taxes                                                  $   1,549          $    1,064


  The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                   (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 1998 and 1997. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      LOAN GUARANTEE

         The Williams Companies, Inc. ("Williams") owns 68.96 percent of the Company's common stock and is the parent of Northwest Argentina Corporation, which, along with the Company, is a participant in the Acambuco joint venture in Argentina. As discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K, Williams has guaranteed a $7.9 million bank loan to Bridas S.A., an affiliate of Bridas, S.A.P.I.C. ("Bridas"), another participant in the joint venture. Payments on the loan began May 15, 1992. To date all principal and interest payments have been made on schedule and the current loan balance is $700 thousand.

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

(3)      INCOME TAXES

         As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 1997 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty three percent which tax is included in the Consolidated Statements of Operations as Argentine taxes.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                   (UNAUDITED)


         As described in Note 8 to Consolidated Financial Statements included in the Company's 1997 Form 10-K, in 1988, the Argentine government amended the obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. The deposits were to be repaid after five years and earned interest at the rate stipulated by the law. It was the opinion of the joint venture and its legal and tax counsels that it was exempted from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court. In April 1997, the court ruled in favor of the DGI. Petrolera appealed the tax court's ruling before Federal Appeals Court. Although the DGI can require that the amount in question be deposited, it has not done so pending the appellate court's ruling. In the opinion of Petrolera's management and its legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The Company has no reason to believe otherwise, and accordingly, has not recorded any liability for this contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

During the current quarter the Company's net income and cash flow from operations have declined significantly due to decreases in the price of oil and the volume of oil production.

OIL PRICES

Throughout 1996 and most of 1997, the Company benefited from favorable world oil prices. From $15 to $16 in 1994 and 1995, respectively, the Company's average per barrel sales price increased to $20.87 and $19.52 during 1996 and 1997, respectively. This favorable price environment was a major contributor to the record levels of net income reported by the Company during 1996 and 1997.

As with any commodity, the price of oil is subject to economic cycles and demand and supply imbalances. In recent years, strong economic growth throughout the world, both in developed countries and in emerging markets, such as Argentina, has fueled an increase in demand for oil which resulted in the favorable prices enjoyed by the Company during the last two years. However, in the last half of 1997, two developments occurred which resulted in a dramatic drop in world oil prices. The decision by the Organization of Petroleum Exporting Countries ("OPEC") to increase oil production targets, and the Asian economic crisis, which began in mid 1997, and continues today, have acted to increase oil supplies at a time when growth in demand for oil has slowed.

The result of the above is that the Company's crude oil sold for an average price of $14.87 per barrel during the three months ended March 31, 1998 compared with $21.49 for the comparable period in 1997. This price drop has had a significant negative impact on revenues, net income and cash flow during the period, and should oil prices remain at current levels, will have a continued similar negative effect for the remainder of the year.

OIL PRODUCTION

As described in the Company's first quarter 1997 10-Q, four wells drilled in the Entre Lomas oil field, during late 1996 and early 1997, were significantly more productive in the early stages of their life cycle than other wells in that field. Results from these four wells were largely responsible for increasing daily oil production in the concession from approximately 9,000 barrels in mid 1996 to more than 11,000 barrels in early 1997. As is characteristic of high volume wells, these wells have experienced proportionately higher production declines during the first year. Daily oil production in the Entre Lomas concession is currently 9,500 barrels.

The Company's net crude oil production in the period ended March 31, 1998, was 398,748 barrels, compared with 460,650 barrels for the comparable period in 1997.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company generated net income of $1.8 million, as compared with $3.7 million for the same period in 1997.

The decrease in net income is due primarily to lower oil sales attributable to the factors described previously under "Financial Condition". The reduced sales level was partially offset by lower operating expense caused by the lesser number of well workovers performed during the current quarter, and lower royalties and Argentine taxes attributable directly to the decline in sales.

ENTRE LOMAS

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices, and production costs for the periods indicated.


                                                                                    Three Months Ended
                                                                         ----------------------------------------
                                                                             March 31,              March 31,
                                                                                1998                   1997
                                                                         -----------------       ----------------

      Total Sales Volumes-Net to Company

      Crude Oil and Condensate (bbls)                                              402,455               489,311
      Gas (mcf)                                                                  1,760,457             1,454,081
      LPG (tons)                                                                     1,325                 1,516

      Average Sales Prices (in U.S. Dollars)

      Oil (per bbl)                                                            $     14.87         $       21.49
      Gas (per mcf)                                                            $      1.24         $        1.29
      LPG (per ton)                                                            $    162.53         $      227.39

      Average Production Costs (in U.S. Dollars)

      Oil (per bbl)                                                            $      7.67         $        7.94
      Gas (per mcf)                                                            $       .31         $         .29
      LPG (per ton)                                                            $     77.13         $      101.13



Volumes presented in the above table represent those sold to customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the Company. In calculating provincial royalties to be paid, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment.

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



                                                 APCO ARGENTINA INC.
                                        -------------------------------------
                                                   (Registrant)



                                   By:     /s/ Thomas Bueno
                                      ---------------------------------------
                                       Controller, (Duly Authorized Officer
                                              of the Registrant) and
                                             Chief Accounting Officer



May 7, 1998

                                    EXHIBIT
                                     INDEX

EXHIBIT
 NUMBER                  DESCRIPTION
--------                 ------------

  27                     Financial Data Schedule