Form 10-Q
period 1998-06-30
APCO ARGENTINA INC/NEW
filed 1998-08-05
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934.

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

              CLASS                                OUTSTANDING AT JULY 31, 1998
 ORDINARY SHARES, $.01 PAR VALUE                        7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX


                                                                                 Page No.
                                                                                 --------
PART I.    FINANCIAL INFORMATION:
           ITEM 1.      FINANCIAL STATEMENTS

                        Consolidated Balance Sheets -- June 30, 1998 and
                           December 31, 1997
                                                                                    3

                        Consolidated Statements of Operations -- Three and
                           Six Months Ended June 30, 1998 and 1997
                                                                                    4

                        Consolidated Statements of Cash Flows -- Six Months
                           Ended June 30, 1998 and 1997
                                                                                    5



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


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                              June 30,     December 31,
                                                      1998           1997
                                                    --------     ------------
ASSETS                                            (UNAUDITED)
------
Current Assets:
     Cash and cash equivalents                      $ 16,374     $     21,183
     Accounts receivable                               5,900            7,028
     Inventory                                         1,966            2,477
     Other current assets                                416              327
                                                    --------     ------------

           Total current assets                       24,656           31,015

Property and Equipment:
     Cost                                             73,353           67,075
     Accumulated depreciation                        (35,830)         (33,890)
                                                    --------     ------------

                                                      37,523           33,185

Other assets                                             164              790
                                                    --------     ------------

                                                    $ 62,343     $     64,990
                                                    ========     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               $  3,171      $     2,727
     Accrued liabilities                               2,469            6,048
     Dividends payable                                 1,196            1,196
                                                    --------      -----------

           Total current liabilities                   6,836            9,971
                                                    --------      -----------

Other Liabilities                                      3,041            3,202
Commitments and Contingencies (Note 2)                    --               --

Stockholders' Equity:
     Ordinary shares, par value $.01 per share;
        15,000,000 authorized; 7,360,311
        outstanding in 1998 and 1997                      74               74
     Additional paid-in capital                        9,326            9,326
     Retained earnings                                43,066           42,417
                                                    --------      -----------

           Total stockholders' equity                 52,466           51,817
                                                    --------      -----------

                                                    $ 62,343      $    64,990
                                                    ========      ===========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                           Three Months Ended          Six Months Ended
       (DOLLARS IN THOUSANDS)                                   June 30,                    June 30,
                                                         -----------------------     ---------------------
                                                           1998            1997        1998         1997
                                                         --------      ---------     --------     --------

Revenues:
           Operating revenues                            $  7,991      $ 10,566      $ 16,375     $ 23,313
           Financial and other revenue                        209           257           446          488
                                                         --------      --------      --------     --------

                                                            8,200        10,823        16,821       23,801
                                                         --------      --------      --------     --------

Costs and Expenses:

           Operating expense                                3,922         3,983         7,185        7,654
           Provincial royalties                               960         1,259         1,850        2,473
           Selling and administrative                         652           432         1,133          922
           Depreciation, depletion, and amortization          918         1,215         1,940        2,405
           Exploration expense                                 62            50           140          110
           Argentine taxes                                    618         1,540         1,486        3,604
           Other (income) expense                            (163)         (485)           46           37
                                                         --------      --------      --------     --------

                                                            6,969         7,994        13,780       17,205
                                                         --------      --------      --------     --------

Net income                                               $  1,231      $  2,829      $  3,041     $  6,596
                                                         ========      ========      ========     ========


Income per ordinary share                                $    .16      $    .39      $    .41     $    .90
                                                         ========      ========      ========     ========

Average ordinary shares and
           equivalents outstanding (000's)                  7,360         7,360         7,360        7,360
                                                         ========      ========      ========     ========


Dividends declared per ordinary share                    $  .1625      $  .1625      $   .325     $   .325
                                                         ========      ========      ========     ========





 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
(DOLLARS IN THOUSANDS)

Cash flow from operating activities:

   Net income                                            $  3,041      $  6,596
   Adjustments to reconcile to cash
      provided by operating activities:
         Depreciation, depletion and amortization           1,940         2,405
         Changes in accounts receivable                     1,128            75
         Changes in inventory                                 511           672
         Changes in other current assets                      (89)          107
         Changes in accounts payable                          444         1,340
         Changes in accrued liabilities                    (3,579)       (1,217)
         Other, including changes in non-current
           assets and liabilities                             465            26
                                                         --------      --------

   Net cash provided by operating activities                3,861        10,004

Cash flow from investing activities:

   Capital expenditures                                    (6,278)       (6,078)

Cash flow from financing activities:

   Dividends paid                                          (2,392)       (2,393)
                                                         --------      --------

Net (decrease) increase in cash and cash equivalents       (4,809)        1,533

Cash and cash equivalents at beginning of the period       21,183        18,953
                                                         --------      --------

Cash and cash equivalents at end of the period           $ 16,374      $ 20,486
                                                         ========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the year for income taxes            $  2,587      $  4,016


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), presented herein, do not include all footnote disclosures which normally accompany annual financial statements and, therefore, should be read in conjunction with the financial statements and notes presented in the Company's 1997 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and six months ended June 30, 1998 and 1997 The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      INCOME TAXES

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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court. In April 1997, the court ruled in favor of the DGI. Petrolera appealed the tax court's ruling before Federal Appeals Court. Although the DGI can require that the amount in question be deposited, it has not done so pending the appellate court's ruling. In the opinion of Petrolera's management and its legal and tax counsels, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The Company has no reason to believe otherwise, and accordingly, has not recorded any liability for this contingency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

During the three and six months ended June 30, 1998, the Company's net income and cash flow from operations have declined significantly due to decreases in the price of oil.

OIL PRICES

As we have observed during late 1997 and throughout the first half of 1998, oil prices can fluctuate significantly throughout the course of a year. Since mid-1997, prices have fallen to levels not seen since the mid-1980's. Currently, the Company is selling its Argentine oil production for between $13 to $14 per barrel, compared with an average price for the previous year of $20.29 per barrel. This price decline is having a significant negative impact on the Company's net income and cash flow for 1998, and, should oil prices remain at current levels, will have a continued similar negative effect for the remainder of the year.

CAPITAL SPENDING

The Company is strategically committed to the long-term development of its properties. In spite of the price decline, to date, capital spending has not been curtailed significantly. In Entre Lomas, the joint venturers continue their plans to fully develop the existing fields and explore undrilled areas. However, current levels of investment are subject to averting additional oil price declines. The partners have reviewed the approved investment budget and agreed upon spending priorities. Although pursuit of exploration potential is an important strategic objective in Entre Lomas, a major 3D seismic program scheduled for early to mid-1998 has been postponed by a few months to enable completion of 1998's scheduled development drilling program.

In the next two years, activity in the Acambuco concession is expected to increase dramatically. The Bolivia to Brazil gas pipeline, scheduled to go into production in 1999, and other infrastructure development in this region will generate demand for natural gas in northern Argentina and southern Bolivia. The Acambuco joint venture, which now includes the involvement of Amoco, is projecting capital spending in excess of $100 million during the remainder of 1998 and 1999. The Company's share of this program will approximate $2 million.

In Canadon Ramirez, the workover and seismic reprocessing portions of the Company's investment commitment have been completed. An exploration well is expected to be drilled during the third quarter of the year.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1998, the Company generated net income of $1.2 million and $3 million, respectively. This compares with $2.8 million and $6.6 million for the same periods in 1997.

Decreases in net income observed for both the three and six month periods are due to reduced sales caused by the significant drop in oil prices described previously under "Financial Condition". The sales decline was offset by related favorable variances in provincial royalties and Argentine production and income taxes.

The following table shows sales of crude oil, condensate, natural gas and gas liquids, net to the Company's interests, and average sales prices, and production costs for the periods indicated.

                                                         Six Months Ended
                                                 -------------------------------
                                                    June 30,         June 30,
                                                     1998              1997
                                                 -------------     -------------
Total Sales-Net to Company

Crude Oil and Condensate (bbls)                        792,405           875,186
Gas (mcf)                                            3,738,910         3,619,497
LPG (tons)                                               2,765             3,183

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                     $      13.92      $      20.29
Gas (per mcf)                                     $       1.30      $       1.34
LPG (per ton)                                     $     171.23      $     209.48

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                     $       8.77      $       8.30
Gas (per mcf)                                     $        .29      $        .25
LPG (per ton)                                     $      95.95      $     100.84


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

                           PART II. OTHER INFORMATION


xITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


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



                                                    APCO ARGENTINA INC.
                                           -------------------------------------
                                                      (Registrant)






                                       By:           /s/ Thomas Bueno
                                           -------------------------------------
                                            Controller, Duly Authorized Officer
                                               and Chief Accounting Officer



August 5, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                               Exhibit
------                               -------
  27                          Financial Data Schedule