Form 10-Q
period 1998-09-30
APCO ARGENTINA INC/NEW
filed 1998-11-13
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM_________TO_________

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

          CLASS                             OUTSTANDING AT OCTOBER 27, 1998
  ORDINARY SHARES, $.01 PAR VALUE                   7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                     INDEX


                                                                       Page No.
                                                                       --------
PART I.     FINANCIAL INFORMATION:

            ITEM 1. FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -- September 30, 1998
                      and December 31, 1997                                3

                    Consolidated Statements of Operations -- Three and
                      Nine Months Ended September 30, 1998 and 1997        4

                    Consolidated Statements of Cash Flows -- Nine
                      Months Ended September 30, 1998 and 1997             5


                    Notes to Consolidated Financial Statements             6



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                  7





PART II.    OTHER INFORMATION                                             10



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

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


(DOLLARS IN THOUSANDS)                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                                                  1998                      1997
                                                                                                 --------                  --------
ASSETS                                                                                         (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                                                    $ 14,620                  $ 21,183
    Accounts receivable                                                                             7,823                     7,028
    Inventory                                                                                       1,006                     2,477
    Other current assets                                                                              415                       327
                                                                                                 --------                  --------
            Total current assets                                                                   23,864                    31,015
                                                                                                 --------                  --------

Property and Equipment:
    Cost                                                                                           76,690                    67,075
    Accumulated depreciation                                                                      (36,969)                  (33,890)
                                                                                                 --------                  --------
                                                                                                   39,721                    33,185

Other assets                                                                                          183                       790
                                                                                                 --------                  --------
                                                                                                 $ 63,768                  $ 64,990
                                                                                                 ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                             $  3,253                  $  2,727
    Accrued liabilities                                                                             3,370                     6,048
    Dividends payable                                                                               1,196                     1,196
                                                                                                 --------                  --------

            Total current liabilities                                                               7,819                     9,971
                                                                                                 --------                  --------

Other Liabilities                                                                                   3,157                     3,202
Commitments and Contingencies (Note 2)                                                                 --                        --

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
        15,000,000 shares authorized; 7,360,311
        shares outstanding                                                                             74                        74
    Additional paid-in capital                                                                      9,326                     9,326
    Retained earnings                                                                              43,392                    42,417
                                                                                                 --------                  --------

            Total stockholders' equity                                                             52,792                    51,817
                                                                                                 --------                  --------

                                                                                                 $ 63,768                  $ 64,990
                                                                                                 ========                  ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                                       SEPTEMBER, 30                  SEPTEMBER, 30
                                                                      --------------------------     --------------------------
                                                                         1998            1997           1998            1997
                                                                      ----------      ----------     ----------      ----------
Revenues:
               Operating revenues                                     $    9,641      $   12,063     $   26,026      $   35,376
               Financial and other revenue                                   183             231            629             719
                                                                      ----------      ----------     ----------      ----------

                                                                           9,824          12,294         26,655          36,095
                                                                      ----------      ----------     ----------      ----------

Costs and Expenses:

               Operating expense                                           4,347           3,286         11,532          10,940
               Provincial royalties                                          916           1,303          2,766           3,776
               Selling and administrative                                    444             463          1,577           1,385
               Depreciation, depletion, and amortization                   1,139           1,394          3,079           3,799
               Exploration expense                                            24              95            164             205
               Argentine taxes                                             1,146           1,957          2,632           5,561
               Other (income) expense                                        296             (87)           342             (50)
                                                                      ----------      ----------     ----------      ----------

                                                                           8,312           8,411         22,092          25,616
                                                                      ----------      ----------     ----------      ----------

Net income                                                            $    1,512      $    3,883     $    4,563      $   10,479
                                                                      ==========      ==========     ==========      ==========


Basic earnings per ordinary share                                     $      .21      $      .52     $      .62      $     1.42
                                                                      ==========      ==========     ==========      ==========

Average ordinary shares and
               equivalents outstanding (000's)                             7,360           7,360          7,360           7,360
                                                                      ==========      ==========     ----------      ==========


Dividends declared per ordinary share                                 $    .1625      $    .1625     $    .4875      $    .4875
                                                                      ==========      ==========     ==========      ==========




 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                  ---------------------------------
                                                                                                    1998                     1997
                                                                                                  --------                 --------
                                                                                                        (DOLLARS IN THOUSANDS)
Cash flow from operating activities:

    Net income                                                                                    $  4,563                 $ 10,479
    Adjustments to reconcile to cash
        provided by operating activities:
            Depreciation, depletion and amortization                                                 3,079                    3,799
            Changes in accounts receivable                                                            (795)                  (2,180)
            Changes in inventory                                                                     1,471                      793
            Changes in other current assets                                                            (88)                    (165)
            Changes in accounts payable                                                                526                     (152)
            Changes in accrued liabilities                                                          (2,678)                    (158)
            Other, including changes in non-current
                  assets and liabilities                                                               562                      369
                                                                                                  --------                 --------

    Net cash provided by operating activities                                                        6,640                   12,785

Cash flow from investing activities:

    Capital expenditures                                                                            (9,615)                  (9,177)

Cash flow from financing activities:

    Dividends paid                                                                                  (3,588)                  (3,588)
                                                                                                  --------                 --------

Net increase (decrease) in cash and cash equivalents                                                (6,563)                      20

Cash and cash equivalents at beginning of the period                                                21,183                   18,953
                                                                                                  --------                 --------

Cash and cash equivalents at end of the period                                                    $ 14,620                 $ 18,973
                                                                                                  ========                 ========

Supplemental disclosures of cash flow information:

    Cash paid during the year for income taxes                                                    $  3,516                 $  5,693


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

            In the opinion of the Company, all adjustments have been made to present fairly the results of the three months and nine months ended September 30, 1998 and 1997. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)         INCOME TAXES

            As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 1997 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

            Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty-three percent which tax is included in the Consolidated Statements of Operations as Argentine taxes.

            As described in Note 8 to Consolidated Financial Statements included in the Company's 1997 Form 10-K, in 1988, the Argentine government amended the obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. The deposits were to be repaid after five years and earned interest at the rate stipulated by the law. It was the opinion of the joint venture and its legal and tax counsels that it was exempt from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

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

FINANCIAL CONDITION

OIL PRICES

Commodity prices, including crude oil, are subject to economic cycles and demand and supply imbalances. As we have experienced since the middle of 1997, prices can fluctuate significantly throughout the course of a year. The company's sales price per barrel of oil for 1998 has averaged $13.34 compared with $19.62 during the same period in the prior year. This price decline is having a significant negative impact on the Company's net income and cash flow for 1998.

For the nine months ended September 30, 1998, the Company generated net income of $4.6 million, compared with $10.5 million for the same period in 1997. Cash flow from operations was similarly affected. Should oil prices remain at these levels, the negative impact on earnings and cash flow will be prolonged.

PRODUCTION

Although total oil production year-to-date is slightly below last years level, the trends in the two years are quite opposite. At this time in 1997, production levels in the Entre Lomas concession were declining due to steep production decline rates of wells drilled in late 1996 and early 1997, which wells commenced with unusually high initial production volumes. This years drilling program, in particular wells drilled in the Entre Lomas field currently being developed, has been quite successful, raising production to a peak of 11,500 barrels per day (5,500 net to the Company) in the month of October. The 1998 drilling program is now completed and no additional drilling is planned for November and December.

For the purpose of clarification, the Entre Lomas field is the producing field currently being developed on the Entre Lomas structure. The concession was originally named after this geologic structure in the early 1960's.

CAPITAL SPENDING

The Company is strategically committed to the long-term development of its properties. In spite of the price decline, to date, capital spending has not been curtailed significantly during 1998. In Entre Lomas, the joint venture partners continue their plans to fully develop the existing fields and explore undrilled areas. However, due to the prolonged price decline, capital spending for 1999 will be somewhat reduced below the current years level and below levels previously forecast for 1999 in strategic projections.

In the next two years, activity in the Acambuco concession is expected to increase dramatically. The Bolivia to Brazil gas pipeline, scheduled to go into production in 1999, and other infrastructure development in this region will generate demand for natural gas from Northern Argentina and Southern Bolivia. The Acambuco joint venture is projecting capital spending in excess of $100 million during the next two years. The Company's share of these investments will approximate $2 million.

On September 29, 1998, the Acambuco partners commenced drilling the San Pedrito x-2 well at a location approximately three miles south of the San Pedrito x-1 which well discovered gas in the Huamampampa formation in 1996. The new well is expected to reach a depth of 18,100 feet. Its principal objective is to confirm the Huamampampa discovery and investigate the Santa Rosa formation. Santa Rosa is productive in both the nearby Aguarague and Ramos concessions. The well will require almost 1 year to reach total depth and is estimated to cost $36 million ($540 thousand net to the Company)

Before the end of 1998, the joint venture will also commence drilling an exploration well on the largest identified structure in the concession which to date remains undrilled. Subsequent plans call for reentering one of the three original Macueta wells drilled in the early 1980's for the purpose of sidetracking the well to a higher position in the Macueta anticline.

In 1998, Shell CAPSA purchased a 22.5% interest in the Acambuco concession from the Pan American Energy group for $200 million. The Acambuco joint venture now consists of Pan American Energy (representing Amoco and Bridas) with 52%, Shell and YPF, with 22.5% each, and the Company and Northwest Argentina with 1.5% each.

DIVIDENDS

The Company currently pays its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including among others, earnings levels, capital spending needs, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the directors.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1998, the Company generated net income of $1.5 million and $4.6 million, respectively. This compares with $3.9 million and $10.5 million for the same periods in 1997. The decrease in net income observed for both the three and nine month periods is due to reduced sales caused by the significant drop in oil prices described previously under "Financial Condition". The sales decline was offset by related favorable variances in provincial royalties and Argentine production and income taxes.

The following table shows sales of crude oil, condensate, natural gas and gas liquids, net to the Company's interests, and average sales prices and production costs for the periods indicated.


                                                                                                 NINE MONTHS ENDED
                                                                                             --------------------------
                                                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                                               1998             1997
                                                                                             ---------        ---------
Total Sales Volumes-Net to Company

Crude Oil and Condensate (bbls)                                                              1,273,702        1,335,454
Gas (mcf)                                                                                    6,138,920        5,954,523
LPG (tons)                                                                                       4,625            4,907

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                                                                $  13.34         $  19.62
Gas (per mcf)                                                                                $   1.37         $   1.37
LPG (per ton)                                                                                $ 170.65         $ 202.66

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                                                                $   8.86         $   8.04
Gas (per mcf)                                                                                $    .25         $    .24
LPG (per ton)                                                                                $  84.96         $  92.33


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

                           PART II. OTHER INFORMATION


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Annual General Meeting of Shareholders of the Company was held on September 15, 1998. At the Annual General Meeting, two individuals were elected as directors of the Company. One individual continued to serve as director pursuant to his prior election. In addition, the appointment of Arthur Andersen LLP as the independent auditor of the Company for 1998 was ratified.

                    A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:


                    Election of Directors:
                    ----------------------
                    Name                                          For                        Against                       Withheld
                    ----                                       ---------                     -------                       -------

                    John H. Williams                           6,900,359                       None                          4,879

                    Stephen L. Cropper                         6,900,535                       None                          4,703

                    Ratification of Appointment of Independent Auditor:
                    ---------------------------------------------------
                    Name                                         For                         Against                       Abstain
                    ----                                       ---------                     -------                       -------
                    Arthur Andersen LLP                        6,884,273                      19,241                         1,724

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



                                          APCO ARGENTINA INC.
                                          -------------------
                                            (Registrant)



                                       By: /s/ Thomas Bueno
                                          -------------------
                                         Controller, (Duly Authorized Officer
                                              of the Registrant) and
                                             Chief Accounting Officer



November 12, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             EXHIBIT
-------            -------
  27      Financial Data Schedule