Form 10-Q/A
period 1998-09-30
APCO ARGENTINA INC/NEW
filed 1999-01-06
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1

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

YEAR 2000 COMPLIANCE

During 1999, most companies will face a potentially serious information systems problem because many software applications and the operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to shut down or provide incorrect data or information. The Company and Petrolera, the operator of the Entre Lomas concession, from which the Company derives one-hundred percent of its operating revenue, have initiated the process of identifying changes required to computer programs which impact production and sale operations, including major interfaces with customers and suppliers such as pipelines that carry our products to market and companies that provide power to the concession. Software upgrades designed to correct the year 2000 problem are scheduled to be implemented by mid 1999. The Company and Petrolera believe that systems over which they have direct control will be fully compliant. It is not anticipated that the direct cost of software and hardware changes will have a material adverse impact on the Company, its business, financial condition, or results of operations.

Although Petrolera is monitoring compliance efforts by major third party companies upon which the Entre Lomas concession depends, there does exist the possibility of operations disruptions in the event of non-compliance by third parties. Sales disruption would be the worst case manifestation of this possibility exposing the Company to a loss of sales revenue of approximately $100 thousand per day. However, based on Petrolera's discussions with these companies, we expect them to also be fully compliant by mid 1999 thereby minimizing the chance of a disruption of operations.

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



                                          APCO ARGENTINA INC.
                                          -------------------
                                            (Registrant)



                                       By: /s/ Thomas Bueno
                                          -------------------
                                         Controller, (Duly Authorized Officer
                                              of the Registrant) and
                                             Chief Accounting Officer



January 5, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             EXHIBIT
-------            -------
  27      Financial Data Schedule