Form 10-K405
period 1998-12-31
APCO ARGENTINA INC/NEW
filed 1999-03-22
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                (NO FEE REQUIRED)
         For the transition period from ____________ to _______________
                          Commission file number 0-8933


                               APCO ARGENTINA INC.
             (Exact name of registrant as specified in its charter)

          Cayman Islands
(State or other jurisdiction of                                   EIN 98-0199453
incorporation or organization)

            P. O. Box 2400
            Tulsa, Oklahoma                                             74102
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (918) 573-2164


           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
        None                                            None

           Securities registered pursuant to Section 12(g) of the Act:
                 Ordinary Shares $.01 Par Value (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 15, 1999, was $34,273,695. This value was calculated based upon the average bid and asked prices of the registrant's stock of $15 on March 15, 1999, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 15, 1999 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                    P A R T I

ITEM I.        BUSINESS

(a)            GENERAL DEVELOPMENT OF BUSINESS

Apco Argentina Inc. ("the Company") is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. The principal business of the Company is its
47.6 percent participation in a joint venture engaged in the exploration, production, and development of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company also owns a 1.5 percent participation in a joint venture engaged in oil and gas exploration and development in the Acambuco concession located in the province of Salta in northwest Argentina, and a 45 percent participation in a third joint venture engaged in oil exploration and development in the Canadon Ramirez concession located in the province of Chubut in southern Argentina.

The current decline in oil prices, which commenced in the latter stages of 1997 and continued to worsen through the end of the current year, reaching levels not seen since 1986, has had a significant negative impact on the Company's net income and cash flow from operations. During the year, the Company generated net income of $3.4 million, compared with $13 million and $12.7 million, for 1997 and 1996, respectively. Refer to "Financial Condition" and "Results of Operations" on pages 16 through 19, for a more detailed discussion of the year's results.

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

YPF CONTRACTS

In 1967, Yacimientos Petroliferos Fiscales ("YPF"), then the national oil company of Argentina, sought bids for the development of the Entre Lomas area. Perez Companc won the bid and entered into contract 12,507, dated March 13, 1968, which contract permitted the Entre Lomas joint venture to explore for, develop, and produce oil in the area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from direct ownership of the mineral resources involved. Under Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

JOINT VENTURE AGREEMENTS

On April 1, 1968, Perez Companc and Petrolera entered into a joint venture agreement with Apco Oil Corporation pursuant to which Petrolera became operator of the Entre Lomas area. On July 1, 1970, Apco Oil Corporation transferred its interest in the Entre Lomas area to the Company. Similar joint venture agreements among the Company, Perez Companc and Petrolera for the development of natural gas and extraction of propane and butane were entered into February 29, 1972, and March 23, 1977, respectively.

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

Complete deregulation of the Entre Lomas area was implemented by an agreement that went into effect January 22, 1991, amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of produced hydrocarbons at the wellhead. Under this agreement, the concession holders, or joint venture partners, have the right to freely sell produced hydrocarbons in internal or external markets, and have complete authority over operation of the concession including future exploration and development plans. The partners, throughout the term of the concession, are subject to provincial royalties, production taxes, and federal income taxes, which rates of tax are currently twelve percent (12%), two percent (2%), and thirty five percent (35%), respectively. The Entre Lomas concession term currently runs through the year 2016, with an option granted the joint venture partners to extend the concession for an additional ten years, or 2026.

SALE OF OIL

The Entre Lomas concession participates in several contracts negotiated by the Perez Companc group. This arrangement allows the joint venturers to pool Entre Lomas oil with other concessions in the Medanito area providing greater negotiation strength with Argentine refiners and export customers.

During 1998, forty-eight percent of Entre Lomas oil sold was exported to Petrobras, the Brazilian national oil company and Tosco Refining Company in New Jersey. The remainder was sold domestically to Refineria San Lorenzo S.A. and Shell C.A.P.S.A. under various short-term contracts expiring on different dates ranging from 1999 through 2001.

Excellent demand exists for Medanito area crude oil because of its relative quality and favored geographical location. Management is confident that upon expiration, these contracts can be extended or replaced.

The per barrel price for Argentine crude oil continues to be based on the spot market price of West Texas Intermediate less a discount to provide for differences in gravity and quality. The average weighted discount for contracts in effect during 1998 was $1.58, as compared with $1.26 for contracts in effect in 1997, and $1.32 for contracts in effect during 1996. Since deregulation of Argentina's energy industry in 1991, domestic market conditions have evolved to the point that the discount for oil sold in country appears to have stabilized in the $1.20 to $1.50 range depending on market conditions. Discounts for oil exported to Brazil are approximately forty percent higher. Export oil is not subject to domestic production tax.

SALE OF GAS

Since 1994, the Entre Lomas joint venturers have sold gas to Litoral Gas S.A., the gas distribution company for the province of Santa Fe pursuant to a five-year contract. The daily volume commitments under this agreement are 28 million cubic feet ("mmcf") during peak winter months and 25 mmcf during the remainder of the year. The sales price varies depending on seasonal demand. During 1998, a daily average volume of 27 mmcf was sold pursuant to this contract at an average price of $1.30 per thousand cubic feet ("mcf"). The contract expires in April 1999.

Gas sales volume for 1998 averaged 44 mmcf per day. The additional 16 to 19 mmcf above the Litoral Gas S.A. commitment were spot market sales principally to Metrogas S.A. and Camuzzi Gas Pampeana S.A. The Entre Lomas partners have over the years been successful selling additional gas production through temporary arrangements. The concession is well situated in the Neuquen basin with two major pipelines, in close proximity, that feed the Buenos Aires market. In 1998, the average price of gas sold under temporary arrangements was $1.38 per mcf.

Upon expiration of the Litoral Gas S.A. contract, a new three-year sales contract with Camuzzi Gas Pampeana S.A., will go into effect. The daily volume commitments under this new agreement will be 28 mmcf during peak winter months and 13 mmcf during the remainder of the year. The average sales price throughout the year under this contract will be $1.41 per mcf. Although the off-season volume commitment under this new contract is significantly lower, the joint venture partners are confident that the average volumes sold in previous years can be achieved, for the reasons described in the previous paragraph.

TRANSPORTATION

Oil produced in the Entre Lomas concession is sold in Puerto Rosales, a major industrial port in southern Buenos Aires Province, and is shipped there through the Oleoductos de Valle S.A. ("Oldelval") pipeline system. From the concession, oil is transported through the joint venture's 8 inch, 6 3/4 mile pipeline. This line has a capacity of 16,000 barrels per day and is directly connected to the Medanito-Allen leg of the system. Medanito-Allen, with a daily capacity of 130,000 barrels, transports oil to the Allen terminal. Two Oldelval lines, originating in Allen, with a daily capacity of 175,000 barrels, complete the journey to Puerto Rosales. The Entre

Lomas joint venture's current volume allocation in this pipeline system is 11,600 barrels per day. The system at this time is operating at 90 percent of capacity.

The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.13 per barrel in 1998. Current transportation tariffs were established by government decree in 1992.

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

DISTRIBUTIONS AND DIVIDENDS

During 1998, the Company received direct distributions of $3.6 million and Petrolera dividends of $1.5 million. Due to the effect of the decline in oil prices mentioned under "BUSINESS, General Development" on page 1, and described in greater detail under "Financial Condition" and "Results of Operation" on pages 16 through 19, this year's level of distributions and dividends is substantially below that of the prior years. During 1997 and 1996, direct distributions totaled $7.5 million and $6.1 million, respectively, and Petrolera dividends totaled $3.7 million in both years. Future distributions and dividends are necessarily dependent upon numerous factors, including among others, the joint venture's ability to generate future earnings, the level and timing of future investments in the area, and fluctuations in crude oil and natural gas prices.

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

The largest oil producing formation is called Tordillo which in the CB/PB field has generated 82 percent of all oil produced in the concession. The Tordillo also produces associated gas which is consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. Other important formations are the Quintuco, which produces gas in CB/PB and oil in the Entre Lomas and El Caracol fields and the Petrolifera formation which produces gas in the Entre Lomas gas field and some oil in CB/PB. Since inception 444 wells have been drilled in the concession, of which at year end, 273 are oil wells, 18 are gas wells, 90 are water injection wells, 11 are water producing wells, 28 wells are shut-in, and 24 wells are abandoned or awaiting abandonment.

The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB which lack injection. The El Caracol field has been under injection since 1989. Secondary recovery operations commenced in the Entre Lomas oil field in 1998.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

CB/PB produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986- 1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 73 injection wells. CB/PB can best be described as a mature oil field with remaining potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

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

Although the CB/PB waterflood has been in operation since 1975, there has been insufficient water injected in some areas of the field already under injection and other areas in which there has not been injection to date. As a result, recoveries normally attributed to waterfloods after 15 to 20 years have not been attained and it is currently estimated that this field has a remaining productive life in excess of twenty years. Expansion and improvement of secondary recovery throughout this field is a primary emphasis for the joint venture. During 1998, five additional producers were converted to injection.

Insofar as future drilling activity in the CB/PB field, it is felt that the oil/water contact, or the lowest structural point at which oil can be produced, is fairly well defined. Nevertheless, there remain undrilled step out locations in the flanks of the structure and selective infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 1998, six additional wells were drilled and completed as producers, of which three were in-fill wells and three were step out wells.

In the CB/PB field, the Quintuco formation is gas productive. Approximately 37 percent of gas sold by the joint venture is produced from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed.

In 1992, the Argentine Department of Energy issued Resolution 105 requiring environmental control. As a result, from 1993 through 1998, investments have been made to change the system of produced water disposal in the Entre Lomas concession. Until this year, fresh water has been the sole source of injection in all waterflood projects in the concession. Prior to 1996, produced water was disposed of in evaporation and filtration pits, however, this practice was forbidden by the province in that year. Produced water has since been injected into a shallower formation with high injectivity capacity. Commencing 1998, produced water in CB/PB is being reinjected into the producing formation. Eventually all produced water will be reinjected. The joint venture is now involved in a multi phase program to replace surface and down hole injection lines to tolerate the corrosive effects of reinjecting formation water.

EL CARACOL FIELD

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty one wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Potential for further expansion of the waterflood may also exist. During 1998, one additional producing well was converted to injection.

ENTRE LOMAS FIELDS

The Entre Lomas structure is located in the central part of the concession to the northwest of CB/PB. This anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side.

OIL RESERVOIRS

The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. Quintuco continues to demonstrate development potential toward the northwest. During the last three years, seventeen development wells have been drilled and completed in this field, some with very good results. Eight wells were drilled and completed in 1998. Over this time, the size of the field has been extended in all directions, but principally to the northwest, where one well was placed on production in mid-year with an initial oil rate of one thousand barrels per day. This well has accumulated nearly one hundred thousand barrels of oil in less than six months. Some of the recent wells drilled in this field have encountered a conglomerate seam within the Quintuco formation with improved petrophysical qualities that make these wells more productive than wells drilled previously. Since 1995, the percentage of oil production in the concession contributed by this field has increased from approximately ten percent to thirty percent. Additional wells will be drilled in 1999.

The southeast, or older part of this field, has shown signs of pressure depletion. The Quintuco formation responded favorably to water flooding in the El Caracol field. Reservoir simulation studies have predicted that the Entre Lomas field will have a similar response to secondary recovery. Investments to implement waterflooding in this field commenced in 1997 and continued into 1998 when water injection commenced. Secondary recovery will be expanded throughout this field in the next two to three years.

GAS RESERVOIRS

In 1970, the Entre Lomas 4 ("EL 4") well was drilled and discovered significant gas potential from several sections of the Petrolifera formation. EL 4 was never produced due to its remote location and lack of market. In 1989, this well experienced casing problems and is believed, over a period of months, to have lost an unknown quantity of gas before repairs could be carried out.

Deregulation of Argentina's gas industry in 1993 fueled considerable interest in gas development throughout the country. As a result, in mid 1994, the EL4 well was placed on production at a rate of 8 mmcf per day. Since then, seven wells have been drilled, of which five are productive. Another well drilled in the early 1970's was also put on production making a total of seven wells on production in this field. Although this field now appears to have been defined for the most part, additional expansion possibilities still may exist to the northwest. Late in 1997, the Lomas De Ocampo 4 well, drilled to the northwest of the existing field was found to be productive in both the Petrolifera and Quintuco formations. This well was produced intermittently during 1998. Results are being evaluated to determine potential for further expansion of this field. The drilling of an additional well is planned for 1999.

EXPLORATION

In the Entre Lomas concession, there are approximately 147,000 undeveloped acres. Since inception, 444 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture partners believe the major producing structures have been identified and are being developed, the concession remains relatively unexplored.

During 1993 and 1994, the partners carried out a seismic campaign which included reprocessing seismic shot in prior years and shooting approximately 480 kilometers, of new 2D seismic. Several structures were identified as potential drilling targets. New prospects target both oil and gas in formations already known to be productive in the concession and uninvestigated deeper formations. This was followed up in 1995 with 3D seismic covering 90 square kilometers in the center of the concession. The area included the Entre Lomas structure and the acreage immediately to the northwest and southeast of the Entre Lomas oil and gas fields. Results of this 3D seismic campaign proved helpful in the efficient development of the Entre Lomas gas field and the current northwestern extension of the Entre Lomas oil field. As a result of that program, the joint venture is evaluating the exploration potential of the Los Alamos and Lomas de Ocampo areas which were lightly explored in the early life of the concession and have produced small amounts of oil from a few wells in the Tordillo and Quintuco formations.

During 1998, the joint venture partners completed an ambitious 3D seismic program that covered the remaining areas of most interest in the concession not covered in 1995. The program consisted of 230 square kilometers of 3D seismic shot over the CB/PB and Borde Mocho fields and surrounding areas and 143 square kilometers of 3D seismic shot over the El Caracol field and Lomas de Ocampo region. The objectives of this latest campaign are to gain a better understanding of prospective structures in the concession identified with the previous 2D campaign, and obtain a clearer picture of the stratigraphy of deeper formations from the base of the Tordillo to the basement floor. This just acquired seismic will enable the partners to integrate it and the 1995 program into one continuous seismic block. It is the intention of the partners to identify the most attractive exploration prospects, and thereafter, when the oil price environment improves, undertake exploration drilling in the concession.


BORDE MOCHO

In early 1996, the joint venture partners drilled the Borde Mocho x-1 well. This exploration well was completed in both the Quintuco and Tordillo formations. Its performance over three years reveals a potential for development of the surrounding area. After completion of the aforementioned 3D seismic campaign, which will also cover this area, additional wells will be drilled to help define the production potential of this structure.

ACAMBUCO

The Company owns a 1.5 percent participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the border with Bolivia. The Acambuco concession covers an area of 267,000 acres.

DESCRIPTION OF THE CONCESSION

The Company has been a participant in the Acambuco area since 1981. The principal objectives in Acambuco are the Huamampampa and Santa Rosa formations, deep fractured limestones considered to have sizable gas exploration potential. In Acambuco, these formations occur at depths in excess of 14,000 feet. The Ramos and Aguarague concessions, immediately to the south and east of Acambuco, has major gas fields with significant gas production and reserves from these formations. Acambuco also has potential for oil development in shallower formations considered secondary targets.

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

Little activity occurred in Acambuco between 1983 and 1994 due to a lack of market for potential gas. During the early to mid 1990's, the rapid growth of demand for energy in southern Brazil generated significant interest in the construction of pipelines to deliver gas from Bolivian and Northwest Argentine gas producing basins to the markets of Sao Paulo and Rio de Janeiro. Due to deregulation of the gas industry in Argentina in 1991, and as major pipeline alternatives to Brazilian markets began to materialize, interest in the Acambuco area was rekindled.

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

In January 1998, the aforementioned dispute between Bridas and YPF was settled. As part of the settlement, YPF assigned to O&G Developments Ltd., a wholly owned subsidiary of Bridas P.I.C.S.R.L., 22.5 percent of the 45 percent interest it had acquired in the 1994 farmout agreement, in exchange for cancellation of YPF's remaining obligation to drill the last two wells of its four well drilling commitment. Bridas P.I.C.S.R.L. became the operator of the concession.

In mid 1998, Shell C.A.P.S.A. purchased O & G Development's Ltd's 22.5 percent interest for $200 million. The Acambuco joint venture now consists of Pan American Energy (representing Amoco and Bridas) with 52 percent Shell and YPF, with 22.5 percent each, and the Company and Northwest Argentina with 1.5 percent each.

CURRENT AND FUTURE ACTIVITY

In September 1998, the Acambuco partners commenced drilling the San Pedrito x-2 well at a location approximately 3 miles south of the San Pedrito x-1 discovery well. This well is expected to reach a depth of 18,100 feet. Its principal objective is to confirm the Huamampampa discovery and investigate the deeper Santa Rosa formation. Santa Rosa is productive in both the nearby Aguarague and Ramos concessions. The well should reach total depth by September 1999 and is estimated to cost $36 million ($540 thousand net to the Company.)

Another well, the Cerro Tuyunti x-1, commenced exploration drilling in January 1999 on the largest and as yet unexplored structure in the concession. This well, also estimated to cost over $30 million will be drilled to a similar depth and investigate both the Huamampampa and Santa Rosa formations. Subsequently, the joint venture will reenter one of the three Macueta wells drilled in the early 1980's and attempt to sidetrack the well to a higher position in the anticline. The sidetrack will be located near a well that discovered gas in the San Alberto block immediately on the opposite side of the Bolivian border.

Exploration activity in the concession is expected to remain strong through the year 2000 and the joint venture expects to spend in excess of $100 million in 1999 alone, or $1.5 million net to the Company.

MARKETS

The first major pipeline to supply gas to markets in Sao Paulo and Rio de Janeiro is the Bolivia to Brazil pipeline commonly referred to as the "BTB Pipeline". This 32 inch, 1,800 kilometer line has been under construction since July 1997. The line commences at Rio Grande/Santa Cruz, Bolivia and currently extends to Sao Paulo. Estimated to cost approximately $2 billion, the line's capacity is 1 BCF per day. It is scheduled to start operation in April 1999 and is expected to operate at full capacity within four years. Current plans are to extend this line from Sao Paulo to Rio de Janeiro and the southern Brazilian city of Porto Allegre.

The contractual commitments to supply gas to southern Brazil through the BTB Pipeline give preference to Bolivian gas. Approximately 8 trillion cubic feet of gas reserves are needed to fill the line to capacity for twenty years. When construction of the line commenced, there were insufficient Bolivian reserves to satisfy commitments and it was believed the line would have capacity availability for gas produced in Northwest Argentina. It now appears that sufficient gas reserves have been discovered in southern Bolivia during the last two years and that gas produced in the Acambuco region will not have access to the BTB line. For the short-term, new gas produced in Northwest Argentina will need to find alternative markets in Argentina, Chile, or await a second pipeline route into southern Brazil.

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

During the 1980's YPF drilled eighteen wells in Canadon Ramirez, with several giving evidence of potential oil production. Objective formations in the area are fairly shallow and occur at depths of less than 6,000 feet. Production operations have never been conducted in the block, hence it is considered exploratory in nature. The Company's investment commitment was fulfilled by mid 1998 and included well workovers and recompletions, extended production testing, and reprocessing and reinterpretation of existing seismic. The joint venture partners have postponed further action in the concession until the oil price environment improves. In the meantime, the partners review results of production testing and seismic interpretation to determine if drilling an exploration well is warranted.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward- looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in Argentina; future unpredictability and volatility of product prices, in particular oil prices, which can be affected by political events in producer nations; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company. It is also possible that certain aspects of the Company's business that are currently unregulated may be subject to regulation in the future.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  P A R T   II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

At December 31, 1998, there were 1,201 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

The Company currently pays its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.



                                                    Stock Price
                                              -------------------------
                                                 High            Low          Dividend
                                              --------         --------    -------------
Quarter of 1998
                            First             $ 31 1/2         $ 26 1/4    $    .16 1/4
                            Second              29               24             .16 1/4
                            Third               25               18             .16 1/4
                            Fourth              23               17             .16 1/4

Quarter of 1997
                            First             $ 27             $ 19 3/4   $     .16 1/4
                            Second              28 1/2           23 1/2         .16 1/4
                            Third               33               25             .16 1/4
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

ITEM 6.        SELECTED FINANCIAL DATA


                                   1998      1997      1996      1995      1994
                                 -------   -------   -------   -------   -------
(Dollars in thousands
 except per share amounts)

Revenues                         $34,105   $48,009   $46,765   $36,942   $33,267


Net Income                         3,368    13,023    12,661     8,268     8,168

Income per
Ordinary Share,
Basic and Diluted                    .46      1.77      1.72      1.12      1.11

Dividends Declared per
Ordinary Share                       .65       .65       .65      .975      1.30

Total Assets at
December 31                       62,274    64,990    55,684    46,498    44,342

Stockholders' Equity at
December 31                       50,401    51,817    43,578    35,702    34,610


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company and its Entre Lomas partners continue their efforts to maximize cash flow from the Entre Lomas concession. During 1998, the Company received $5.1 million in distributions and dividends compared with $11.2 million and $9.8 million in 1997 and 1996, respectively. The decrease in distributions and dividends received was caused by the sharp decline in oil prices which commenced in the latter stages of 1997, and continued to worsen through the end of the current year, reaching levels not seen since 1986.

Receipt of future distributions and dividends will depend on the joint venture's ability to generate earnings, cash availability exceeding capital requirements, stable oil and gas prices, and continued ability to repatriate funds free from government control and restrictions.

OIL PRICES

Throughout 1996 and most of 1997, the Company benefited from favorable world oil prices. The Company's per barrel sales price averaged $20.87 and $19.52 during 1996 and 1997, respectively. This favorable price environment was a major contributor to the record levels of net income reported by the Company during those years.

Likewise, energy companies and oil producing countries around the world also benefited from favorable oil prices during those years. Exploration and development investments surged worldwide leading to increases in oil production, while in late 1997, the Organization of Petroleum Exporting Countries ("OPEC") increased its production targets. These events occurred, as the Far East Asian and Russian financial crises began to worsen and chain react through Latin America and other developing regions. The result was an oversupply of oil production which led to a sharp drop in oil prices.

During 1998, the sales price for Entre Lomas oil averaged $12.71, reaching as low as $10.09 in December, a drop of nearly 50 percent from the prior two years. This drop in prices has had a significant negative impact on net income and cash flow during 1998. Should oil prices remain at these levels, this impact will be prolonged. Net income for the year was $3.4 million, compared with $13 million and $12.7 million for 1997 and 1996, respectively.

OIL PRODUCTION

Entre Lomas oil production for 1998 totaled 3.69 million barrels, or 1.75 million net to the Company. This was two percent below the previous year's production of 3.77 million barrels, or 1.79 million net. As described on page 7, under "Entre Lomas Fields - Oil Reservoirs", the year was marked by the continuation of successful development drilling in the Entre Lomas oil field in the middle of the concession. In October when the drilling program for the year was completed, daily production volume in the concession peaked in excess of 11,500 barrels, or 5,500 barrels net.

Natural gas production during the year remained stable. Concession production for the year totaled 16.2 BCF, or 7.7 BCF net to the Company, the same total volume as 1997.

CAPITAL SPENDING

The Company is strategically committed to the long-term development of its properties. In spite of the sharp decline in the sale price of Entre Lomas oil during 1998, the joint venture partners invested in exploration and development and major expense items such as well workovers, $36 million, or $17.2 million net to Company. In addition to the above mentioned workovers, the major components of 1998's program included development drilling, continued expansion of secondary recovery in CB/PB, increases in lift capacity, implementation of secondary recovery in the Entre Lomas oil field, and completion of the 3D seismic program described under "Exploration" on page 8.

The joint venture's initial capital plan for 1999 estimated investments of $26 million, or $12.5 million net to the Company. This level of investment was contemplated, in spite of the price decline, due to the commitment of the partners to accelerate full development of the concession. However, as oil prices continued to drop, reaching $10.09 in December, the joint venture was forced to reevaluate its investment program, cutting 1999 investments by fifty percent to just over $12 million, or $5.8 million net. This reduction will result in a modest drop in anticipated production for 1999.

ACAMBUCO

As described on page 11, under "Current and Future Activity", the Acambuco joint venture is projecting capital spending in excess of $100 million during 1999 in the Acambuco concession. The Company's net share is equivalent to $1.5 million. There is no reason to believe that this program will be modified.

DIVIDENDS

The Company currently pays its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent on numerous factors, including among other, earnings, levels of capital spending, changes in governmental regulations, and fluctuations in crude oil and natural gas prices.

The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the directors.

YEAR 2000 COMPLIANCE

During 1999, most companies will face a potentially serious information systems problem because many software applications and the operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to shut down or provide incorrect data or information. Petrolera, the operator of the Entre Lomas concession, from which the Company derives one-hundred percent of its operating revenue, has initiated the process of identifying changes required to computer programs that impact the critical aspects of the joint venture's business and guarantee continuation of its production and sales operations, including major interfaces with customers and suppliers such as pipelines that carry products to market and companies that provide power to the concession.

Petrolera has completed an inventory of all equipment and software that may be affected by the change of the century, and is evaluating modifications required to become Year 2000 compatible. At this time, new financial, accounting and administrative systems have been implemented which are fully compatible. Petrolera, and the Company, believe that systems over which they have direct control will be fully compliant. It is estimated that by the end of June 1999, Petrolera will have achieved the fundamental objective of full Year 2000 compliance of the systems over which it has direct control at a cost which is not material to the joint venture's business, financial condition, or results of operation.

Although Petrolera is monitoring compliance efforts by major third party companies upon which the Entre lomas concession depends, there does exist the possibility of operation disruptions in the event of non-compliance by third parties. Sales disruption would be the worst case manifestation of this possibility exposing the Company to a loss of sales revenue of approximately $60 thousand per day. Based on Petrolera's discussions with third parties, the Company expects them to also be fully compliant by mid 1999 thereby minimizing the chance of a disruption of operations.

Petrolera is currently in the process of developing contingency plans in the event that disruptions occur as a result of third party non-compliance or any failure of its systems.

FOREIGN OPERATIONS

As described on page 20, under "Argentine Economic and Political Environment" the Company believes that its Argentine operations present minimal currency risk. Argentina's inflation rate was less than two percent in 1998. The governments' convertibility law essentially guarantees an exchange rate of one Argentine peso to one U.S. dollar.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENT OF OPERATIONS ON PAGE 24.

1998 VS 1997

During 1998, the Company generated net income of $3.4 million compared with $13 million during 1997. The primary reasons for the decrease are explained in the following paragraphs.

Operating revenues decreased by $13.7 million, or thirty percent, compared with 1997, due to sharply lower oil prices. There is a discussion of the oil price decline experienced by the Company under "Liquidity and Capital Resources" on page 16. The average oil sales prices for the current and prior two years are listed in the table of "Sales and Price Statistics" on page 38.

Provincial royalties decreased by $1.4 million. The decrease was directly related to the sharp decline in oil prices.

The increase of $1.1 million in selling and administrative expenses was primarily the result of severance and contract termination costs recorded during the year.

Completion of the 3D seismic program in the Entre Lomas concession, described under "Exploration" on page 8, and exploration expenses incurred in both the Acambuco and Canadon Ramirez concessions, caused the increase in exploration expense.

Argentine taxes decreased by $4.5 million. The decrease is primarily the result of the sharp decline in oil sales prices.

The decrease of $0.9 million in other expenses is explained in the 1997 vs 1996 comparison. No similar accrual for contingent liabilities was made in 1998, and year end crude oil inventories did not fluctuate significantly from last year to this year.

1997 VS 1996

During 1997, the Company generated net income of $13 million compared with $12.7 million during 1996. The primary reasons for the increase are explained in the following paragraphs.

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

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's operations are exposed to market risks as a result of changes in commodity and foreign currency exchange rates.

COMMODITY PRICE RISK

The Company produces and sells crude oil and natural gas. As a result, the Company's financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces.

FOREIGN CURRENCY AND OPERATIONS RISK

The Company's operations are located in Argentina. Therefore, the Company's financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Argentina's political climate.

ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

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

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than one percent in 1998 and, second, an influx of foreign investment capital into the country. In July 1996, Domingo Cavallo, Economy Minister and author of the convertibility plan, was replaced by Roque Fernandez, formerly president of the Central Bank. The country's economy showed no adverse reactions to this replacement.

The Far East Asian and Russian financial crises of 1997 and 1998 have impacted the economies of many emerging market countries. Argentina was not affected significantly but did experience a slow down in economic growth. In 1998, the country's Gross Domestic Product grew at a rate of 4 percent compared with 8.6 percent in 1997.

Argentina is a part of "Mercosur" a common market established by customs agreements between Argentina, Brazil, Uruguay, and Paraguay. The "Mercosur" market comprises a population of approximately 200 million with a total gross domestic product of $1.1 trillion. The devaluation of Brazil's currency in early 1999 is having an adverse impact on Argentine economic growth. Brazil is Argentina's largest trading partner.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants                                                 22

Consolidated Balance Sheets
  December 31, 1998 and 1997                                                             23

Consolidated Statements of Operations
  Three Years Ended December 31, 1998                                                    24

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1998                                                    25

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1998                                                    26

Notes to Consolidated Financial Statements                                               27


Schedules--All schedules have been omitted, as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 9, 1999

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Amounts in Thousands)                                    December 31,
                                                     --------------------
                                                       1998        1997
                                                     --------    --------
ASSETS

Current Assets:
  Cash and cash equivalents                          $ 13,596    $ 21,183
  Accounts receivable                                   5,653       7,028
  Inventory                                               865       2,477
  Other current assets                                    472         327
                                                     --------    --------

           Total Current Assets                        20,586      31,015
                                                     --------    --------


Property and Equipment:
  Cost                                                 79,596      67,075
  Accumulated depreciation                            (38,458)    (33,890)
                                                     --------    --------

                                                       41,138      33,185
                                                     --------    --------

Other Assets                                              550         790
                                                     --------    --------

                                                     $ 62,274    $ 64,990
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $  5,415    $  2,727
  Accrued liabilities                                   2,092       6,048
  Dividends payable                                     1,196       1,196
                                                     --------    --------

           Total Current Liabilities                    8,703       9,971
                                                     --------    --------


Other Liabilities                                       3,170       3,202
                                                     --------    --------


Stockholders' Equity, per accompanying statements:
  Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                        74          74
  Additional paid-in capital                            9,326       9,326
  Retained earnings                                    41,001      42,417
                                                     --------    --------

           Total Stockholders' Equity                  50,401      51,817
                                                     --------    --------

                                                     $ 62,274    $ 64,990
                                                     ========    ========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



(Amounts in Thousands Except Per Share)        For the Years Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               --------   --------   --------
REVENUES:
    Operating revenues                         $ 33,333   $ 47,065   $ 45,954
    Other revenues                                  772        944        811
                                               --------   --------   --------

                                                 34,105     48,009     46,765
                                               --------   --------   --------

COST AND EXPENSES:
    Operating expense                            15,283     14,772     14,186
    Provincial royalties                          3,577      4,936      5,155
    Selling and administrative                    3,027      1,891      2,162
    Depreciation, depletion and amortization      4,568      4,761      5,576
    Exploration expense                           1,358        313        684
    Argentine taxes                               2,543      7,035      6,562
    Other (income) expense, net                     381      1,278       (221)
                                               --------   --------   --------

                                                 30,737     34,986     34,104
                                               --------   --------   --------


NET INCOME                                     $  3,368   $ 13,023   $ 12,661
                                               ========   ========   ========


INCOME PER ORDINARY SHARE, Basic and Diluted   $    .46   $   1.77   $   1.72
                                               ========   ========   ========


AVERAGE ORDINARY SHARES
 OUTSTANDING, Basic and Diluted                   7,360      7,360      7,360
                                               ========   ========   ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Amounts in Thousands)
                                       Ordinary Shares       Additional
                                   -----------------------     Paid-in      Retained
                                     Shares      Amount        Capital      Earnings
                                   ----------   ----------   -----------  ----------

BALANCE, January 1, 1996                7,360   $       74   $    9,326   $   26,302

     Net income                            --           --           --       12,661

     Dividends declared
          ($0.65 per share)                --           --           --       (4,785)
                                   ----------   ----------   ----------   ----------


BALANCE, December 31, 1996              7,360           74        9,326       34,178

     Net income                            --           --           --       13,023

     Dividends declared
          ($ 0.65 per share)               --           --           --       (4,784)
                                   ----------   ----------   ----------   ----------

BALANCE, December 31, 1997              7,360           74        9,326       42,417

     Net income                            --           --           --        3,368

     Dividends declared
          ($ 0.65 per share)               --           --           --       (4,784)
                                   ----------   ----------   ----------   ----------

BALANCE, December 31, 1998              7,360   $       74   $    9,326   $   41,001
                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Years Ended December 31,
                                                               --------------------------------
                                                                 1998        1997        1996
                                                               --------    --------    --------
(Amounts in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

 Net income                                                    $  3,368    $ 13,023    $ 12,661
 Adjustments to reconcile to cash
     provided by operating activities:
        Depreciation, depletion and amortization                  4,568       4,761       5,576
        Abandonment of well drilled in prior year                    --          --         496
        Changes in accounts receivable                            1,375        (653)       (676)
        Changes in inventory                                      1,612       1,621      (1,618)
        Changes in other current assets                            (145)         37        (147)
        Changes in accounts payable                               2,688        (108)     (1,087)
        Changes in accrued liabilities                           (3,956)        361       2,381
        Other, including changes in non-current
          assets and liabilities                                    208         156         (63)
                                                               --------    --------    --------


 Net cash provided by operating activities                        9,718      19,198      17,523

CASH FLOW FROM INVESTING ACTIVITIES:

     Capital expenditures                                       (12,521)    (12,184)    (11,029)

CASH FLOW FROM FINANCING ACTIVITIES:

     Dividends paid                                              (4,784)     (4,784)     (4,785)
                                                               --------    --------    --------

NET CHANGES IN CASH AND
 CASH EQUIVALENTS                                                (7,587)      2,230       1,709

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                             21,183      18,953      17,244
                                                               --------    --------    --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                 $ 13,596    $ 21,183    $ 18,953
                                                               ========    ========    ========


Supplemental disclosures of cash flow information:

     Cash paid during the year for Argentine income taxes      $  3,916    $  7,451    $  4,043



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

               Because the Company's assets are located in Argentina, management, in previous years, was required to deal with threats from inflation, devaluation and currency controls (see Note 8). Since 1991, the economic and political environment in the country has improved dramatically due to free market economic policies implemented by the government of President Carlos Menem. These policies have resulted in significantly reducing inflation and stabilization of the Argentine peso.

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

               PROPERTY AND EQUIPMENT

               The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage, costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed as incurred.

                       APCO ARGENTINA INC. AND SUBSIDIARY

               Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years. Oil and gas properties are depreciated over their productive lives using the units of production method.

               The company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumed costs would escalate annually and that the current low oil and gas price environment would return to more historical levels over a period of time. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 1998, 1997 and 1996, the Company did not record any impairment expense as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

               NET INCOME PER ORDINARY SHARE

               Net income per ordinary share is based on the weighted average number of ordinary shares outstanding. Basic and diluted net income per ordinary share are the same as the Company has not issued any potentially dilutive securities such as stock options.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

               RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"), establishing standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 defines comprehensive income as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company had no non-owner changes in equity other than net income during the years ended December 31, 1998, 1997 and 1996.

               In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an enterprise and Related Information ("SFAS No. 131"), which changes the way the Company reports information about its operating segments. SFAS No. 131 has no impact on the Company's financial statements as the Company has only one operating segment for which the Chief Executive Officer makes decisions. Furthermore, 100 percent of the Company's revenues from outside customers are generated in Argentina, and approximately 100 percent of the Company's long-lived assets are located in Argentina.

               In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

               SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, beginning June 16, 1998, companies may implement the statement as the beginning of any fiscal quarter. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). SFAS No. 133 has no impact on the Company's financial statements as it currently is not using derivative instruments.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(2)            ENTRE LOMAS JOINT VENTURE

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

(3)            CASH EQUIVALENTS

               Cash equivalents are defined by the Company as short-term investments with original maturities of three months or less. Amounts are stated in thousands of dollars.


                                                                             Principal
                                                                         -----------------
                                                                          1998      1997
                                                                         -------   -------
Short-term investments:

   Eurodollar term deposits with interest ranging from 4.719 -
      4.875% in 1998 and 5.305 - 5.4375% in 1997, maturing in
      January and February 1999 and
      January 1998, respectively                                         $ 9,262   $13,456

   Argentine time deposits                                                 4,334     7,727
                                                                         -------   -------

                                                                         $13,596   $21,183
                                                                         =======   =======

               The carrying amount reported in the balance sheet for short-term investments is equivalent to fair value.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(4)            MAJOR CUSTOMERS

               Sales to customers with greater than ten percent of total sales consist of the following:


                               For the Years Ended December 31,
                               --------------------------------
                                1998        1997         1996
                               ------      ------       -------

San Lorenzo S.A                 24.1%       54.3%       62.1%
Petrobras S.A                   17.3%          *           *
Litoral S.A                     13.8%       10.9%       13.1%
Shell C.A.P.S.A                 16.7%       16.0%          *

               * Less than 10 percent


(5)            RELATED PARTY TRANSACTIONS

               The Company paid approximately $164,000, $166,000, and $182,000 in 1998, 1997 and 1996, respectively, to Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 1998 and December 31, 1997, of approximately $141,000 and $24,000, were paid or are payable in 1999 and 1998, respectively.

(6)            CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

(7)            ARGENTINE TAXES

               The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.


                               1998       1997       1996
                            --------   --------   --------

Income taxes                $  2,089   $  6,208   $  5,830
Other taxes                      454        827        732
                            --------   --------   --------

                            $  2,543   $  7,035   $  6,562
                            ========   ========   ========


               INCOME TAXES

               A tax reform enacted by the Argentine government in 1998, served to increase the corporate income tax rate from 33 percent to 35 percent. The new rate goes into effect in January, 1999.

               TAX DISPUTES

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

               In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. The DGI has now filed an appeal before the Supreme Court. As of the date of these Consolidated Financial Statements the Supreme Court had not yet rendered its decision. Although the DGI can require that the amount in question be deposited, it has not done so pending the Supreme Court's final ruling. In the opinion of Petrolera's management and its legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The Company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

                       APCO ARGENTINA INC. AND SUBSIDIARY

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


(8)            ARGENTINE CURRENCY FLUCTUATIONS

               Argentina has in previous decades experienced cycles of acute inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector companies, deregulation and modifications in fiscal and monetary policy.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

(9)            QUARTERLY FINANCIAL DATA (UNAUDITED)


                                             First       Second         Third       Fourth
                                            Quarter      Quarter       Quarter      Quarter
                                           ---------    ---------    ----------   -----------
(Amounts in Thousands Except
     Per Share Amounts)

1998

Revenues                                   $    8,621   $    8,200   $    9,824   $    7,460
Costs and expenses                              6,811        6,969        8,312        8,645
Net income (loss)                               1,810        1,231        1,512       (1,185)
Net income (loss) per ordinary share              .25          .16          .21         (.16)

1997

Revenues                                   $   12,978   $   10,823   $   12,294   $   11,914
Costs and expenses                              9,211        7,994        8,411        9,370
Net income                                      3,767        2,829        3,883        2,544
Net income per ordinary share                     .51          .39          .52          .35

               The loss generated in the fourth quarter is attributable to various factors the most important being that oil sales prices reached their lowest level in the fourth quarter, combined with certain severance and contract termination costs and 3D seismic charged to expense in the quarter.

SUPPLEMENTAL OIL AND GAS INFORMATION

OIL AND GAS RESERVES (UNAUDITED)

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved oil and gas reserves for all the Company's interests in Argentina.

Proved Oil, Condensate and
Plant Products


                                               (Millions of Barrels)
                                           --------------------------
                                            1998      1997      1996
                                           ------    ------    ------

Beginning of year                            33.2      34.7      37.4
Revisions of previous estimates
    -Engineering revisions                   (1.9)      0.1      (1.7)
    -Due to oil price decline                (9.7)       --        --
Extensions and discoveries                    0.8       0.2       0.8
Production                                   (1.8)     (1.8)     (1.8)
                                           ------    ------    ------


End of Year                                  20.6      33.2      34.7
                                           ======    ======    ======

Proved developed oil reserves                15.5      23.7      24.2
                                           ======    ======    ======


Natural Gas


                                             (Billions of cubic feet)
                                           --------------------------
                                             1998      1997      1996
                                           ------    ------    ------

Beginning of year                            36.6      46.8      53.5
Revisions of previous estimates              (1.4)     (8.6)      1.7
Extensions and discoveries                     --       6.1        --
Production                                   (7.7)     (7.7)     (8.4)
                                           ------    ------    ------


End of Year                                  27.5      36.6      46.8
                                           ======    ======    ======

Proved developed gas reserves                26.8      35.8      44.3
                                           ======    ======    ======


There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 1998.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina.


                                          (Millions of U.S. Dollars)
                                          --------------------------
                                            1998     1997     1996
                                          -------   ------   -------

Future revenues (1 and 2)                  $  250   $  619   $  911
Future expenditures (3)                       199      378      409
                                           ------   ------   ------
                                               51      241      502

Argentine taxes (4)                            11       67      155
                                           ------   ------   ------

Future net cash flows                          40      174      347

Effect of discounting 10%                      13       90      182
                                           ------   ------   ------

Standardized measure of
discounted future net cash flows           $   27   $   84   $  165
                                           ======   ======   ======


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year end per barrel oil price for 1998 was $10.09, as compared with $17.20 and $24.52 for 1997 and 1996 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

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

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES (UNAUDITED)

The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of standardized measure attributable to the estimate of the Company's proved oil and gas reserves.


                                             (Millions of U.S. Dollars)
                                           -----------------------------
                                              1998       1997       1996
                                           -------    -------    -------
Prices and costs:
    Net changes in prices and
       production costs                    $   (82)   $  (129)   $   118

Quantities:
    Revenues, net of
       production costs                        (18)       (15)       (15)
    Additions and revisions
       of previous estimates - net             (50)         1         (8)

Other:
    Changes in estimated
       future development costs                 (4)         6        (10)
    Accretion of discount                       12         24         16
    Net changes in Argentine
       taxes                                    42         40        (35)
    Timing of future
       production and other                     43         (8)       (15)
                                           -------    -------    -------


Net increase (decrease) in
       standardized measure                $   (57)   $   (81)   $    51
                                           =======    =======    =======


Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

SALES AND PRICE STATISTICS (UNAUDITED)

The following table shows total sales of crude oil and condensate and natural gas and average sales prices and production costs for the last three years.


                                                          1998            1997            1996
                                                     -------------   -------------   -------------
Total Sales-Net to Company

Crude Oil and Condensate (bbls)                          1,732,261       1,811,956       1,584,291
Gas (mcf)                                                7,734,396       7,733,392       8,433,543
LPG (tons)                                                   6,192           6,607           6,829

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                        $       12.71   $       19.52   $       20.87
Gas (per mcf)                                                 1.33            1.34            1.33
LPG (per ton)                                               168.78          198.72          182.60

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                        $        9.09   $        8.27   $        8.15
Gas (per mcf)                                                  .23             .21             .22
LPG (per ton)                                                86.55           89.70           82.59


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


                                  (Millions of U.S. Dollars)
                                 ---------------------------
                                   1998      1997      1996
                                 -------   -------   -------

Property Acquisitions            $    --   $     1   $    --
Exploration                            2        --         1
Development                           13        11        10
Workovers                              2         3         3
                                 -------   -------   -------


  Total                          $    17   $    15   $    14
                                 =======   =======   =======

DRILLING ACTIVITY

During 1998, the Company participated in the drilling of 18 gross, and 8 net wells. In both 1997 and 1996, the Company participated in the drilling of 11 gross, and 5 net wells. All wells were drilled in Argentina. Of the 40 gross, and 18 net wells drilled over the three year period, all wells were development, except two wells drilled in Acambuco, in which the Company has a 1.5 percent participation. All wells drilled over the three year period were productive except the San Antonio x-1 well, in Acambuco, the status of which is still undetermined.

WELL COUNT AND ACREAGE

The total gross and net well count from all acreage in which the Company has an interest for the years ended December 31, 1998 and 1997, are as follows:


                                     1998             1997
                                 -------------   -------------

                                 Gross    Net    Gross    Net
                                 -----   -----   -----   -----

Oil                                299     144     288     135
Gas                                 19       9      20       9
Abandoned and Inactive              36      11      36      11
Injection                          125      48      95      45
                                 -----   -----   -----   -----

  Total                            479     212     439     200
                                 -----   -----   -----   -----

The Company currently holds interest in three concessions with a total surface area of 542,000 acres, 132,586 acres net to the Company. Gross and net developed acres held by the Company total 37,140 acres, and 17,093 acres, respectively. Gross and net undeveloped acres held by the Company total 404,860 acres, and 115,943 acres, respectively.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES


                                       (Thousands of U.S. Dollars)
                                      ----------------------------
                                          1998            1997
                                      ------------    ------------

Unproved                              $        892    $        875
Proved oil and gas properties               78,265          65,766
Accumulated depreciation,
  depletion and amortization               (38,079)        (33,545)
                                      ------------    ------------

Net capitalized costs                 $     41,078    $     33,096
                                      ============    ============


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

               None.

                                   P A R T III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)            IDENTIFICATION OF DIRECTORS


                                                                                                    Director's
                                                                                                     Term of
                                                                                    Director         Office
                    Name             Age           Position                          Since           Expires
               ---------------       ---    --------------------------              --------       -----------
               J. C. Bumgarner        56    Chairman of the Board and                  1994            2000
                                              Chief Executive Officer

               J. H.  Williams        80    Director                                   1992            1999

               T. Bueno               47    Director                                   1998            1999

               R. J. LaFortune        72    Director                                   1998            1999

               Stephen L. Cropper was named a Director of the Company, to replace Keith E. Bailey, at the June 1998 Directors Meeting, and subsequently elected a Director at the Annual General Meeting of Shareholders held on September 15, 1998. Subsequent to his election, he resigned from the Board. Messrs. Thomas Bueno and Robert J. LaFortune were named to the Board, at the December 1998 Directors meeting, to serve until the next Annual General Meeting of Shareholders of the Company.

(b)            IDENTIFICATION OF EXECUTIVE OFFICERS

                     Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.


                                                                                                      Officer
                     Name                   Age              Position                                  Since
               -----------------            ---      --------------------------                       -------
               John C. Bumgarner             56      Chairman of the Board and                          1996
                                                       Chief Executive Officer

               J. D. McCarthy                56      Vice President and                                 1991
                                                       Chief Financial Officer

               Thomas Bueno                  47      Controller and Chief                               1991
                                                       Accounting Officer



                     Mr. Bueno also serves as General Manager over the Company's operations in Argentina.

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

               Mr. Bueno has been employed by Williams since 1984 and has held various positions with the Company since 1985.

               J. D. McCarthy is Senior Vice President of Finance of Williams. He was previously Vice President and Treasurer of Williams from 1987 through 1991.

               Mr. LaFortune is engaged in personal investments. He is a Director of The Williams Companies, Inc.

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

(e)            TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

               None.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31,
               1998


                                                                                           Amount and
                                                                                           Nature of         Percent
                                              Name and Address of                          Beneficial           of
                Title of Class                   Beneficial Owner                          Ownership          Class
               ---------------          ----------------------------                      -----------        -------
               Ordinary Shares          The Williams Companies, Inc.                        5,075,398         68.96
               $.01 Par Value           One Williams Center
                                        Tulsa, Oklahoma  74172

               Ordinary Shares          Lehman Brothers Holdings Inc.                         404,540           5.5
               $.01 Par Value           3 World Financial Center, 24th Floor
                                        New York, NY 10285

(b)            SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 1998

               Each of the directors of the Company beneficially owns ten shares of the Company's ordinary shares, $.01 par value, as director's qualifying shares.

(c)            CHANGES IN CONTROL

               None.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Certain relationships and related-party transactions are disclosed elsewhere herein in Notes 1 and 6 to the Notes to Consolidated Financial Statements.

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

                                                   APCO ARGENTINA INC.
                                                      (Registrant)


Dated: March 19, 1999                   By: /s/ Thomas Bueno
                                            -----------------------------------
                                                       Thomas Bueno
                                                     Attorney-in-Fact


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *John C. Bumgarner                                           March 19, 1999
--------------------------------------------
John C. Bumgarner, Chairman of the Board
     and Chief Executive Officer


/s/ *Jack D. McCarthy                                            March 19, 1999
--------------------------------------------
Jack D. McCarthy, Vice President and
     Chief Financial Officer


/s/ *Thomas Bueno                                                March 19, 1999
--------------------------------------------
Thomas Bueno, Director, Controller and
     Chief Accounting Officer


/s/ *John H. Williams                                            March 19, 1999
--------------------------------------------
John H. Williams, Director


/s/ *Robert J. LaFortune                                         March 19, 1999
--------------------------------------------
Robert J. LaFortune, Director


*By: /s/ Thomas Bueno                                            March 19, 1999
     ---------------------------------------
     Thomas Bueno, Attorney-in-Fact

                                INDEX TO EXHIBITS


             EXHIBIT
              NUMBER        DESCRIPTION
             -------        ------------
               *(3)     -   Memorandum of Association of Apco Argentina Inc.
                            as amended August 20, 1980, as filed with Form 10-K
                            of the Company for the fiscal year ended on December
                            31, 1980, Commission File No. 0-8933 dated April 30,
                            1981.

               *(3)     -   Articles of Association of Apco Argentina Inc. as
                            filed with Form S-14 (Registration No. 2-6354),
                            dated March 16, 1979.

               *(10)    -   Agreement dated April 23, 1981, among the Company
                            and Bridas S.A.P.I.C., with respect to the Acambuco
                            project, Salta province, Argentina, as filed with
                            Form 10-K, No. 0-8933, dated April 14, 1982.

               *(10)    -   Agreement between The Williams Companies, Inc.,
                            Northwest Argentina Corporation and Apco Argentina
                            Inc. dated April 15, 1987 relating to reimbursement
                            of costs incurred by Williams pursuant to the
                            guarantee by Williams of the bank loan made to
                            Bridas in connection with the release by Bridas of
                            Northwest Argentina Corporation's and Apco Argentina
                            Inc.'s liability in the Acambuco Joint Venture as
                            filed with Form 10-K, No. 0-8933, dated April 11,
                            1988.

               *(10)    -   Agreement dated March 13, 1968, between Perez
                            Companc and YPF for the Exploration, Exploitation
                            and Development of the "Entre Lomas" area, Contract
                            Number 12,507 as filed with Form S-1, Registration
                            No. 2-62187 dated September 26, 1978.

               *(10)    -   Translation dated November 18, 1970, of agreement
                            dated March 13, 1968, between Perez Companc and YPF
                            as filed with Form S-1, Registration No. 2-62187
                            dated September 26, 1978.



               *(10)    -   Joint Venture Agreement dated April 1, 1968, among
                            Apco Oil Corporation, Perez Companc and Petrolera as
                            filed with Form S-1, Registration No. 2-62187 dated
                            September 26, 1978.

               *(10)    -   Joint Venture Agreement dated February 29, 1972,
                            among the Company, Perez Companc and Petrolera as
                            filed with Form S-1, Registration No. 2-62187 dated
                            September 26, 1978.

               *(10)    -   Joint Venture Agreement dated March 23, 1977,
                            among the Company, Perez Companc and Petrolera as
                            filed with Form S-1, Registration No. 2-62187 dated
                            September 26, 1978.

               *(10)    -   Contract dated December 1977 amending the March
                            13, 1968 Agreement between Perez Companc and YPF as
                            filed with Form S-1, Registration No. 2-62187 dated
                            September 26, 1978.

               *(10)    -   Memorandum of Agreement dated August 16, 1979,
                            among the Company, Perez Companc and Petrolera as
                            filed with Form 10-K, No. 0-8933, dated March 28,
                            1980.

               *(10)    -   Agreement dated December 7, 1983, between
                            Petrolera and YPF regarding the delivery of propane
                            and butane from the Entre Lomas area, as filed with
                            Form 10-K, No. 0-8933, dated April 12, 1983.

               *(10)    -   CONTRACT FOR THE EXPLORATION, EXPLOITATION AND
                            DEVELOPMENT OF THE "ENTRE LOMAS" AREA, dated July 8,
                            1982 between Yacimientos Petroliferos Fiscales
                            Sociedad Del Estado and Petrolera Perez Companc,
                            Inc. relating to the extension of Contract No.
                            12,507, as filed with Form 10-K, No. 0-8933, dated
                            April 12, 1983.

               *(10)    -   ADDITIONAL CLAUSE NUMBER 3 dated December 18,
                            1985, to the agreement between Perez Companc and YPF
                            covering the Entre Lomas area dated March 13, 1968
                            and attached translation as filed with Form 10-K,
                            No. 0-8933, dated April 11, 1988.

               *(10)    -   Agreement between the Joint Committee created by
                            the Ministry of Public Works and Services and the
                            Ministry of Energy, YPF and Petrolera Perez Companc
                            S.A. dated December 26, 1990, constituting the
                            conversion to concession and deregulation of the
                            original Entre Lomas contract number 12,507.

                (24)    -   Power of attorney.

                (27)    -   Financial data schedule.

               * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.