Form 10-Q
period 1999-03-31
APCO ARGENTINA INC/NEW
filed 1999-05-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934.

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 0-8933

                               APCO ARGENTINA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CAYMAN ISLANDS
      (STATE OR OTHER JURISDICTION OF                        EIN 98-0199453
      INCORPORATION OR ORGANIZATION)

           POST OFFICE BOX 2400
              TULSA, OKLAHOMA                                     74102
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER:                                (918) 573-2164


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


                    CLASS                          OUTSTANDING AT APRIL 30, 1999
       ORDINARY SHARES, $.01 PAR VALUE                     7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX


                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Balance Sheets -- March 31, 1999 and
                    December 31, 1998
                                                                                                  3

                 Consolidated Statements of Operations -- Three
                    Months Ended March 31, 1999 and 1998
                                                                                                  4

                 Consolidated Statements of Cash Flows -- Three
                    Months Ended March 31, 1999 and 1998
                                                                                                  5

                 Notes to Consolidated Financial Statements
                                                                                                  6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                                                                                  7

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISKS                                                                        12


PART II. OTHER INFORMATION                                                                       13


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

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



(Amounts in Thousands)                                    March 31,       December 31,
                                                            1999             1998
                                                          ---------       -----------
ASSETS                                                   (UNAUDITED)
Current Assets:
   Cash and cash equivalents                              $ 11,138         $ 13,596
   Accounts receivable                                       5,788            5,653
   Inventory                                                   683              865
   Other current assets                                        449              472
                                                          --------         --------
         Total Current Assets                               18,058           20,586
                                                          --------         --------
Property and Equipment:
   Cost                                                     80,296           79,596
   Accumulated depreciation                                (39,375)         (38,458)
                                                          --------         --------
                                                            40,921           41,138
Other assets                                                   865              550
                                                          --------         --------
                                                          $ 59,844         $ 62,274
                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                       $  2,567         $  5,415
   Accrued liabilities                                       2,321            2,092
   Dividends payable                                         1,196            1,196
                                                          --------         --------
         Total Current Liabilities                           6,084            8,703
                                                          --------         --------
Other Liabilities                                            3,179            3,170
                                                          --------         --------
Stockholders' Equity, per accompanying statements:
   Ordinary shares, par value $.01 per share;
      15,000,000 shares authorized;
      7,360,311 shares outstanding                              74               74
   Additional paid-in capital                                9,326            9,326
   Retained earnings                                        41,181           41,001
                                                          --------         --------
         Total Stockholders' Equity                         50,581           50,401
                                                          --------         --------
                                                          $ 59,844         $ 62,274
                                                          ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



(Amounts in Thousands Except Per Share)                       Three Months Ended
                                                                   March 31,
                                                            1999             1998
                                                          --------         --------
REVENUES:

   Operating revenue                                      $  7,659         $  8,384
   Other revenues                                              101              237
                                                          --------         --------
                                                             7,760            8,621
                                                          --------         --------
COSTS AND EXPENSES:

   Operating expense                                         2,554            2,838
   Provincial royalties                                        691              890
   Transportation & storage                                    472              425
   Selling and administrative                                  579              481
   Depreciation, depletion and amortization                  1,028            1,022
   Exploration expense                                           2               78
   Argentine taxes                                             717              868
   Other expense, net                                          341              209
                                                          --------         --------
                                                             6,384            6,811
                                                          --------         --------
NET INCOME                                                $  1,376         $  1,810
                                                          ========         ========
INCOME PER ORDINARY SHARE, Basic and Diluted              $    .19         $    .25
                                                          ========         ========
AVERAGE ORDINARY SHARES
   OUTSTANDING, Basic and Diluted                            7,360            7,360
                                                          ========         ========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in Thousands)                                                 Three Months Ended
                                                                            March 31,
                                                                      1999             1998
                                                                    --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income                                                       $  1,376         $  1,810
   Adjustments to reconcile to cash
      (used) provided by operating activities:
         Depreciation, depletion and amortization                      1,028            1,022
         Retirement of property                                           17             --
         Changes in accounts receivable                                 (135)           1,818
         Changes in inventory                                            182            1,323
         Changes in other current assets                                  23             (267)
         Changes in accounts payable                                  (2,848)            (491)
         Changes in accrued liabilities                                  229           (2,442)
         Changes in other assets and liabilities
           including Acambuco investments                               (306)             327
                                                                    --------         --------
   Net cash (used) provided by operating activities                     (434)           3,100
                                                                    --------         --------
CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                                                 (828)          (3,086)

CASH FLOW FROM FINANCING ACTIVITIES:

   Dividends paid                                                     (1,196)          (1,196)
                                                                    --------         --------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                                     (2,458)          (1,182)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                                              13,596           21,183
                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                                                  $ 11,138         $ 20,001
                                                                    ========         ========
Supplemental disclosures of cash flow information:

   Cash paid during the period for Argentine income taxes           $    361         $  1,549

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 1999 and 1998. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      INCOME TAXES

         As described in Note 6 of Notes to Consolidated Financial Statements included in the Company's 1998 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent (thirty three percent for 1998) which tax is included in the Consolidated Statements of Operations as Argentine taxes.

         In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture and its legal and tax counsels that it was exempted from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

FINANCIAL CONDITION

OIL PRICES

Commodity prices, including crude oil, are subject to economic cycles and demand and supply imbalances. The price of crude oil can also be affected by political decisions made by governments of countries that are members of the Organization of Petroleum Exporting Countries ("OPEC"). The above factors are evidenced by the dramatic swings in world oil prices during 1997, 1998, and during the first four months of 1999. The Company's sales price per barrel of oil for 1997 averaged $19.52. Oil prices began to decline during the latter part of 1997 and continued declining throughout 1998. The Company's sales price per barrel of oil for 1998 averaged $12.71. During December 1998 and the first two months of 1999 the Company sold its oil for as low as $10 per barrel.

The March 1999 decision by OPEC member nations to cut production quotas significantly, combined with the recent improvement in the condition of Far East Asian economies, has served to propel oil prices upward during April and May. By early May, the price of West Texas Intermediate was approaching the $19 level. Adjusting for the discount from WTI used to calculate the sales price of Medanito crude oil, the Company's sales price at these levels is about $17.50 per barrel. There is no way to predict whether this recent dramatic increase in crude oil prices can be sustained. Adherence by OPEC member nations to the new production quotas is crucial. If the market sees evidence of non-compliance, the most recent trend could reverse.

The fall in oil prices described above had a significant negative impact on the Company's net income and cash flow during 1998. The first quarter 1999 was similarly affected. Since oil production levels are successfully being maintained, income and cash flow for the remainder of the year will be dependent on oil prices.

CAPITAL SPENDING

The Company is strategically committed to the long-term development of its properties. In the Entre Lomas concession, in spite of declining oil prices, the joint venture partners did not curtail capital spending in 1998. The Entre Lomas initial capital plan for 1999 estimated investments of $26 million, or $12.5 million net to the Company. However, as Entre Lomas crude oil sale prices reached $10 per barrel in December 1998, the joint venture was forced to reevaluate its capital program, cutting proposed investments by fifty percent, to just over $12 million, or $5.8 million net. Not including the Company's share of Acambuco cash calls, capital expenditures for the three months ended March 31, 1999 totaled $828 thousand, compared with $3.1 million for the same period in the previous year.

The Entre Lomas partners will be reviewing their capital program for 1999 periodically in the light of fluctuating oil prices. If possible, the joint venture will restore development drilling deleted when the 1999 capital plan was revised. Drilling in the concession scheduled for 1999 commenced in March, and is continuing into April and May.

ENTRE LOMAS EXPLORATION

In March 1999, the joint venture partners began their interpretation of the 370 square kilometers of 3D seismic shot over Entre Lomas concession in 1998. It is expected that the interpretation will be completed by the third quarter of this year. This just acquired seismic will enable the partners to integrate it and the previous 1995 3D seismic program into one continuous block. It is the intention of the partners to identify the most attractive exploration prospects, and thereafter, if oil prices cooperate, undertake exploration drilling in the concession.

ACAMBUCO

Two wells are currently being drilled in the concession. The first well, the San Pedrito x-2, commenced drilling in September 1998. Its intended objective is to confirm the 1996 Huamampampa discovery made by the San Pedrito x-1 well. This well is currently drilling at 14,000 feet. The second well, the Cerro Tuyunti x-1, commenced drilling in January. It will explore the second of the four principal structures currently identified in the concession. This well is currently drilling at 11,000 feet. These wells require approximately eleven months to reach total depth. Both wells will be drilled to about 18,000 feet and will test the deeper Santa Rosa formation that is also gas prospective in the region. A recent long-term production test of the San Pedrito x-1 well proved successful. During the first quarter of 1999, the Company's 1.5 percent share of expenditures in Acambuco have totaled almost $400 thousand.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Company generated net income of $1.4 million. This compares with $1.8 million for the same period in 1998. The decrease in net income is primarily due to reduced oil sales. Although, in the quarter to quarter comparison, oil sales volumes increased by twelve percent, this favorable outcome was more than offset by lower prices. During the current quarter, the Company's per barrel sales price of oil averaged $11.48, compared with $14.87 for the same period in 1998. The reduction in oil sales was partially offset by lower provincial royalties, income taxes, and operating expense. The decrease in operating expense was the result of curtailment in well workovers, which occurred as part of the overall reduction in investments in the Entre Lomas concession during the months of low oil prices.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices, and production costs for the periods indicated.

                                                                   Three Months Ended
                                                          ------------------------------------
                                                             March 31,            March 31,
                                                               1999                  1998
                                                          --------------        --------------
Total Sales Volumes-Net to Company

Crude Oil and Condensate (bbls)                               453,899           402,455
Gas (mcf)                                                   1,772,515         1,760,457
LPG (tons)                                                      1,482             1,325

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                             $     11.48        $    14.87
Gas (per mcf)                                             $      1.26        $     1.24
LPG (per ton)                                             $    151.40        $   162.53

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                             $      7.77        $     7.67
Gas (per mcf)                                             $       .18        $      .31
LPG (per ton)                                             $     63.00        $    77.13

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

Gas production cost for 1998 included some catch-up depreciation charges booked in the first quarter of the year.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

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



                                                 APCO ARGENTINA INC.
                                              -------------------------
                                                     (Registrant)


                                         By:       /s/ Thomas Bueno
                                            ------------------------------------
                                            Controller, (Duly Authorized Officer
                                                    of the Registrant) and
                                                   Chief Accounting Officer


May 12, 1999

                               INDEX TO EXHIBITS


     Exhibits No.               Description
     ------------               -----------
      Exhibit 27    -     Financial Data Schedule