Form 10-Q
period 1999-06-30
APCO ARGENTINA INC/NEW
filed 1999-08-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  CLASS                         OUTSTANDING AT JULY 31, 1999
     ORDINARY SHARES, $.01 PAR VALUE                   7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -- June 30, 1999 and
                       December 31, 1998
                                                                                                     3

                    Consolidated Statements of Operations -- Three and
                       Six Months Ended June 30, 1999 and 1998
                                                                                                     4

                    Consolidated Statements of Cash Flows -- Six Months
                       Ended June 30, 1999 and 1998
                                                                                                     5

                    Notes to Consolidated Financial Statements
                                                                                                     6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                                                                                     8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                       RISKS                                                                        12


PART II.  OTHER INFORMATION                                                                         14

Portions of this document may constitute "forward-looking statements" as defined by federal law. Although Apco Argentina Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in Apco Argentina Inc.'s annual report on Form 10-K.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)                              June 30,    December 31,
                                                      1999         1998
                                                    --------    -----------
ASSETS                                            (UNAUDITED)
Current Assets:
     Cash and cash equivalents                      $ 11,359      $ 13,596
     Accounts receivable                               8,582         5,653
     Inventory                                           600           865
     Other current assets                                101           472
                                                    --------      --------
           Total Current Assets                       20,642        20,586
                                                    --------      --------

Property and Equipment:
     Cost                                             82,611        79,596
     Accumulated depreciation                        (40,779)      (38,458)
                                                    --------      --------
                                                      41,832        41,138
                                                    --------      --------
Other Assets                                           1,258           550
                                                    --------      --------
                                                    $ 63,732      $ 62,274
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               $  3,030      $  5,415
     Accrued liabilities                               4,608         2,092
     Dividends payable                                 1,196         1,196
                                                    --------      --------
           Total Current Liabilities                   8,834         8,703
                                                    --------      --------
Other Liabilities                                      3,189         3,170
                                                    --------      --------

Stockholders' Equity:
     Ordinary shares, par value $.01 per share;
        15,000,000 shares authorized
        7,360,311 outstanding                             74            74
     Additional paid-in capital                        9,326         9,326
     Retained earnings                                42,309        41,001
                                                    --------      --------
           Total Stockholders' Equity                 51,709        50,401
                                                    --------      --------
                                                    $ 63,732      $ 62,274
                                                    ========      ========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


(Amounts in Thousands Except Per Share)                    Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                         ----------------------      ----------------------
                                                           1999          1998          1999          1998
                                                         --------      --------      --------      --------
REVENUES:
           Operating revenues                            $  9,445      $  7,991      $ 17,104      $ 16,375
           Other revenues                                     103           209           204           446
                                                         --------      --------      --------      --------
                                                            9,548         8,200        17,308        16,821
                                                         --------      --------      --------      --------

COSTS AND EXPENSES:

           Operating expense                                2,812         3,497         5,366         6,281
           Provincial royalties                             1,118           960         1,809         1,850
           Transportation & storage                           434           425           906           904
           Selling and administrative                         491           652         1,070         1,133
           Depreciation, depletion, and amortization        1,390           918         2,418         1,940
           Exploration expense                                 --            62             2           140
           Argentine taxes                                  1,404           618         2,121         1,486
           Other (income) expense, net                       (425)         (163)          (84)           46
                                                         --------      --------      --------      --------
                                                            7,224         6,969        13,608        13,780
                                                         --------      --------      --------      --------

NET INCOME                                               $  2,324      $  1,231      $  3,700      $  3,041
                                                         ========      ========      ========      ========

INCOME PER ORDINARY SHARE, Basic and
           Diluted                                       $    .31      $    .17      $    .50      $    .41
                                                         ========      ========      ========      ========

AVERAGE ORDINARY SHARES
           OUTSTANDING, Basic and Diluted                   7,360         7,360         7,360         7,360
                                                         ========      ========      ========      ========


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands)                                    Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income                                          $  3,700      $  3,041
   Adjustments to reconcile to cash
      provided by operating activities:
         Depreciation, depletion and amortization         2,418         1,940
         Retirement of property                              17            --
         Changes in accounts receivable                  (2,929)        1,128
         Changes in inventory                               265           511
         Changes in other current assets                    371           (89)
         Changes in accounts payable                     (2,385)          444
         Changes in accrued liabilities                   2,516        (3,579)
         Changes in other assets and liabilities
           including Acambuco investments                  (689)          465
                                                       --------      --------

   Net cash provided by operating activities              3,284         3,861

CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                                  (3,129)       (6,278)

CASH FLOW FROM FINANCING ACTIVITIES:

   Dividends paid                                        (2,392)       (2,392)
                                                       --------      --------

NET CHANGE IN CASH AND
   CASH EQUIVALENTS                                      (2,237)       (4,809)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                               13,596        21,183
                                                       --------      --------

CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                   $ 11,359      $ 16,374
                                                       ========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the year for income taxes          $    523      $  2,587


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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three and six months ended June 30, 1999 and 1998. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      INCOME TAXES

         As described in Note 6 of Notes to Consolidated Financial Statements included in the Company's 1998 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent which tax is included in the Consolidated Statements of Operations as Argentine taxes. The rate was increased to thirty-five percent as of December 31, 1998 and was effective for all of 1998.

(3)      OBLIGATORY SAVINGS

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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. The DGI has now filed an appeal before the Supreme Court. As of the date of these Consolidated Financial Statements the Supreme Court had not yet rendered its decision. Although the DGI can require that the amount in question be deposited, it has not done so pending the Supreme Court's final ruling. In the opinion of Petrolera's management and

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         its legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is remote. The Company has no reason to believe otherwise, and accordingly, has not recorded a liability for its share of the asserted claim.

(4)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS No. 133 to extend the effective date of adoption for fiscal periods after June 15, 2000. Further, SFAS 137 requires companies to either (a) recognize as an asset or liability in the balance sheet all embedded derivative instruments at the date of initial application or (b) select either January 1, 1998 or January 1, 1999 as a application date, and only those derivatives issued, acquired, or substantively altered on or after that date shall be recognized in the balance sheet. SFAS Nos. 133 and 137 have no impact on the Company's financial statements as it currently is not using derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

OIL PRICES

This year's March OPEC meeting resulted in a decision by member nations to implement important reductions in production quotas. Commodities markets reacted favorably to the decision and oil prices began to rise. During the second quarter of the year, there were also indications of renewed growth in the economies of far east Asian countries which had been in recession since mid-1997. This combination of events helped trigger a spurt in oil prices. By the end of July, the per barrel price of West Texas Intermediate ("WTI"), the reference crude used for determining oil prices in Argentina, was $20.50. Adjusting for the local discount from WTI, the Company's per barrel sales price at this level is just over $19.00.

As reflected in the statistical table on page 10, the average per barrel sales price for the six months ended June 30, 1999 is $13.78. This compares favorably with the previously reported first quarter's average price of $11.48 and reflects the recent trend in oil prices. The Company's sales price for the second quarter averaged $16.40. The improvement in oil prices has had a significantly positive impact on the Company's year to date net income that totaled $3.7 million.

There is no way to predict whether this recent sharp increase in crude oil prices can be sustained. Adherence by OPEC member nations to the production quotas agreed in March is crucial. If oil markets see any evidence of non-compliance, prices could again soften.

CAPITAL SPENDING

As described in the first quarter 10-Q, due to the depressed state of oil prices early in the first quarter of 1999, the Entre Lomas partners reduced the 1999 capital budget by fifty percent from the originally proposed $26 million, or $12.5 million net to the Company. However, since April, the joint venture has twice modified the investment program, restoring most of the original development drilling program and supplementing the budget for the conversion of all remaining gas lift wells in the Charco Bayo/Piedras Blancas field to rod pumps. This requires an additional investment of $10 million, or $4.7 million net to the Company. The conversions should be completed sometime in the year 2000. Their effect should be modest increases in oil production from converted wells, and availability for sale of associated gas currently being consumed by the gas lift system.

No development drilling occurred during the first quarter of the year. In the second quarter, eight wells commenced drilling, of which, some were recently placed on production, and others are in different stages of drilling and completion. We expect that all will be on production by the end of August.

Secondary recovery operations commenced in the Entre Lomas oil field in 1998. Over the next two years, waterflooding will be expanded gradually throughout the entire field. Some of the development wells currently being drilled in this field will eventually be converted to injection. The length of time they remain on production will depend on their future performance.

PRODUCTION

Over the first six months of the year, Entre Lomas oil production averaged 10,000 barrels per day totaling 1.8 million barrels, or 860 thousand net to the Company. Over the same period, natural gas production averaged 42 million cubic feet per day totaling 7.6 billion cubic feet, or 3.6 billion cubic feet net to the Company.

ENTRE LOMAS EXPLORATION

In March 1999, the joint venture partners began their interpretation of the 370 square kilometers of 3D seismic shot over the Entre Lomas concession in 1998. It is expected that the interpretation will be completed by the third quarter of this year. This just acquired seismic will enable the partners to integrate it and the previous 1995 3D seismic program into one continuous block. It is the intention of the partners to identify the most attractive exploration prospects, and thereafter, if oil prices cooperate, undertake exploration drilling in the concession. To date the interpretation process is proceeding as planned.

ACAMBUCO

Two wells are currently drilling in the concession. The first well, the San Pedrito x-2 commenced drilling in September 1998. The intended objective is to confirm the 1996 Huamampampa discovery made by the San Pedrito x-1 well. The projected total depth is 18,150 feet. When drilling reached 14,000 feet, problems were encountered. The well is currently being sidetracked at a depth of 11,400 feet.

The second well, the Cerro Tuyunti x-1, commenced drilling in January of this year. It will explore what is believed to be the largest of the four principal structures currently identified in the concession. This well is currently drilling at 16,000 feet and has been problem free. However, repeat sections of shallower formations have been encountered resulting in the objective formation being considerably deeper than originally believed.

The subsurface environment in Acambuco is very faulted and folded. Combine this aspect with the depth of the target formations and the result is complex and difficult drilling. To date, of all deep wells drilled in Acambuco dating back to the early 1980's, all have experienced mechanical problems of some form or another and encountered unexpected subsurface developments.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1999, the Company generated net income of $2.3 million and $3.7 million, respectively. This compares with $1.2 million and $3 million for the same periods in 1998.

The improvement in net income for the three month periods is due to increased oil sales revenue caused by a sharp rise in the Company's average sales price that occurred during the quarter. The factors that gave rise to this price increase are explained previously under "Financial Condition". In addition, operating expense during the period decreased due to the reduced volume of workovers performed in the Entre Lomas concession, personnel reductions implemented in Entre Lomas, and the cessation of operations in the Canadon Ramirez concession. In 1998, the Company was incurring expenses related with its Canadon Ramirez work commitment.

The positive effects of increased sales and reduced operating expense were partially offset by higher depreciation expense relating to the Canadon Ramirez concession, and increased Argentine income taxes that are the result of higher net income.

The improvement in net income for the six-month periods is due to increased oil sales revenue caused by higher sales volumes over the period. Oil sales price was not a factor during the six-month period as the average for both years was almost the same. In fact, although the average oil price for the periods was almost the same, during 1999 oil prices have been on the increase, while in 1998, oil prices were declining. The other factors that contributed to the increase in net income for the six month periods are the same as those described previously for the three month periods. More specifically, they are lower operating expense in both the Entre Lomas and Canadon Ramirez concessions, offset by higher depreciation expense relating to Canadon Ramirez, and increased Argentine income taxes.

The following table shows sales of crude oil, condensate, natural gas and gas liquids, net to the Company's interests, and average sales prices, and production costs for the periods indicated.


                                                       Six Months Ended
                                               -------------------------------
                                                  June 30,          June 30,
                                                    1999              1998
                                               -------------     -------------
Total Sales-Net to Company

Crude Oil and Condensate (bbls)                      853,413           792,405
Gas (mcf)                                          3,615,802         3,738,910
LPG (tons)                                             3,351             2,765

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                  $       13.78     $       13.92
Gas (per mcf)                                  $        1.33     $        1.30
LPG (per ton)                                  $      157.66     $      171.23

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                  $        8.24     $        8.77
Gas (per mcf)                                  $         .19     $         .29
LPG (per ton)                                  $       61.98     $       95.95

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

YEAR 2000 COMPLIANCE

During 1999, most companies are facing a potentially serious information systems problem because many software applications and the operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to shut down or provide incorrect data or information. Petrolera, the operator of the Entre Lomas concession, from which the Company derives one-hundred percent of its operating revenue, has initiated the process of identifying changes required to computer programs that impact the critical aspects of the joint venture's business and guarantee continuation of its production and sales operations, including major interfaces with customers and suppliers such as pipelines that carry products to market and companies that provide power to the concession.

Petrolera has completed an inventory of all equipment and software that may be affected by the change of the century, and is evaluating modifications required to become Year 2000 compatible. At this time, new financial, accounting and administrative systems have been implemented which are fully compatible. Petrolera, and the Company, believe that systems over which they have direct control will be fully compliant. It is estimated that by the end of August 1999, Petrolera will have achieved the fundamental objective of full Year 2000 compliance of the systems over which it has direct control at a cost which is not material to the joint venture's business, financial condition, or results of operation.

Although Petrolera is monitoring compliance efforts by major third party companies upon which the Entre lomas concession depends, there does exist the possibility of operation disruptions in the event of non-compliance by third parties. Sales disruption would be the worst case manifestation of this possibility exposing the Company to a loss of sales revenue of approximately $90 thousand per day. Based on Petrolera's discussions with third parties, the Company expects them to also be fully compliant by the end of the third quarter, thereby minimizing the chance of a disruption of operations.

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

The Far East Asian and Russian financial crises of 1997 and 1998 impacted the economies of many emerging market countries. Argentina was not affected significantly but did experience a slow down in economic growth. In 1998, the country's Gross Domestic Product grew at a rate of 4 percent compared with 8.6 percent in 1997. Economic activity in Argentina has now been impacted negatively by this year's currency devaluation in Brazil. It is currently expected that Argentina's economy will contract during 1999 as a consequence of Brazil's devaluation.

Argentina is a part of "Mercosur", a common market established by customs agreements between Argentina, Brazil, Uruguay, and Paraguay. The "Mercosur" market comprises a population of approximately 200 million with a total gross domestic product of $1.1 trillion. The devaluation of Brazil's currency in early 1999 is having an adverse impact on Argentine economic growth. Brazil is Argentina's largest trading partner.

Presidential elections will occur in Argentina in October of this year. President Menem is completing his second and final term. All candidates for the office have stated that they intend to preserve the convertibility law, the current monetary regime that has worked so well since 1991. The new President will be forced to deal with the country's growing fiscal deficit that if not brought under control will put increasing strain on monetary policy.

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



                                                  APCO ARGENTINA INC.
                                               ---------------------------
                                                     (Registrant)






                                    By:          /s/ Thomas Bueno
                                          -----------------------------------
                                          Controller, Duly Authorized Officer
                                             and Chief Accounting Officer


August 12, 1999

                               INDEX TO EXHIBITS

Exhibit Number                 Description
---------------                -----------
   27                          Financial Data Schedule