Form 10-Q
period 1999-09-30
APCO ARGENTINA INC/NEW
filed 1999-11-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
---

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
---
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


                  CLASS                       OUTSTANDING AT OCTOBER 31, 1999
    ORDINARY SHARES, $.01 PAR VALUE                  7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX



                                                                                        Page No.
                                                                                        --------
PART I.     FINANCIAL INFORMATION:

            ITEM 1.      FINANCIAL STATEMENTS

                         Consolidated Balance Sheets - September 30, 1999 and
                              December 31, 1998                                             3

                         Consolidated Statements of Operations - Three and
                              Nine Months Ended September 30, 1999 and 1998                 4

                         Consolidated Statements of Cash Flows - Nine Months
                              Ended September 30, 1999 and 1998                             5

                         Notes to Consolidated Financial Statements                         6

            ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS                           8


PART II.    OTHER INFORMATION                                                              15


Portions of this document may constitute forward-looking statements as defined by federal law. Although Apco Argentina Inc. believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in Apco Argentina Inc.'s annual report on Form 10-K

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Amounts in Thousands)                                  September 30,    December 31,
                                                            1999             1998
                                                        -------------    ------------
ASSETS                                                   (Unaudited)
Current Assets:
       Cash and cash equivalents                          $ 13,444         $ 13,596
       Accounts receivable                                   7,487            5,653
       Inventory                                               627              865
       Other current assets                                    566              472
                                                          --------         --------

           Total Current Assets                             22,124           20,586
                                                          --------         --------

Property and Equipment:
       Cost                                                 84,801           79,596
       Accumulated depreciation                            (41,950)         (38,458)
                                                          --------         --------

                                                            42,851           41,138
Other assets                                                 1,510              550
                                                          --------         --------

                                                          $ 66,485         $ 62,274
                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                   $  2,915         $  5,415
       Accrued liabilities                                   5,404            2,092
       Dividends payable                                     1,196            1,196
                                                          --------         --------

           Total Current Liabilities                         9,515            8,703
                                                          --------         --------

Other Liabilities                                            3,207            3,170
Deferred Tax Liability                                         100             --

Stockholders' Equity, per accompanying statements:
       Ordinary shares, par value $.01 per share;
           15,000,000 shares authorized;
           7,360,311 shares outstanding                         74               74
       Additional paid-in capital                            9,326            9,326
       Retained earnings                                    44,263           41,001
                                                          --------         --------

           Total Stockholders' Equity                       53,663           50,401
                                                          --------         --------

                                                          $ 66,485         $ 62,274
                                                          ========         ========


 The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




(Amounts in Thousands Except Per Share)               Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                    ----------------------        ----------------------
                                                      1999          1998           1999            1998
                                                    -------        -------        -------        -------
REVENUES:

   Operating revenue                                $11,934        $ 9,641        $29,038        $26,026
   Other revenues                                       116            183            320            629
                                                    -------        -------        -------        -------

                                                     12,050          9,824         29,358         26,655
                                                    -------        -------        -------        -------


COSTS AND EXPENSES:

   Operating expense                                  2,933          3,796          8,299         10,007
   Provincial royalties                               1,313            916          3,122          2,766
   Transportation & storage                             445            551          1,351          1,455
   Selling and administrative                           409            444          1,479          1,577
   Depreciation, depletion and amortization           1,212          1,139          3,630          3,079
   Exploration expense                                  196             24            198            164
   Argentine taxes                                    2,073          1,146          4,194          2,632
   Other expense, net                                   319            296            235            342
                                                    -------        -------        -------        -------

                                                      8,900          8,312         22,508         22,092
                                                    -------        -------        -------        -------

NET INCOME                                          $ 3,150        $ 1,512        $ 6,850        $ 4,563
                                                    =======        =======        =======        =======


INCOME PER ORDINARY SHARE, Basic and Diluted        $   .43        $   .21        $   .93        $   .62
                                                    =======        =======        =======        =======

AVERAGE ORDINARY SHARES
   OUTSTANDING, Basic and Diluted                     7,360          7,360          7,360          7,360
                                                    =======        =======        =======        =======





The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in Thousands Except Per Share)                          Three Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                    $  6,850         $  4,563
Adjustments to reconcile to cash
    provided by operating activities:
      Depreciation, depletion and amortization                   3,630            3,079
      Retirement of property                                        20             --
      Changes in accounts receivable                            (1,834)            (795)
      Changes in inventory                                         238            1,471
      Changes in other current assets                              (94)             (88)
      Changes in accounts payable                               (2,500)             526
      Changes in accrued liabilities                             3,312           (2,678)
      Changes in other assets and liabilities
        including Acambuco investments                            (823)             562
                                                              --------         --------

Net cash provided by operating activities                        8,799            6,640

CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                                         (5,363)          (9,615)

CASH FLOW FROM FINANCING ACTIVITIES:

   Dividends paid                                               (3,588)          (3,588)
                                                              --------         --------

NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                                 (152)          (6,563)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                                        13,596           21,183
                                                              --------         --------

CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                                            $ 13,444         $ 14,620
                                                              ========         ========

Supplemental disclosures of cash flow information:

Cash paid during the period for Argentine income taxes        $  1,167         $  3,516


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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three and nine months ended September 30, 1999 and 1998. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      INCOME TAXES

         As described in Note 6 of Notes to Consolidated Financial Statements included in the Company's 1998 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent (thirty three percent for 1998) and is included in the Consolidated Statements of Operations as Argentine taxes. The rate was increased to thirty-five percent as of December 31, 1998 and was effective for all of 1998.

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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. The DGI has now filed an appeal before the Supreme Court. Although the DGI can require that the amount in question be deposited, it has not done so pending the courts final ruling.

                      APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         As of the date of these Consolidated Financial Statements, the Supreme Court has not yet rendered its decision. Although there exists an unfavorable ruling in the court in a prior case regarding Obligatory Savings, our case is different and there are arguments that support the Appellate Court's decision in favor of Petrolera and the joint venture. In the opinion of legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is only reasonably possible. The Company has no reason to believe otherwise. Nevertheless, management does not believe the Company will incur a significant negative affect on its financial condition or results of operation in the event of an unfavorable ruling in excess of reserves previously provided by the joint venture and the Company.

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

FINANCIAL CONDITION

OIL PRICES

This year's March OPEC meeting resulted in a decision by member nations to implement important reductions in oil production quotas. Commodities markets reacted favorably to the decision and oil prices began to rise. Furthermore, since the second quarter of the year, there are indications of renewed growth in the economies of far-east Asian countries that had been in recession since mid-1997. This combination of events helped trigger an increase in oil prices that by the end of June reached $18 per barrel, as measured by West Texas Intermediate, the benchmark crude used to determine oil prices in Argentina. The price of oil continued to increase sharply during the third quarter such that, after adjusting for the local discount from WTI, the Company's per barrel sales price in September averaged $22.94.

As reflected in the statistical table on page 11, the year to date nine-month per barrel oil price averaged $16.08. This improvement in oil prices has had a significant positive impact on the Company's year to date net income as reflected by the upward trend in the Company's quarterly net income during the year.

            --------------------------------------------------------
                        1999           NET INCOME IN MILLIONS
            --------------------------------------------------------
                    1st quarter                 $ 1.4
            --------------------------------------------------------
                    2nd quarter                 $ 2.3
            --------------------------------------------------------
                    3rd quarter                 $ 3.2
            --------------------------------------------------------
                     Year to date               $ 6.9
            --------------------------------------------------------

There is no way to predict whether this recent sharp increase in crude oil prices can be sustained. Many factors affect this market, including, among others, exploration discoveries, fluctuations in market demand, and adherence by OPEC member nations to the production quotas.

CAPITAL SPENDING

As described in the first quarter 10-Q, due to the depressed state of oil prices in 1998 and the first quarter of 1999, the Entre Lomas partners reduced the 1999 capital budget by fifty percent from the originally proposed $26 million, or $12.5 million net to the Company. However, since April, the joint venture has twice modified the investment program, restoring many items in the original program including development drilling, and supplementing the budget for the conversion of all remaining gas lift wells in the Charco Bayo/Piedras Blancas field to rod pumps. This requires an additional investment of $10 million, or $4.7 million net to the Company. The conversion program commenced in

August and should be completed by the end of the year 2000. Its effect should be modest increases in oil production resulting from more efficient production from the converted wells, and availability for sale of associated gas currently being consumed by the gas lift system.

By mid October, all development drilling provided for in the restored program had been completed. Eleven wells have been drilled, completed, and placed on production.

Secondary recovery operations commenced in the Entre Lomas oil field in 1998. Over the next two years, waterflooding will be expanded gradually throughout this entire field which to date contains 48 wells. Several of the development wells drilled in this field during 1998 and 1999 will eventually be converted to injection. The length of time they remain on production will depend on their future performance. The El Caracol waterflood, the oil field in the northwest corner of the concession, produces from the same formation as the Entre Lomas oil field. It has proven to be a successful waterflood. The joint venture partners expect similar results in this field.

PRODUCTION

Over the first nine months of the year, daily oil production in the Entre Lomas concession averaged 9,943 barrels, or 4,737 barrels net to the Company. Over the same period, daily natural gas production averaged 42.3 million cubic feet, or
20.1 million cubic feet net to the Company.


ENTRE LOMAS EXPLORATION

In March 1999, the joint venture partners began their interpretation of the 370 square kilometers of 3D seismic shot over the Entre Lomas concession during the latter part of 1998. It is expected that the interpretation will be completed by the end of the year. This just acquired seismic enables the partners to integrate it and the previous 1995 3D seismic program into one continuous block over the entire length of the concession. It is the intention of the partners to identify the most attractive exploration prospects, and thereafter, if oil prices cooperate, undertake exploration drilling in the concession.

To date several interesting prospects have been defined targeting both the existing producing formations and as yet unexplored deeper horizons. Additional work is required to refine and map the areas of interest. This seismic has helped to establish that the area of possible development around the Borde Mocho #1 discovery well, drilled in 1995, may be bigger than originally mapped from 2D seismic. The partners are currently drilling the Borde Mocho # 2 to confirm whether this structure merits additional development.

ACAMBUCO

Two wells are currently drilling in this concession. The first well, the San Pedrito x-2 commenced drilling in September 1998. The intended objective is to confirm the 1996 Huamampampa discovery made by the San Pedrito x-1 well. During the course of drilling, this well has experienced various problems. Cumulative costs of this well to date total more than $40 million, or more than $600 thousand net to the Company's interest. Today the well is drilling through the Huamampampa. Although there are as yet no test results, the well appears to contain gas. After evaluating Huamampampa, the partners will proceed to the second target, the Santa Rosa formation. Total depth of 18,150 feet should be reached sometime in December.

The second well, the Cerro Tuyunti x-1, commenced drilling in January of this year. It will explore what is believed to be the largest of the four principal structures currently identified in the concession. This well is currently drilling below 18,000 feet and has been relatively problem free. However, repeat sections of a shallower formation were encountered resulting in the Huamampampa formation being considerably deeper than originally believed. The joint venture expects to reach the target below 19,000 feet, which places the top of the formation below the original projected total depth of the well.

The subsurface environment in Acambuco is very faulted and folded. Combine this aspect with the depth of the target formations and the result is complex and difficult drilling. To date, of all deep wells drilled in Acambuco dating back to the early 1980's, all have experienced mechanical problems and encountered unexpected subsurface conditions.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1999, the Company generated net income of $3.2 million and $6.9 million, respectively. This compares with $1.5 million and $4.6 million for the same periods in 1998.

The improvement in net income for the three month periods is due to increased oil sales revenue caused by the sharp rise in the Company's average oil sales price that has occurred since April. The factors that have given rise to this price increase are explained previously under "Financial Condition". In addition, operating expense during the period decreased due to the reduced volume of workovers performed in the Entre Lomas concession, personnel reductions implemented in Entre Lomas, and the cessation of operations in the on. In 1998, the Company was incurring expenses related to its Canadon Ramirez work commitment. The positive effects of increased sales and reduced operating expense were partially offset by higher provincial royalties and Argentine production and income taxes.

The improvement in net income for the nine-month periods is also principally due to increased oil sales revenue caused by the aforementioned sharp increase in the Company's average oil sales price. Furthermore, at this time last year, oil prices were declining, a trend that continued into early 1999. The other factors that contributed to the increase in net income for the nine-month periods, with the exception of increased depreciation related to the Canadon Ramirez concession, are the same as those described previously for the three-month periods. More specifically, they are lower operating expense in both Entre Lomas and Canadon Ramirez, offset by higher provincial royalties and Argentine production and income taxes.

The following table shows sales of crude oil, condensate, natural gas and gas liquids, net to the Company's interest, and average sales prices, and production costs for the periods indicated.

                                                             Nine Months Ended
                                                   --------------------------------------
                                                     September 30,         September 30
                                                         1999                  1998
                                                   ----------------      ----------------
Total Sales Volumes-Net to Company
----------------------------------
Crude Oil and Condensate (bbls)                       1,289,597            1,273,702
Gas (mcf)                                             5,496,218            6,138,920
LPG (tons)                                                4,973                4,625

Average Sales Prices (in U.S. Dollars)
--------------------------------------
Oil (per bbl)                                      $      16.08         $      13.34
Gas (per mcf)                                      $       1.36         $       1.37
LPG (per ton)                                      $     162.66         $     170.65

Average Production Costs (in U.S. Dollars)
------------------------------------------
Oil (per bbl)                                      $       8.25         $       8.86
Gas (per mcf)                                      $        .18         $        .25
LPG (per ton)                                      $      66.77         $      84.96



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

YEAR 2000 COMPLIANCE

During 1999, most companies will face a potentially serious information systems problem because many software applications and the operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to shut down or provide incorrect data or information. Petrolera, the operator of the Entre Lomas concession, from which the Company derives one-hundred percent of its operating revenue, has completed the process of identifying changes required to computer programs that impact the critical aspects of the joint venture's business and guarantee continuation of its production and sales operations, including major interfaces with customers and suppliers such as pipelines that carry products to market and companies that provide power to the concession.

Petrolera has also completed an inventory of all equipment and software that may be affected by the change of the century, and is implementing modifications required to become Year 2000 compatible. New financial, accounting and administrative systems have been implemented that are fully compatible. Petrolera, and the Company, believe that all systems over which they have direct control will have achieved the fundamental objective of full Year 2000 compliance at a cost which is not material to the joint venture's business, financial condition, or results of operation.

Although Petrolera is monitoring compliance efforts by major third party companies upon which the Entre Lomas concession depends, there does exist the possibility of operation disruptions in the event of non-compliance by third parties. Sales disruption would be the worst case manifestation of this possibility exposing the Company to a loss of sales revenue of approximately $120 thousand per day. Based on Petrolera's discussions with third parties, the Company expects them to also be fully compliant by the end of the year thereby minimizing the chance of a disruption of operations.

Petrolera is in the process of developing contingency plans in the event that disruptions occur as a result of third party non-compliance or any failure of its systems.

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

The Far East Asian and Russian financial crises of 1997 and 1998 impacted the economies of many emerging market countries. Argentina was not affected significantly but did experience a slow down in economic growth. In 1998, the country's Gross Domestic Product grew at a rate of 4 percent compared with 8.6 percent in 1997. Economic activity in Argentina has been impacted negatively by this year's currency devaluation in Brazil which is Argentina's single largest trading partner. As a result, Argentina's economy has contracted during 1999.

Argentina is a part of Mercosur, a common market established by customs agreements between Argentina, Brazil, Uruguay, and Paraguay. The "Mercosur" market comprises a population of approximately 200 million with a total gross domestic product of $1.1 trillion. The devaluation of Brazil's currency in early 1999 is having an adverse impact on Argentine economic growth. Brazil is Argentina's largest trading partner.

Presidential elections have just taken place. President Menem has completed his second and final term. The new president elect is Fernando De la Rua of the Alianza party. He will assume office on December 10 and has stated he intends to preserve the convertibility law, the current monetary regime that has worked so well since 1991. Mr. De la Rua will be forced to deal with the country's growing fiscal deficit that if not brought under control will put increasing strain on monetary policy.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual General Meeting of shareholders of the Company was held on September 24, 1999. At the Annual General Meeting, two individuals were elected as directors of the Company. One individual continued to serve as director pursuant to his prior election. In addition, the appointment of Arthur Andersen LLP as the independent auditor of the Company for 1999 was ratified.

        A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

        Election of Directors:

        Name                    For          Against         Withheld

        Thomas Bueno         6,965,220          1              5,093

        Robert J. LaFortune  6,963,621        1,600            5,093

        Ratification of Appointment of Independent Auditor:

        Name                    For          Against         Withheld

        Arthur Andersen LLP  6,965,676        3,829              809


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



                                              APCO ARGENTINA INC.

                                                 (Registrant)



                                       By: /s/ Thomas Bueno
                                           ------------------------------------
                                           Controller, (Duly Authorized Officer
                                                 of the Registrant) and
                                                Chief Accounting Officer



November 11, 1999

                              INDEX TO EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-------          -----------
  27       Financial Data Schedule