Form 10-K405
period 1999-12-31
APCO ARGENTINA INC/NEW
filed 2000-03-20
CIK 311471

                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                (NO FEE REQUIRED)

      For the transition period from                to
                                     --------------    ---------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 15, 2000, was $73,688,444. This value was calculated based upon the average bid and asked prices of the registrant's stock of $32 1/4 on March 15, 2000, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 15, 2000 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

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

Over the last three years the price of crude oil has fluctuated dramatically. The Company's per barrel oil sales price during this period averaged $17.75 in 1999, $12.71 in 1998, and $19.52 in 1997. This volatility manifested itself in particular during 1998 and 1999 during which the price of West Texas Intermediate, the reference crude price for sales of oil produced in Argentina, declined to approximately $10, a level not experienced since 1986, and then commencing March 1999 recovered dramatically to just over $30 by March 2000. During the year, the Company generated net income of $9.5 million, compared with $3.4 million and $13 million for 1998 and 1997, respectively.

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

During 1999, 30 percent of Entre Lomas oil sold was exported to Petrobras, the Brazilian national oil company. The remainder was sold domestically to Refineria San Lorenzo S.A. and Shell C.A.P.S.A under various short-term contracts. Excellent demand exists for Medanito area crude oil because of its relative quality and favored geographical location. While there is no guarantee, management is confident that upon expiration, these contracts can be extended or replaced.

The per barrel price for Argentine crude oil continues to be based on the spot market price of West Texas Intermediate less a discount to provide for differences in gravity and quality. The average weighted price discount for contracts in effect during 1999 was $1.37, as compared with $1.58 for contracts in effect in 1998, and $1.26 for contracts in effect during 1997. Since deregulation of Argentina's energy industry in 1991, domestic market conditions have evolved to the point that the discount for oil sold in country appears to have stabilized in the $1.00 to $1.50 range depending on market conditions. Discounts for oil exported to Brazil are approximately fifty percent higher. Export oil is not subject to domestic production tax.

SALE OF GAS

Since 1994, the Entre Lomas joint venture partners have sold gas to Litoral Gas S.A. pursuant to a five-year primary contract. This contract expired in March 1999 and was replaced by a new primary gas sales contract with Camuzzi Gas Pampeana S.A. ("Camuzzi") that expires on April 30, 2002. Under the contract, the daily gas volume commitment is 28 million cubic feet ("mmcf") during peak winter months and 13 mmcf during the remainder of the year.

Gas production volume for 1999 averaged 41 mmcf per day and is expected to continue at or near that level for the foreseeable future. The additional production of 13 mmcf per day in winter and 28 mmcf per day in summer above the Camuzzi volume commitment will be sold primarily to Metrogas S.A. and Camuzzi under the terms of two separate Perez Companc master contracts in which the Entre Lomas joint venture participates. Both contracts expire in March 2001. Any additional gas production will be sold in the spot market to Genelba S.A., a subsidiary of Perez Companc that owns and operates an electric power plant near the city of Buenos Aires.

The gas sales prices contained in the previously described contracts vary depending on seasonal demand, but in general, the peak season price will average $1.45 per mcf while the summer season price will average $1.33 per mcf.

The Neuquen basin, wherein the Entre Lomas concession is located, is served by a substantial gas pipeline network that delivers gas to the Buenos Aires metropolitan and surrounding areas, the industrial regions of Bahia Blanca and Rosario and by export pipelines to Chile. Entre Lomas is well situated in the basin with two major pipelines in close proximity.

The above described contracts expire in the years 2001 and 2002. While the joint venture partners have since deregulation of Argentina's gas industry in 1994, been able to find markets for Entre Lomas gas, there can be no guarantee that these contracts can be renewed or replaced. Failure to renew or replace these contracts would have an adverse effect on the Company's cash flow and results of operations.

TRANSPORTATION

Oil produced in the Entre Lomas concession is sold in Puerto Rosales, a major industrial port in southern Buenos Aires Province, and is shipped there through the Oleoductos del Valle S.A. ("Oldelval") pipeline system. From the concession, oil is transported through the joint venture's 8 inch, 6 3/4 mile pipeline. This line has a capacity of 16,000 barrels per day and is directly connected to the Medanito-Allen leg of the system. Medanito-Allen, with a daily capacity of 130,000 barrels, transports oil to the Allen terminal. Two Oldelval lines, originating in Allen, with a daily capacity of 175,000 barrels, complete the journey to Puerto Rosales. The Entre Lomas joint venture's current volume allocation in this pipeline system is 11,600 barrels per day. The system at this time is operating at 90 percent of capacity.

The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.06 per barrel in 1999. Current transportation tariffs were established by government decree in 1992.

PETROLERA

Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Major investment and distribution decisions are made by the joint venture and implemented by Petrolera. Petrolera has a board of 11 directors, 5 of whom are nominees of the Company and 6 of whom are nominees of Perez Companc or its affiliates. In 1999, the shareholders of Petrolera reduced the number of directors from 15 to 11. Petrolera's senior officers are generally the same as those of Perez Companc with other general office and field personnel being employed exclusively by Petrolera. The Company understands that Petrolera's sole business at present is its role as joint venture operator.

The Company's branch office in Buenos Aires obtains from Petrolera operational and financial data that is used to monitor joint venture operations. Whenever possible, the branch provides technical assistance to Petrolera and makes recommendations regarding field development and reservoir management.

DISTRIBUTIONS AND DIVIDENDS

In 1999, the Company received direct distributions of $5.0 million and Petrolera dividends of $4.4 million. During 1998 and 1997, direct distributions totaled $3.6 and $7.5 million, respectively, while Petrolera dividends totaled $1.5 million and $3.7 million, respectively. Future distributions and dividends are necessarily dependent upon numerous factors, including among others, the joint venture's ability to generate future earnings, the level and timing of future investments in the concession, and fluctuations in crude oil and natural gas prices.

DESCRIPTION OF THE CONCESSION

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas and El Caracol fields, located to the northwest of the main field complex also produce oil and gas. In 1996 the well Borde Mocho x-1, located southwest of CB/PB, discovered oil and has since been on production. During 1999 a second well in the Borde Mocho region of the concession was drilled and completed with excellent results, confirming the existence of a reservoir with development potential.

The largest oil producing formation is called Tordillo which in the CB/PB field has generated 83 percent of all oil produced in the concession. The Tordillo also produces associated gas which is consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. Other important formations are the Quintuco, which produces gas in CB/PB and oil in the Entre Lomas and El Caracol fields and the Petrolifera formation which produces gas in the Entre Lomas gas field and some oil in CB/PB. Since inception 455 wells have been drilled in the concession, of which at year end, 280 are oil wells, 19 are gas wells, 102 are water injection wells, 11 are water producing wells, and 43 wells are inactive or abandoned.

The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB which lack injection. The El Caracol field has been under injection since 1989. Secondary recovery operations commenced in the Entre Lomas oil field in 1998 and implementation of a field wide secondary recovery is currently underway.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

CB/PB produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986-1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 83 injection wells. CB/PB can best be described as a mature oil field with remaining potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

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

Insofar as future drilling activity in the CB/PB field, it is felt that the oil/water contact, or the lowest structural point at which oil can be produced, is fairly well defined. Nevertheless, there remain undrilled step out locations in the flanks of the structure and selective infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 1999, four additional wells were drilled and completed as producers.

In the CB/PB field, the Quintuco formation is gas productive. Approximately 37 percent of gas sold by the joint venture is produced from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed.

In 1992, the Argentine Department of Energy issued Resolution 105 requiring environmental control. As a result, from 1993 through 1999, investments have been made to change the system of produced water disposal in the Entre Lomas concession. Until 1998, fresh water had been the sole source of injection in all waterflood projects in the concession. Prior to 1996, produced water was disposed of in evaporation and filtration pits, however, this practice was forbidden by the province in that year. Produced water has since been injected into a shallower formation with high injectivity capacity. Commencing 1998, produced water in CB/PB began to be reinjected into the producing formation in a portion of the field. Surface and down hole injection lines were replaced with those that withstand the corrosive effects of reinjecting formation water. This first phase of the conversion is now being evaluated.

EL CARACOL FIELD

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty one wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Potential for further expansion of the waterflood may also exist. During 1999, one additional producing well was converted to injection.

ENTRE LOMAS/LOMAS DE OCAMPO FIELDS

The Entre Lomas structure is located in the central part of the concession to the northwest of CB/PB. This anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side.

OIL RESERVOIRS

The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. Quintuco continues to demonstrate development potential toward the northwest. During the last three years, 21 development wells have been drilled and completed in this field, some with very good results. Eight wells were drilled and completed in 1999. Over this time, the size of the field has been extended in all directions, but principally to the northwest. This field now includes 49 producing wells and contributes approximately twenty five percent of oil produced in the concession. Additional wells will be drilled in 2000. However, the plan to drill additional wells could be altered in the event of a return to oil price levels experienced throughout 1998 and early 1999. Other risks that could affect the Company's plans are described under "Forward-Looking Statements" on page 12.

The southeast, or older part of this field, has shown signs of pressure depletion. The Quintuco formation responded favorably to water flooding in the El Caracol field. Reservoir simulation studies have predicted that the Entre Lomas field will have a similar response to secondary recovery. Investments to implement waterflooding in this field commenced in 1997 and continued into 1999. Water injection commenced in 1998. Secondary recovery will be expanded throughout this field in the next two to three years.

GAS RESERVOIRS

Deregulation of Argentina's gas industry in 1993 fueled considerable interest in gas development throughout the country. As a result, a well drilled in 1970 that had discovered significant gas potential from several sections of the Petrolifera formation was placed on production at a rate of 8 mmcf per day. Since then, nine wells have been drilled, of which eight are productive. Another well drilled in the early 1970's was also put on production making a total of nine wells on production in this field. Although the main body of this field appears to have been defined, additional expansion possibilities exist to the northwest. Late in 1997, the Lomas De Ocampo 4 well, drilled to the northwest of the existing field was found to be productive in both the Petrolifera and Quintuco formations. This well produced from the Quintuco formation during 1998 and 1999, leaving the Petrolifera intervals behind pipe. In 1999 the Lomas de Ocampo 5 well located further to the northwest also found productive Petrolifera sands. 3D seismic studies are currently being conducted to evaluate the continuation of Petrolifera development to the northwest. The drilling of an additional well is planned for 2000.

EXPLORATION

In the Entre Lomas concession, there are approximately 147,000 undeveloped acres. Since inception, 455 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture partners believe the major producing structures have been identified and are being developed, the concession remains relatively unexplored.

Since 1993, the Entre Lomas partners have conducted three seismic campaigns. The most recent survey was completed in late 1998. As a result, the concession is now covered by more than 500 square kilometers of 3D seismic that image the principal producing fields and surrounding acreage believed to be of most interest. These separate seismic programs have been successfully integrated into one continuous seismic block. The seismic has multiple objectives the first of which is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other important objectives are to evaluate for high risk deep exploration potential in as yet unexplored sedimentary sequences that exist between the base of the Petrolifera formation and the basement floor, and utilize the 3D seismic in ways that may help exploit the existing producing fields.

The second of the three seismic surveys was acquired in 1995. This 3D survey proved helpful in the efficient development of the Entre Lomas gas field and the current northwest extensions of both the Entre Lomas/Lomas de Ocampo oil and gas fields. Interpretation of the just acquired 3D survey is currently ongoing and so far it has been instrumental in selecting the location for the Borde Mocho #2 well discussed in the following section. The partners are at this time studying the possibility of drilling a deep exploration test to the basement before the end of the year. As is the case with all investments, drilling exploration wells is dependent on an oil price that provides adequate returns for the joint venture partners.

BORDE MOCHO

In early 1996, the joint venture partners drilled the Borde Mocho x-1 ("BM1") well. This exploration well was completed in both the Quintuco and Tordillo formations. Its performance over the years has been modest but its continued steady rate of production revealed a potential for development of the surrounding area. The location of the BM1 well was based on interpretation of 2D seismic.

In December 1999, the Borde Mocho #2 ("BM2") well was drilled and completed about 1 1/2 kilometers from the BM1 in a structurally superior location that was identified by 3D seismic. The BM2 found both the Quintuco and Tordillo formations and during completion tested a combined rate in excess of 3,000 barrels per day. The well was put on production in late December from the Tordillo at an initial rate of 600 barrels per day flowing. Production has declined over the first 60 days, a behavior typical during the early life of a Tordillo well. The Quintuco formation will now be produced separately for an extended period. Since Borde Mocho is located several kilometers from the concession's main production facilities and is not served by a pipeline or other production installations, for the short-term, oil from the BM2 is being shipped by truck. The well's behavior is being monitored closely in order to estimate the size of the reservoir, size facilities appropriately, and select the location for the next well. The partners expect to drill a third well in the near future.

It should be noted that although the early results of this well are quite positive, until the well is produced for extended periods from each formation and reservoir pressures are monitored, there is insufficient information at this time to accurately estimate the size of the producing reservoirs.


ACAMBUCO

The Company owns a 1.5 percent participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the border with Bolivia. The Acambuco concession covers an area of 267,000 acres.


DESCRIPTION OF THE CONCESSION

The Company has been a participant in the Acambuco area since 1981. The principal objective in Acambuco is the Huamampampa formation, a deep fractured limestone considered to have sizable gas exploration potential. In Acambuco, Huamampampa is found at depths in excess of 14,000 feet. The Ramos and Aguarague concessions, immediately to the south and east of Acambuco, have major gas fields with significant gas production and reserves from Huamampampa. Acambuco also has potential for oil development in shallower formations considered secondary targets.

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

Little activity occurred in Acambuco between 1983 and 1994 due to a lack of market for potential gas. During the early to mid 1990's, the rapid growth of demand for energy in southern Brazil generated significant interest in the construction of pipelines to deliver gas from Bolivian and Northwest Argentine gas producing basins to the markets of Sao Paulo and Rio de Janeiro. Due to deregulation of the gas industry in Argentina in 1994, and as the Bolivia to Brazil pipeline and the Atacamba and Norandino pipelines from the province of Salta to northern Chile began to materialize, interest in the Acambuco area was rekindled.

In 1994, the Acambuco partners, consisting of Bridas S.A.P.I.C., Northwest Argentina Corporation, and the Company, entered into a farmout agreement with YPF whereby YPF received a 45 percent interest in the concession in exchange for drilling, within five years, four exploration wells on four separate geologic structures. The costs of the four wells were to be paid 100 percent by YPF. Pursuant to the terms of the agreement, the San Pedrito x-1 ("SPx1") well was drilled to depth of 14,500 feet. Due to mechanical problems, the well penetrated only the uppermost section of the objective formation, the Huamampampa. For this initial well, the Company exercised its non-consent option. The well had a successful initial test. See "Current and Future Activity" later in this section for a description of the results of a long-term production test conducted in April.

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

In 1997, Bridas and Amoco Argentina S.A. formed a strategic alliance by combining certain of each Company's oil and gas assets in the southern cone of South America. In the combination Pan American Energy Investments Ltd. ("PAE") was formed to hold the combined assets including Acambuco. Subsequently in January 1998, YPF assigned to O & G Developments Ltd., a wholly owned subsidiary of PAE, 22.5 percent, or one-half of the 45 percent interest it had acquired in the 1994 farmout agreement, in exchange for cancellation of YPF's remaining obligation to drill the last two wells of its four well drilling commitment. PAE became the operator of the concession.

In mid 1998, Shell C.A.P.S.A. purchased O & G Development's Ltd's 22.5 percent interest. The Acambuco joint venture now consists of Pan American Energy (representing Amoco and Bridas) with 52 percent, Shell and YPF, with 22.5 percent each, and the Company and Northwest Argentina with 1.5 percent each.

CURRENT AND FUTURE ACTIVITY

In September 1998, the Acambuco partners commenced drilling the San Pedrito x-2 ("SPx2") well at a location approximately 3 miles south of the SPx1 discovery well. After 15 months of drilling, the well reached a total depth of 16,800 feet penetrating almost the entire Huamampampa section. Although the well encountered Huamampampa in a structural position that is 1,200 feet lower than SPx1 well, in late February 2000, the well successfully tested daily volumes of 20 million cubic feet and 350 barrels of condensate with no water. The joint venture plans to drill the San Pedrito x-3 well later in the year.

The total cost of SPx1 reached $50 million ($750 thousand net to the Company) due to problems encountered while drilling through over-pressured formations in a structure that is extremely folded and faulted.

In April 1999 a successful long term production test was conducted in the SPx1. The maximum daily volume achieved in this test was 32 million cubic feet and 470 barrels of condensate. This test indicates that the Huamampampa reservoir in the San Pedrito structure is extensive, is capable of long term production, and should be developed. As described previously, the Company exercised its non-consent option for this well and will share in its future revenue stream after its partners reach a 300% payout limited to this well.

A second exploration well, the Cerro Tuyunti x-1 ("CTx1") commenced drilling in January 1999 on the largest of the structures in the concession. In December, the well reached a total depth of 20,300 feet. During drilling, this well encountered several reverse faults that caused unexpected repetitions of the Tupambi formation. For this reason, Huamampampa was found at a depth much greater than planned. In late January 2000, the well flowed non-commercial volumes of gas. The results of this initial test are being analyzed. The joint venture expects to return to this well in the near future to test the Tupambi formation that has produced in oil fields close to Acambuco. The total cost of this well reached $43 million, ($645 thousand net to the Company).

Exploration activity in the concession will remain strong through the end of 2001 and the joint venture plans to invest in excess of $100 million, ($1.5 million net to the Company) in the year 2000. The Company participated in both the SPx2 and CTx1 wells, and at this time, plans to participate in all wells drilled this year and next. The Company's future participation in Acambuco wells is subject to the risk of unfavorable oil and gas prices that could adversely impact its future cash flow, and to other risks described under "Forward-Looking Statements" on page 12.

In late February 2000, the joint venture commenced drilling the Macueta x-1001(bis). Projected total depth is 16,700 feet and the estimated cost is $30 million ($450 thousand net to the Company). The well is located close to the San Alberto block wherein a significant gas discovery was made on the opposite side of the Bolivian border.

MARKETS

The first major international pipeline to supply gas to markets in Sao Paulo and Rio de Janeiro is the Bolivia to Brazil pipeline commonly referred to as the "BTB Pipeline". This 32 inch, 1,800 kilometer line went into operation in April 1999. The line commences at Rio Grande/Santa Cruz, Bolivia and currently extends to Sao Paulo. Estimated to cost approximately $2 billion, the line's capacity is 1 BCF per day. This line is expected to operate at full capacity within three years. Current plans are to extend the line from Sao Paulo to Rio de Janeiro and the southern Brazilian city of Porto Allegre.

The contractual commitments to supply gas to southern Brazil through the BTB Pipeline give preference to Bolivian gas. Approximately 8 trillion cubic feet of gas reserves are needed to fill the line to capacity for twenty years. When construction of the line commenced, there were insufficient Bolivian reserves to satisfy commitments and it was believed the line would have capacity availability for gas produced in Northwest Argentina. Due to significant exploration activity that resulted from deregulation of the Bolivian energy sector, during the two last years, gas reserves in southern Bolivia have increased to 15 TCF. It now appears that gas produced in the Acambuco region will not have access to the BTB line.

Construction of facilities in Acambuco that include gathering lines, a gas pipeline, and a gas treatment plant will be built later in the year. The partners expect to start selling San Pedrito gas to Argentine markets before year end.

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

During the 1980's YPF drilled eighteen wells in Canadon Ramirez, with several giving evidence of potential oil production. Objective formations in the area are fairly shallow and occur at depths of less than 6,000 feet. Production operations have never been conducted in the block, hence it is considered exploratory in nature. The Company's investment commitment was fulfilled by mid 1998 and included well workovers and recompletions, extended production testing, and reprocessing and reinterpretation of existing seismic. Insufficient oil was found to merit additional investment. Efforts to sell the property are currently underway.

FORWARD-LOOKING STATEMENTS

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   P A R T II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

At December 31, 1999, there were 1,146 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

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

                                                      Stock Price
                                                     --------------
                                                     High       Low     Dividend
                                                     ----       ---     --------
Quarter of 1999
                            First                 $ 19 3/4   $ 13 1/2   $.16 1/4
                            Second                  22 1/2     14        .16 1/4
                            Third                   19 1/2     16 1/4    .16 1/4
                            Fourth                  31 1/2     15 3/4    .16 1/4

Quarter of 1998
                            First                 $ 31 1/2   $ 26 1/4   $.16 1/4
                            Second                  29         24        .16 1/4
                            Third                   25         18        .16 1/4
                            Fourth                  23         17        .16 1/4

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

ITEM 6.        SELECTED FINANCIAL DATA

                                   1999      1998      1997      1996      1995
                                 -------   -------   -------   -------   -------

(Dollars in thousands
except per share amounts)

Revenues                         $40,736   $34,105   $48,009   $46,765   $36,942


Net Income                         9,488     3,368    13,023    12,661     8,268

Income per
Ordinary Share,
Basic and Diluted                   1.29       .46      1.77      1.72      1.12

Dividends Declared per
Ordinary Share                       .65       .65       .65       .65      .975

Total Assets at
December 31                       71,001    62,274    64,990    55,684    46,498

Stockholders' Equity at
December 31                       55,105    50,401    51,817    43,578    35,702

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company and its Entre Lomas partners continue their efforts to maximize cash flow from the Entre Lomas concession. During 1999, the Company received $9.4 million in distributions and dividends compared with $5.1 million and $11.2 million in 1998 and 1997, respectively.

Receipt of future distributions and dividends will depend on the joint venture's ability to generate earnings, cash availability exceeding capital requirements, stable oil and gas prices, and continued ability to repatriate funds free from government control and restrictions.

OIL PRICES

During the last three years oil prices have behaved in a volatile manner. The Company's sales price per barrel of oil averaged $19.52 in 1997, starting with a high for the year of $24 in January, falling to $17 by year's end. In 1998, the per barrel sales price continued to fall, averaging $12.71 and starting with a high of $16 in January, then falling to $10 by year end. Such a low price had not been seen since the oil price collapse of 1986. Prices were even more volatile in 1999, changing direction and climbing to over $25 by year end and as high as $30 by March 2000, a level not seen since the Persian Gulf War in 1990. During 1999, the Company's sales price per barrel averaged $17.75.

Nineteen ninety-seven was the end of a brief period of favorable world oil prices. During that period, energy companies around the world benefited from the favorable price environment and exploration and development investments surged worldwide leading to increases in oil production. In late 1997, the Organization of Petroleum Exporting Countries ("OPEC") increased production targets. That decision occurred as the Far East Asian and Russian economic crises began to worsen and chain react through Latin America and other developing regions. The result was an oversupply of oil that led to the sharp drop in oil price in 1998 and early 1999.

With the drop in prices, energy companies were forced to cut exploration and development investments sharply throughout 1998 and early 1999, while OPEC implemented important reductions in production quotas in March. Commodities markets reacted favorably to OPEC's decision and oil prices began to rise. By mid 1999, the Far East Asian economies began to recover and this combination of events resulted in a shortage of oil that has led to the recent price increase.

These large swings in oil prices have been the primary contributor to the recent fluctuations in the Company's net income and cash flow from operations. Over the last three years, the Company has generated net income of $9.5 million in 1999, $3.4 million in 1998, and $13 million in 1997.

OIL PRODUCTION

Entre Lomas oil production for 1999 totaled 3.57 million barrels, or 1.7 million net to the Company. This was three percent below the previous year's production of 3.69 million barrels, or 1.75 million net. Production trended down through most of the year averaging 9,400 barrels per day during the last quarter. Recent successes in drilling should help to improve production levels for the year 2000. As of March, daily production exceeded 10,000 barrels, or 4,800 barrels net to the Company.

Natural gas production during the year was lower mostly due to market restrictions during Argentina's summer months. Concession production for the year totaled 14.8 billion cubic feet ("bcf"), or 7.1 bcf net to the Company, as compared with 16.2 bcf, or 7.7 bcf net during 1998.

CAPITAL SPENDING

The Company is strategically committed to the long-term development of the Entre Lomas concession. In spite of the sharp decline in oil sales prices during 1998 and early 1999, the Entre Lomas partners invested $23 million, or $11 million net to the Company, in exploration, development, and other major expense items such as workovers. In addition to the above mentioned workovers, the major components of 1999's investment program included, drilling, the continued implementation of secondary recovery in the Entre Lomas oil field, interpretation of 3D seismic, and phase one of a project to convert to rod pump all remaining gas lift wells in the CB/PB field. This project estimated to cost approximately $10 million, or $4.8 million net, includes converting almost 100 wells to rod pump and should be completed by the end of 2000. In addition to enabling a more efficient extraction of fluid in the CB/PB field, associated gas previously consumed in the operation of the gas lift system will be available for sale.

During 2000, the Entre Lomas partners plan to invest $29 million, or $14 million net to the Company, including major expense items. As in years past, the full amount is expected to be paid for by internally generated cash flow.

ACAMBUCO

As described on page 10, under "Current and Future Activity", the Acambuco joint venture plans to invest in excess of $100 million during 2000. The Company's net share is equivalent to $1.5 million. Although the Company did not participate in the drilling of the San Pedrito x-1 and San Antonio x-1 exploration wells. It has participated in the two wells drilled since, and plans to continue participating in future wells.

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

YEAR 2000 COMPLIANCE

During 1999, most companies faced a potentially serious information systems problem because many software applications and the operational programs written in the past would not properly recognize calendar dates beginning in the year 2000. This problem had the potential to force computers to shut down or provide incorrect data or information. Petrolera, the operator of the Entre Lomas concession, from which the Company derives one-hundred percent of its operating revenue, carried out the process of identifying changes required to computer programs to safeguard the critical aspects of the joint venture's business that guaranteed continuation of its production and sales operations, including major interfaces with customers and suppliers such as pipelines that carry products to market and companies that provide power to the concession.

Petrolera completed an inventory of all equipment and software that could be affected by the change of the century, and evaluated modifications required to become Year 2000 compatible. During the year, new financial, accounting and administrative systems were put in place that are fully compatible. By the end of 1999, Petrolera achieved the fundamental objective of full Year 2000 compliance of the systems over which it has direct control at a cost not material to the joint venture's business, financial condition, or results of operation. Petrolera also monitored compliance efforts by major third party companies upon which the Entre Lomas concession depends.

As the year changed and through March of 2000, Petrolera and the Company have up to now detected no manifestations of the year 2000 bug or any interruptions to the joint venture's production or sales operations, or the operations of any third party companies upon which the Entre Lomas joint venture depends.

FOREIGN OPERATIONS

As described on page 20, under "Argentine Economic and Political Environment" the Company believes that its Argentine operations present minimal currency risk. Argentina's inflation rate was less than 1 percent in 1999. The governments' convertibility law essentially guarantees an exchange rate of one Argentine peso to one U.S. dollar.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENT OF OPERATIONS ON PAGE 24.

1999 VS 1998

During 1999, the Company generated net income of $9.5 million compared with $3.4 million during 1998. The primary reasons for the increase are explained in the following paragraphs

The improvement in net income is primarily due to increased operating revenues resulting from higher oil sales caused by the sharp rise in the Company's oil sales price. Operating revenues increased by $6.9 million or 21 percent. The factors that gave rise to the price increase are explained previously under "Liquidity and Capital Resources - Oil Prices" on page 16. Average oil sales prices for the current and prior two years are listed in the table of "Sales and Price Statistics" on page 38.

The improvement in oil price was complemented by a decrease in operating expenses due to a reduced volume of workovers performed during 1999, personnel reductions implemented in the Entre Lomas concession, and the cessation of operations in Canadon Ramirez. In 1998, the Company was incurring expenses related to its Canadon Ramirez work commitment.

The decrease in selling and administrative expenses was primarily the result of severance and contract termination costs recorded in 1998.

The decrease in exploration expenses is directly related to the expensing of 3D seismic costs incurred in the Entre Lomas concession in 1998. Exploration expense in 1999 was limited to costs associated with the Acambuco exploration program and interpretation of Entre Lomas 3D seismic.

Provincial royalties increased from year to year due to the increase in oil sales, and Argentine taxes increased as a result of higher before tax income.


1998 VS 1997

During 1998, the Company generated net income of $3.4 million compared with $13 million during 1997. The primary reasons for the decrease are explained in the following paragraphs.

Operating revenues decreased by $13.7 million, or 30 percent, compared with 1997, due to sharply lower oil prices as explained under "Liquidity and Capital Resources - Oil Prices" on page 16.

The increase in selling and administrative expenses was primarily the result of severance and contract termination costs recorded during 1998.

Completion of the 3D seismic program, in the Entre Lomas concession in 1998, and exploration expenses incurred in both the Acambuco and Canadon Ramirez concessions caused the increase in exploration expense.

Provincial royalties decreased from year to year due to the decrease in oil sales, and Argentine taxes decreased as a result of lower before tax income.


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

ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

Since 1989, Argentina's government has pursued free market policies, including the privatization of state-owned companies, deregulation of the oil and gas industry, that included the successful sale of YPF shares in public markets, tax reform to equalize income tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls.

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

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 1 percent in 1999 and, second, an influx of foreign investment capital into the country.

Presidential elections occurred in 1999. President Carlos Menem, who enacted the privatization, deregulation, and monetary policies described above, completed his second and final term. The new President, Fernando De la Rua of the Alianza party, assumed office on December 10. He has stated his intent to preserve Argentina's commitment to the convertibility law.

Since 1991, the convertibility law and the Argentine pesos one to one parity with the US dollar have withstood the 1994 devaluation of Mexico's currency that shocked banking systems throughout Latin America, the resignation in July, 1996 of Domingo Cavallo, President Menem's first Economy Minister and author of the convertibility plan, the far East Asian and Russian financial crises of 1997 and 1998, and most recently the devaluation of Brazil's currency in early 1999 which has had an adverse impact on Argentina's exports to Brazil, Argentinas largest trading partner. After growing at rates of 8 percent in 1997 and 4 percent in 1998, Argentina's gross domestic product contracted by 3.5 percent in 1999 owing in large part to Brazil's currency devaluation.

Argentina is a part of "Mercosur" a common market established by customs agreements between Argentina, Brazil, Uruguay, and Paraguay. The "Mercosur" market comprises a population of approximately 200 million with a total gross domestic product of $1.1 trillion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                            ----
Report of Independent Public Accountants                                                                     22

Consolidated Balance Sheets
  December 31, 1999 and 1998                                                                                 23

Consolidated Statements of Operations
  Three Years Ended December 31, 1999                                                                        24

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 1999                                                                        25

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 1999                                                                        26

Notes to Consolidated Financial Statements                                                                   27


Schedules--All schedules have been omitted, as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 3, 2000

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                              December 31,
                                                           --------------------
(Amounts in Thousands)                                       1999        1998
                                                           --------    --------

ASSETS

Current Assets:
       Cash and cash equivalents                           $ 14,207    $ 13,596
       Accounts receivable                                    7,967       5,653
       Inventory                                                892         865
       Other current assets                                     461         472
                                                           --------    --------

         Total Current Assets                                23,527      20,586
                                                           --------    --------


Property and Equipment:
       Cost                                                  87,724      79,596
       Accumulated depreciation                             (43,569)    (38,458)
                                                           --------    --------

                                                             44,155      41,138
                                                           --------    --------

Other Assets                                                  3,319         550
                                                           --------    --------

                                                           $ 71,001    $ 62,274
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                    $  3,127    $  5,415
       Accrued liabilities                                    6,000       2,092
       Dividends payable                                      1,196       1,196
       Other liabilities                                      1,189        --
                                                           --------    --------

         Total Current Liabilities                           11,512       8,703
                                                           --------    --------


Long-term liabilities                                         4,027       3,170
Deferred income taxes                                           357        --

Stockholders' Equity, per accompanying statements:
       Ordinary shares, par value $.01 per share;
           15,000,000 shares authorized;
           7,360,311 shares outstanding                          74          74
       Additional paid-in capital                             9,326       9,326
       Retained earnings                                     45,705      41,001
                                                           --------    --------

         Total Stockholders' Equity                          55,105      50,401
                                                           --------    --------

                                                           $ 71,001    $ 62,274
                                                           ========    ========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Years Ended December 31,
                                                   --------------------------------

(Amounts in Thousands Except Per Share)                1999      1998      1997
                                                     -------   -------   -------
REVENUES:
    Operating revenues                               $40,252   $33,333   $47,065
    Other revenues                                       484       772       944
                                                     -------   -------   -------

                                                      40,736    34,105    48,009
                                                     -------   -------   -------

COST AND EXPENSES:
    Operating expense                                 11,074    13,286    12,732
    Provincial royalties                               4,441     3,577     4,936
    Transportation & storage                           1,803     1,997     2,040
    Selling and administrative                         1,971     3,027     1,891
    Depreciation, depletion and amortization           5,252     4,568     4,761
    Exploration expense                                  473     1,358       313
    Argentine taxes                                    5,928     2,543     7,035
    Other expense, net                                   306       381     1,278
                                                     -------   -------   -------

                                                      31,248    30,737    34,986
                                                     -------   -------   -------


NET INCOME                                           $ 9,488   $ 3,368   $13,023
                                                     =======   =======   =======


INCOME PER ORDINARY SHARE, Basic and Diluted         $  1.29   $  0.46   $  1.77
                                                     =======   =======   =======


AVERAGE ORDINARY SHARES
 OUTSTANDING, Basic and Diluted                        7,360     7,360     7,360
                                                     =======   =======   =======


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



(Amounts in Thousands)                  Ordinary Shares   Additional
                                       -----------------    Paid-in    Retained
                                       Shares     Amount    Capital    Earnings
                                       ------     ------    -------    --------

BALANCE, January 1, 1997                 7,360   $     74   $  9,326   $ 34,178

     Net income                           --         --         --       13,023

     Dividends declared
          ($ 0.65 per share)              --         --         --       (4,784)
                                      --------   --------   --------   --------

BALANCE, December 31, 1997               7,360         74      9,326     42,417

     Net income                           --         --         --        3,368

     Dividends declared
          ($ 0.65 per share)              --         --         --       (4,784)
                                      --------   --------   --------   --------

BALANCE, December 31, 1998               7,360         74      9,326     41,001

     Net income                           --         --         --        9,488

     Dividends declared
        ($ 0.65 per share)                --         --         --       (4,784)
                                      --------   --------   --------   --------

BALANCE, December 31, 1999               7,360   $     74   $  9,326   $ 45,705
                                      ========   ========   ========   ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                        1999          1998       1997
                                                        ----          ----       ----

(Amounts in Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                              $  9,488    $  3,368    $ 13,023
Adjustments to reconcile to cash
provided by operating activities:
 Depreciation, depletion and amortization                  5,252       4,568       4,761
 Abandonment of well drilled in prior year                    23        --          --
 Changes in accounts receivable                           (2,314)      1,375        (653)
 Changes in inventory                                        (27)      1,612       1,621
 Changes in other current assets                              11        (145)         37
 Changes in accounts payable                              (2,288)      2,688        (108)
 Changes in accrued liabilities                            3,908      (3,956)        361
 Other                                                      (366)        208         156
                                                        --------    --------    --------


 Net cash provided by operating activities                13,687       9,718      19,198

CASH FLOW FROM INVESTING ACTIVITIES:

 Capital expenditures                                     (8,292)    (12,521)    (12,184)

CASH FLOW FROM FINANCING ACTIVITIES:

 Dividends paid                                           (4,784)     (4,784)     (4,784)
                                                        --------    --------    --------

NET CHANGES IN CASH AND
 CASH EQUIVALENTS                                            611      (7,587)      2,230

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      13,596      21,183      18,953
                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                          $ 14,207    $ 13,596    $ 21,183
                                                        ========    ========    ========
Supplemental disclosures of cash flow information:

 Cash paid during the year for Argentine income taxes   $  1,926    $  3,916    $  7,451


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)            BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

               GENERAL AND PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiary, Apco Properties Ltd. (a Cayman Islands corporation), which are herein collectively referred to as the Company. The Company has only one business segment and is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal business is a 47.6 percent participation in the Entre Lomas Concession, which is accounted for following the proportional consolidation method. All of the Company's revenues and all of its long lived assets are in Argentina.

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

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               PROPERTY AND EQUIPMENT

               The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage, costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based proved reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years.

                       APCO ARGENTINA INC. AND SUBSIDIARY

               The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 1999, 1998 and 1997, the Company did not record any impairment expense as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

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

               RECLASSIFICATIONS

               Certain amounts in the 1998 and 1997 Consolidated Statements of Operations have been reclassified to conform to the 1999 presentation format. These changes have no impact on net income for those years.

               RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently

                       APCO ARGENTINA INC. AND SUBSIDIARY
               in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

               In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS No. 133 to extend the effective date of adoption for fiscal periods after June 15, 2000. Further, SFAS 137 requires companies to either (a) recognize as an asset or liability in the balance sheet all embedded derivative instruments at the date of initial application or (b) select either January 1, 1998 or January 1, 1999 as an application date, and only those derivatives issued, acquired, or substantively altered on or after that date shall be recognized in the balance sheet. SFAS Nos. 133 and 137 have no impact on the Company's financial statements as it currently is not using derivative instruments.

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

               The Company's pro-rata share of the assets, liabilities, revenues and expenses of the Entre Lomas joint venture and Petrolera Perez Companc S.A. are reflected in the Company's Consolidated Financial Statements using proportional consolidation.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(3)            CASH EQUIVALENTS

               Cash equivalents are defined by the Company as short-term investments with original maturities of three months or less. Amounts are stated in thousands of dollars.


                                                                                        Principal
                                                                             ---------------------------------
                                                                                  1999                1998
                                                                             -------------       -------------

               Short-term investments:

                  Eurodollar term deposits with interest ranging from 4.875 -
                     5.656% in 1999 and 4.719 - 4.875% in 1998, maturing in
                     January - March 2000 and January and
                     February 1999, respectively.                              $   8,490            $   9,262

                  Argentine time deposits                                          4,676                4,066
                                                                               ---------            ---------

                                                                               $  13,166            $  13,328
                                                                               =========            =========

               The carrying amount reported in the balance sheet for short-term investments is equivalent to fair value.


(4)            MAJOR CUSTOMERS

               Sales to customers with greater than ten percent of total sales consist of the following:

                                                                              For the Years Ended December 31,
                                                                          ----------------------------------------
                                                                           1999             1998              1997
                                                                          ------           ------            -----

               Refineria San Lorenzo S.A.                                  30.1%            24.1%             54.3%
               Petrobras S.A.                                              21.3%            17.3%                 *
               Litoral S.A.                                                    *            13.8%             10.9%
               Shell C.A.P.S.A.                                            21.3%            16.7%             16.0%
               Camuzzi Gas Pampeana S.A.                                   16.3%                *                 *

               * Less than 10 percent

                       APCO ARGENTINA INC. AND SUBSIDIARY

(5)            RELATED PARTY TRANSACTIONS

               The Company paid approximately $147,000, $164,000, and $166,000 in 1999, 1998 and 1997, respectively, to Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 1999 and December 31, 1998, were approximately $382,000 and $141,000, respectively.

(6)            CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

               In 1979, the Company changed the jurisdiction of its incorporation from Delaware to the Cayman Islands. The Company's income since that date, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes.

(7)            ARGENTINE TAXES

               The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

                                                                  1999                1998                 1997
                                                                 ------              ------               ------

               Income taxes                                     $ 5,330             $ 2,089              $ 6,208
               Other taxes                                          598                 454                  827
                                                                -------             -------              -------

                                                                $ 5,928             $ 2,543              $ 7,035
                                                                =======             =======              =======


               INCOME TAXES

               A tax reform enacted by the Argentine government in 1998, served to increase the corporate income tax rate from 33 percent to 35 percent. The new rate went into effect in January, 1999 retroactive to January 1, 1998.

               TAX DISPUTES

               In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture and its legal and tax counsels that it was exempted from these deposits due to the tax

                       APCO ARGENTINA INC. AND SUBSIDIARY
               exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

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

               As of the date of these Consolidated Financial Statements, the Supreme Court has not yet rendered its decision. Although there exists an unfavorable ruling in the court in a prior case regarding Obligatory Savings, the Petrolera case is different and there are arguments that support the Appellate Court's decision in favor of Petrolera and the joint venture. In the opinion of legal and tax counsel, the possibility that this claim will result in an unfavorable outcome for the joint venture is only reasonably possible. The Company has no reason to believe otherwise. Nevertheless, management does not believe the Company will incur a significant negative effect on its financial condition or results of operation in the event of an unfavorable ruling in excess of reserves previously provided by the joint venture and the Company.

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

               Should Petrolera not prevail in Superior Court, in the opinion of its management and legal counsel, it is entitled to seek reimbursement from YPF pursuant to terms of contract 12,507. Accordingly, the amount deposited was recorded as a receivable by Petrolera and the Company.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(8)            OTHER LIABILITIES AND LONG-TERM LIABILITIES

               At December 31, 1999 and 1998, other current liabilities and long-term liabilities consisted of the following:

                                                                                        1999             1998
                                                                                        ----             ----

              Current liabilities other:
                 Retirement obligation - Petrolera                                     $ 1,189           $   -
                                                                                       =======           =======

              Long-term liabilities:
                 Accrued tax and other long-term obligations                           $ 2,633           $ 2,033
                 Retirement obligation - Petrolera                                       1,394             1,137
                                                                                       -------           -------

                                                                                       $ 4,027           $ 3,170
                                                                                       =======           =======

(9)            ARGENTINE CURRENCY FLUCTUATIONS

               Argentina has in previous decades experienced cycles of acute inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector companies, deregulation and modifications in fiscal and monetary policy.

               In April of 1991, the convertibility law was implemented establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility law requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. Essentially the policy guarantees an exchange rate of 1:1. No exchange gains or losses have been realized by the Company during the three years ended December 31, 1999 as the rate of exchange has remained 1 to 1.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(10)           QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  First        Second       Third           Fourth
                                                                  Quarter      Quarter       Quarter        Quarter
                                                                  -------      -------       -------        -------
               (Amounts in Thousands Except
                     Per Share Amounts)

               1999

               Revenues                                            $7,760       $9,548       $12,050        $11,378
               Costs and expenses                                   6,384        7,224         8,900          8,740
               Net income                                           1,376        2,324         3,150          2,638
               Net income per ordinary share                          .19          .31           .43            .36

               1998

               Revenues                                            $8,621       $8,200       $ 9,824        $ 7,460
               Costs and expenses                                   6,811        6,969         8,312          8,645
               Net income (loss)                                    1,810        1,231         1,512         (1,185)
               Net income (loss) per ordinary share                   .25          .16           .21           (.16)

               The loss generated in the fourth quarter 1998 was the result of oil sales prices reaching their lowest level of the decade during the fourth quarter.

SUPPLEMENTAL OIL AND GAS INFORMATION

OIL AND GAS RESERVES (UNAUDITED)

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved oil and gas reserves for all the Company's interests in Argentina.

           Proved Oil, Condensate and
           Plant Products

                                                                      (Millions of Barrels)
                                                               -------------------------------------
                                                                1999             1998           1997
                                                                ----             ----           ----

           Beginning of year                                    20.6             33.2           34.7
           Revisions of previous estimates
               -Engineering revisions                           (0.7)            (1.9)           0.1
               -Due to oil price changes                         8.5             (9.7)             -
           Extensions and discoveries                            2.3              0.8            0.2
           Production                                           (1.7)            (1.8)          (1.8)
                                                               -----            -----          -----


           End of Year                                          29.0             20.6           33.2
                                                                ====             ====           ====

           Proved developed oil reserves                        20.0             15.5           23.7
                                                                ====             ====           ====

           Natural Gas

                                                                    (Billions of cubic feet)
                                                                ------------------------------------
                                                                1999             1998           1997
                                                                ----             ----           ----

           Beginning of year                                    27.5             36.6           46.8
           Revisions of previous estimates                      38.9             (1.4)          (8.6)
           Extensions and discoveries                           12.4                -            6.1
           Production                                           (7.1)            (7.7)          (7.7)
                                                                ----            -----          -----


           End of Year                                          71.7             27.5           36.6
                                                                ====             ====           ====

           Proved developed gas reserves                        51.1             26.8           35.8
                                                                ====             ====           ====

Extensions and discoveries in the table of proved oil reserves include additions associated with Borde Mocho and extensions of existing fields. The increase in natural gas reserves attributed to revisions of previous estimates is the result of better than predicted performance of existing gas fields, and the elimination of the gas lift system in the CB/PB field described under "Capital Spending" on page 17. The increase in natural gas reserves attributed to extensions and discoveries is the result of gas field extensions in the Entre Lomas concession and new gas reserve additions in the San Pedrito field in the Acambuco concession.

There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 1999.

SUPPLEMENTAL OIL AND GAS INFORMATION

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina.


                                                                            (Millions of U.S. Dollars)
                                                                       -----------------------------------
                                                                        1999            1998          1997
                                                                        ----            ----        ------


        Future revenues (1 and 2)                                     $  813          $  250        $  619
                                                                      ------          ------        ------
        Future expenditures (3)                                          360             199           378
                                                                      ------          ------        ------
                                                                         453              51           241

        Argentine taxes (4)                                              149              11            67
                                                                      ------          ------        ------

        Future net cash flows                                            304              40           174

        Effect of discounting 10%                                        161              13            90
                                                                      ------          ------        ------

        Standardized measure of
        discounted future net cash flows                              $  143          $   27        $   84
                                                                      ======          ======        ======


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year end per barrel oil price for 1999 was $24.98, as compared with $10.09 and $17.20 for 1998 and 1997, respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

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

                                                                           (Millions of U.S. Dollars)
                                                                      -----------------------------------
                                                                       1999          1998            1997
                                                                       ----          ----            ----

       Prices and costs:
           Net changes in prices and
              production costs                                        $    88      $   (82)        $  (129)

       Quantities:
           Revenues, net of
              production costs                                            (32)         (18)            (15)
           Additions and revisions
              of previous estimates - net                                 129          (50)              1

       Other:
           Changes in estimated
              future development costs                                    (12)          (4)              6
           Accretion of discount                                            3           12              24
           Net changes in Argentine
              taxes                                                       (66)          42              40
           Timing of future
              production and other                                          6           43              (8)
                                                                      -------      -------         -------

       Net increase (decrease) in
              standardized measure                                    $   116      $   (57)        $   (81)
                                                                      =======      =======         =======


Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

SALES AND PRICE STATISTICS (UNAUDITED)

The following table shows total sales of crude oil and condensate and natural gas and average sales prices and production costs for the last three years.

                                                                      1999                1998             1997
                                                                   ----------          ---------        ----------

Total Sales-Net to Company

Crude Oil and Condensate (bbls)                                     1,667,717          1,732,261         1,811,956
Gas (mcf)                                                           7,086,576          7,734,396         7,733,392
LPG (tons)                                                              6,495              6,192             6,607

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                                 $         17.75     $        12.71   $         19.52
Gas (per mcf)                                                            1.35               1.33              1.34
LPG (per ton)                                                          170.10             168.78            198.72

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                                 $          8.26     $         9.09   $          8.27
Gas (per mcf)                                                             .21                .23               .21
LPG (per ton)                                                           74.75              86.55             89.70


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


                                                                   (Millions of U.S. Dollars)
                                                          --------------------------------------------
                                                            1999            1998              1997
                                                            ----            ----              ----

               Property Acquisitions                       $  -              $  -              $ 1
               Exploration                                    1                 2                -
               Development                                    8                13               11
               Workovers                                      1                 2                3
                                                           ----              ----              ---


                 Total                                     $ 10              $ 17              $15
                                                           ====              ====              ===

DRILLING ACTIVITY

During 1999, the Company participated in the drilling of 15 gross, and 6 net wells. In 1998, the Company participated in the drilling of 18 gross, and 8 net wells, and in 1997, the Company participated in the drilling of 11 gross and 5 net wells. Of the 44 gross, and 19 net wells drilled over the three year period, all wells were development, except two wells drilled in Acambuco, in which the Company has a 1.5 percent participation. All wells drilled over the three year period were productive except the Cerro Tuyunti x-1 well in Acambuco, the status of which is still undetermined.

WELL COUNT AND ACREAGE (UNAUDITED)

The total gross and net well count from all acreage in which the Company has an interest for the years ended December 31, 1999 and 1998, are as follows:

                                                                    1999                  1998
                                                             -----------------       --------------

                                                              Gross        Net       Gross      Net
                                                              -----        ---       -----      ---

               Oil                                              285        133         299      141
               Gas                                               21          9          19        9
               Abandoned and Inactive                            72         28          50       17
               Injection                                        113         54         111       53
                                                                ---        ---         ---      ---

                 Total                                          491        224         479      220
                                                                ===        ===         ===      ===

The Company currently holds interest in three concessions with a total surface area of 542,000 acres, 132,586 acres net to the Company. Gross and net developed acres held by the Company total 39,108 acres, and 17,674 acres, respectively. Gross and net undeveloped acres held by the Company total 502,892 acres, and 114,912 acres, respectively.

SUPPLEMENTAL OIL AND GAS INFORMATION - CONT.

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                            (Thousands of U.S. Dollars)
                            ---------------------------
                                  1999        1998
                            -------------  ------------
Unproved                        $    892    $    892
Proved oil and gas properties     86,516      78,265
Accumulated depreciation,
  depletion and amortization     (43,312)    (38,079)
                                --------    --------

Net capitalized costs           $ 44,096    $ 41,078
                                ========    ========


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS

                                                                                                   Director's
                                                                                                    Term of
                                                                                     Director         Office
                    Name             Age                 Position                     Since          Expires
               -----------------     ---    ----------------------------------       --------       ----------
               J. C. Bumgarner        57    Chairman of the Board and                  1994            2000
                                              Chief Executive Officer

               J. H.  Williams        81    Director                                   1992            2001

               T. Bueno               48    Director, Chief Accounting Officer         1998            2002
                                              and General Manager

               R. J. LaFortune        73    Director                                   1998            2002

(b)      IDENTIFICATION OF EXECUTIVE OFFICERS

                  Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

                                                                                                     Officer
                     Name                   Age               Position                                Since
               ----------------------       ---      -----------------------------------            --------
               John C. Bumgarner             57      Chairman of the Board and                          1996
                                                       Chief Executive Officer

               J. D. McCarthy                57      Vice President and                                 1991
                                                       Chief Financial Officer

               Thomas Bueno                  48      Controller, Chief Accounting                       1991
                                                       Officer and General
                                                       Manager

                  Mr. Bueno serves as General Manager over the Company's operations in Argentina.

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

(e)      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

         None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31, 1999


                                                                                        Amount and
                                                                                        Nature of         Percent
                                              Name and Address of                       Beneficial           of
                Title of Class                   Beneficial Owner                       Ownership          Class
                --------------                   ----------------                       ---------          -----
               Ordinary Shares          The Williams Companies, Inc.                    5,075,398         68.96
               $.01 Par Value           One Williams Center
                                        Tulsa, Oklahoma  74172

               Ordinary Shares          Lehman Brothers Holdings Inc.                     437,062           6.0
               $.01 Par Value           3 World Financial Center, 24th Floor
                                        New York, NY 10285

(b)      SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 1999

         Each of the directors of the Company beneficially owns ten shares of the Company's ordinary shares, $.01 par value, as director's qualifying shares.

(c)      CHANGES IN CONTROL

         None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain relationships and related-party transactions are disclosed elsewhere herein in Notes 1 and 5 to the Notes to Consolidated Financial Statements.

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


                                                APCO ARGENTINA INC.
                                                   (Registrant)


Dated: March 20, 2000                          By: /s/ Thomas Bueno
                                                  -----------------------
                                                       Thomas Bueno
                                                     Attorney-in-Fact



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *John C. Bumgarner                                   March 20, 2000
-------------------------------------------------
John C. Bumgarner, Chairman of the Board
     and Chief Executive Officer


/s/ *Jack D. McCarthy                                    March 20, 2000
-------------------------------------------------
Jack D. McCarthy, Vice President and
     Chief Financial Officer


/s/ *Thomas Bueno                                        March 20, 2000
-------------------------------------------------
Thomas Bueno, Director, Controller, Chief
     Accounting Officer, and General Manager


/s/ *John H. Williams                                    March 20, 2000
-------------------------------------------------
John H. Williams, Director


/s/ *Robert J. LaFortune                                 March 20, 2000
-------------------------------------------------
Robert J. LaFortune, Director


*By: /s/ Thomas Bueno                                    March 20, 2000
     --------------------------------------------
     Thomas Bueno, Attorney-in-Fact

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