Form 10-Q
period 2000-03-31
APCO ARGENTINA INC/NEW
filed 2000-05-11
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

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


                CLASS                             OUTSTANDING AT APRIL 30, 2000
     ORDINARY SHARES, $.01 PAR VALUE                     7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX



                                                                                                     Page No.
                                                                                                     --------
PART I.          FINANCIAL INFORMATION:

                 ITEM 1.      FINANCIAL STATEMENTS

                              Consolidated Balance Sheets - March 31, 2000 and
                                   December 31, 1999                                                        3

                              Consolidated Statements of Operations - Three
                                   Months Ended March 31, 2000 and 1999                                     4

                              Consolidated Statements of Cash Flows - Three Months
                                   Ended March 31, 2000 and 1999                                            5

                              Notes to Consolidated Financial Statements                                    6

                 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS                                      8



PART II.         OTHER INFORMATION                                                                         14


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

ITEM 1. FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)                           March 31,     December 31,
                                                  2000            1999
                                               ------------    ------------
                                               (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                    $     16,689    $     14,207
  Accounts receivable                                 9,507           7,967
  Inventory                                             807             892
  Other current assets                                  344             461
                                               ------------    ------------

        Total Current Assets                         27,347          23,527
                                               ------------    ------------

Property and Equipment:
  Cost                                               90,048          87,724
  Accumulated depreciation                          (44,767)        (43,569)
                                               ------------    ------------

                                                     45,281          44,155

Other assets                                          3,574           3,319
                                               ------------    ------------

                                               $     76,202    $     71,001
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $      4,310    $      3,127
  Accrued liabilities                                 7,304           6,000
  Dividends payable                                   1,196           1,196
  Other liabilities                                   1,189           1,189
                                               ------------    ------------

        Total Current Liabilities                    14,599          11,512
                                               ------------    ------------

Long term liabilities                                 3,884           4,027
Deferred income taxes                                   439             357

Stockholders' Equity:
  Ordinary shares, par value $.01 per share;
     15,000,000 shares authorized;
     7,360,311 shares outstanding                        74              74
  Additional paid-in capital                          9,326           9,326
  Retained earnings                                  48,480          45,705
                                               ------------    ------------

        Total Stockholders' Equity                   57,880          55,105
                                               ------------    ------------

                                               $     76,202    $     71,001
                                               ============    ============

       The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



(Amounts in Thousands Except Per Share)         Three Months Ended
                                                    March 31,
                                               -------------------
                                                 2000       1999
                                               --------   --------
REVENUES:

   Operating revenue                           $ 14,270   $  7,659
   Other revenues                                   165        101
                                               --------   --------

                                                 14,435      7,760
                                               --------   --------

COSTS AND EXPENSES:

   Operating expense                              3,652      2,554
   Provincial royalties                           1,446        691
   Transportation & storage                         390        472
   Selling and administrative                       541        579
   Depreciation, depletion and amortization       1,198      1,028
   Exploration expense                              374          2
   Argentine taxes                                2,463        717
   Other expense                                    400        341
                                               --------   --------

                                                 10,464      6,384
                                               --------   --------

NET INCOME                                     $  3,971   $  1,376
                                               ========   ========

INCOME PER ORDINARY SHARE, Basic and Diluted   $    .54   $    .19
                                               ========   ========

AVERAGE ORDINARY SHARES
   OUTSTANDING, Basic and Diluted                 7,360      7,360
                                               ========   ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands)                                       Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income                                               $  3,971    $  1,376
   Adjustments to reconcile to cash
      (used in) provided by operating activities:
         Depreciation, depletion and amortization              1,198       1,028
         Prior year investment charged to expense                316          --
         Retirement of property                                   --          17
         Changes in accounts receivable                       (1,540)       (135)
         Changes in inventory                                     85         182
         Changes in other current assets                         117          23
         Changes in accounts payable                           1,183      (2,848)
         Changes in accrued liabilities                        1,904         229
         Changes in other assets and liabilities
           including Acambuco investments                       (916)       (306)
                                                            --------    --------

   Net cash (used) provided by operating activities            6,318        (434)
                                                            --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:

   Capital expenditures                                       (2,640)       (828)

CASH FLOW FROM FINANCING ACTIVITIES:

   Dividends paid                                             (1,196)     (1,196)
                                                            --------    --------

NET CHANGE IN CASH AND
 CASH EQUIVALENTS                                              2,482      (2,458)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                                      14,207      13,596
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                                          $ 16,689    $ 11,138
                                                            ========    ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for Argentine income taxes   $    566    $    361



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 2000 and 1999. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      INCOME TAXES

         As described in Note 6 of Notes to Consolidated Financial Statements included in the Company's 1999 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of Operations as Argentine taxes.

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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. Subsequently, the DGI filed an appeal before the Supreme Court.

         On May 8, 2000, Argentina's Supreme Court released its decision in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $4.4 million and $800 thousand, respectively, net to the Company. It is anticipated that the payment will be made before the end of May.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case, $2.2 million net to the Company. Petrolera and the Company have begun analyzing possible ways to reduce or eliminate the penalty that among others includes the possibility of adhering to a fiscal moratorium currently available until May 30 that would serve to pardon the penalty.

         As of the date of these Consolidated Financial Statements, the Company had recorded contingency reserves of $2.3 million, and as such, the sum of the penalty plus court costs provided for in the decision exceed its reserves by $700 thousand. Payment of the deposit or the ultimate charge to expense that will result after exhausting all available remedies, is not expected to have a significant negative impact on the Company's financial condition or results of operations.

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amended SFAS No. 133 to extend the effective date of adoption for fiscal periods after June 15, 2000. Further, SFAS 137 requires companies to either (a) recognize as an asset or liability in the balance sheet all embedded derivative instruments at the date of initial application or (b) select either January 1, 1998 or January 1, 1999 as a application date, and only those derivatives issued, acquired, or substantively altered on or after that date shall be recognized in the balance sheet. SFAS Nos. 133 and 137 should have no impact on the Company's financial statements as it currently is not using derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

NET INCOME

During the three months ended March 31, 2000, the company generated net income of $4 million, as compared with $1.4 million reported during the first quarter 1999. As explained in the following paragraphs, the improvement is primarily the result of higher oil prices.

OIL PRICES

The per barrel price for the Company's crude oil sold during the first quarter of 1999 averaged $11.48, or the lowest quarterly average experienced during the 1990's. This low price was the result of market forces reacting to world oil production substantially exceeding world demand throughout 1998 and into the first quarter 1999. The oversupply was exacerbated by recessions in far-east Asian and other developing country economies.

This drop in world oil prices, forced energy companies to cut exploration and development investments sharply in 1999. As a consequence of depressed prices, in March 1999, the Organization of Petroleum Exporting Countries ("OPEC") implemented reductions in production quotas. Commodities markets reacted favorably to these events and the world price of crude oil began to rise. By mid 1999, far-east Asian economies began to recover. This combination of events eventually led to shortages of oil that have resulted in sharp price increases that continued through March 2000.

The improvement in the company's oil sales price during the last five quarters is reflected in the following table.

                      ----------------------- ---------------------
                              PERIOD               PRICE/BBL
                      ----------------------- ---------------------
                      1st qtr 1999                  $ 11.48
                      ----------------------- ---------------------
                      2nd qtr 1999                  $ 16.24
                      ----------------------- ---------------------
                      3rd qtr 1999                  $ 20.58
                      ----------------------- ---------------------
                      4th qtr 1999                  $ 23.43
                      ----------------------- ---------------------
                      1st qtr 2000                  $ 27.77
                      ----------------------- ---------------------

At a meeting convened in late March 2000, OPEC members agreed to increase oil production quotas to help reduce the supply shortage in world oil markets. This decision caused prices to decline to the $25 to $26 per barrel range. There is no way to predict the future course of oil prices, or if oil prices in the mid $20 range can be sustained. Many factors affect oil markets, including among others, exploration discoveries, fluctuations in market demand, and adherence by OPEC member nations to production quotas.

OIL PRODUCTION

For the quarter, oil production in the Entre Lomas concession totaled 908 thousand barrels, or 432 thousand barrels net to the Company's interest. Although this total is slightly higher than production for the comparable quarter in 1999, it represents increases attributable to the new Borde Mocho field and the drilling and recompletion programs carried out to date in 2000. These factors have contributed production that more than offsets normal production declines in existing fields. Concession daily oil production, which during the fourth quarter of 1999, averaged 9,400, or 4,500 barrels net to the Company's interest, reached 10,600 barrels, or 5,000 barrels net, by the end of April 2000.

ACAMBUCO

In late February 2000, the Acambuco joint venture commenced drilling the Macueta x-1001(bis). Projected total depth is 16,700 feet and the estimated cost is $30 million, or $450 thousand net to the Company's interest. The well is located near the Bolivian border close to the San Alberto block wherein a significant gas discovery was made on the opposite side of the Bolivian border. By the end of April, drilling was continuing at a depth of 5,800 feet. The Company is participating in this well.

Drilling of the San Pedrito x-1003 well, the second development well on the San Pedrito structure, is scheduled to start before mid year. Construction of production facilities in Acambuco that include gathering lines, a gas pipeline, and a gas treatment plant will begin during the year. The partners expect to commence the sale of San Pedrito gas to Argentine markets before the end of the year.

OBLIGATORY SAVINGS - SUPREME COURT RULING

On May 8, 2000, Argentina's Supreme Court released its decision in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $4.4 million and $800 thousand, respectively, net to the Company. It is anticipated that the payment will be made before the end of May.

Payment of the deposit will be financed a with short-term bank loan provided by an Argentine bank. At this time, should the current price of oil be sustained for the remainder of the year, we expect to fully repay the loan before year-end. In spite of the expected repayment, it is not anticipated that our 2000 capital program for Entre Lomas will be altered.

The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case $2.2 million net to the Company. Petrolera and the Company have begun analyzing possible ways to reduce or eliminate the penalty that among several options includes adhering to a fiscal moratorium currently available to Argentina until May 30 that would serve to pardon the penalty.

As of the date of these Consolidated Financial Statements, the Company has recorded contingency reserves of $2.3 million, and as such, the sum of the penalty plus court costs provided for in the decision exceed its reserves by $700 thousand. Payment of the deposit or the ultimate charge to expense that will result after exhausting all available remedies, is not expected to have a significant negative impact on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

As mentioned previously under "Financial Condition", for three months ended March 31, 2000, the Company generated net income of $4.0 million. This compares with $1.4 million reported for the same quarter in 1999.

The improvement in net income for the periods is due primarily to increased oil sales revenue caused by the aforementioned sharp increase in the Company's average oil sales price. The positive effect of oil sales was partially offset by higher operating expense that resulted from the aggressive workover campaign currently being conducted in the Entre Lomas concession, increased exploration expense, and greater provincial royalties, production and income taxes that are the direct result of improved sales and income.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the periods indicated.

                                                  Three Months Ended
                                             -----------------------------
                                               March 31,       March 31,
                                                 2000            1999
                                             -------------   -------------
Total Sales Volumes-Net to Company

Crude Oil and Condensate (bbls)                    438,230         453,899
Gas (mcf)                                        1,390,849       1,772,515
LPG (tons)                                           1,467           1,482

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                $       27.77   $       11.48
Gas (per mcf)                                $        1.27   $        1.26
LPG (per ton)                                $      224.40   $      151.40

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                $        9.92   $        7.77
Gas (per mcf)                                $         .25   $         .18
LPG (per ton)                                $      107.12   $       63.00


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

As a consequence of depressed oil prices, during the first quarter 1999, almost no workover expenses were incurred in the period. Workover expenses during the first quarter 2000 are the primary reason for the period to period increase in average production cost.

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

Presidential elections occurred in 1999. President Carlos Menem, who enacted the privatization, deregulation, and monetary policies described above, completed his second and final term. The new President, Fernando De la Rua of the Alianza party, assumed office on December 10. He has stated his intention to preserve Argentina's commitment to the convertibility law.

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



                                                APCO ARGENTINA INC.
                                              ----------------------
                                                   (Registrant)



                                 By: /s/ Thomas Bueno
                                    --------------------------------------------
                                    Director, General Manager, Controller, and
                                             Chief Accounting Officer,
                                    (Duly Authorized Officer of the Registrant),




May 11, 2000

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
27                         Exhibit 27 - Financial Data Schedule