Form 10-Q
period 2000-06-30
APCO ARGENTINA INC/NEW
filed 2000-08-11
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---      EXCHANGE ACT OF 1934.

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---      EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    -------------

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


            CLASS                                  OUTSTANDING AT JULY 31, 2000
ORDINARY SHARES, $.01 PAR VALUE                          7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX


                                                                                      Page No.
                                                                                      --------

PART I.   FINANCIAL INFORMATION:

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - June 30, 2000 and
                       December 31, 1999                                                  3

                    Consolidated Statements of Operations - Three and Six
                       Months Ended June 30, 2000 and 1999                                4

                    Consolidated Statements of Cash Flows - Six Months
                       Ended June 30, 2000 and 1999                                       5

                    Notes to Consolidated Financial Statements                            6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                                8

PART II. OTHER INFORMATION                                                               13

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)                             June 30,    December 31,
                                                     2000          1999
                                                   --------    ------------
ASSETS                                            (UNAUDITED)

Current Assets:
    Cash and cash equivalents                      $ 12,396      $ 14,207
    Accounts receivable                              10,705         7,967
    Inventory                                           923           892
    Other current assets                                433           461
                                                   --------      --------
          Total Current Assets                       24,457        23,527

Property and Equipment:
    Cost                                             93,583        87,724
    Accumulated depreciation                        (46,037)      (43,569)
                                                   --------      --------
                                                     47,546        44,155

Other assets                                          8,244         3,319
                                                   --------      --------
                                                   $ 80,247      $ 71,001
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                               $  4,464      $  3,127
    Accrued liabilities                               9,220         6,000
    Dividends payable                                 1,196         1,196
    Other liabilities                                    --         1,189
                                                   --------      --------
           Total Current Liabilities               $ 14,880        11,512
                                                   --------      --------

Long term liabilities                                 2,961         4,027
Deferred income taxes                                   677           357

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                      74            74
    Additional paid-in capital                        9,326         9,326
    Retained earnings                                52,329        45,705
                                                   --------      --------
          Total Stockholders' Equity                 61,729        55,105
                                                   --------      --------
                                                   $ 80,247      $ 71,001
                                                   ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


(Amounts in Thousands Except Per Share                Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                    ----------------------      ---------------------
                                                      2000          1999          2000         1999
                                                    --------      --------      --------     --------
REVENUES:

       Operating revenue                            $ 15,238      $  9,445      $ 29,508     $ 17,104
       Other revenues                                    184           103           349          204
                                                    --------      --------      --------     --------
                                                      15,422         9,548        29,857       17,308
                                                    --------      --------      --------     --------

COSTS AND EXPENSES:

       Operating expense                               3,322         2,812         6,974        5,366
       Provincial royalties                            1,743         1,118         3,189        1,809
       Transportation & storage                          640           434         1,030          906
       Selling and administrative                        587           491         1,128        1,070
       Depreciation, depletion and amortization        1,290         1,390         2,488        2,418
       Exploration expense                               183             0           557            2
       Argentine taxes                                 2,879         1,404         5,342        2,121
       Other (income) expense, net                      (268)         (425)          132          (84)
                                                    --------      --------      --------     --------
                                                      10,376         7,224        20,840       13,608
                                                    --------      --------      --------     --------

NET INCOME                                          $  5,046      $  2,324      $  9,017     $  3,700
                                                    ========      ========      ========     ========

INCOME PER ORDINARY SHARE,
       Basic and Diluted                            $    .69      $    .31      $   1.23     $    .50
                                                    ========      ========      ========     ========

AVERAGE ORDINARY SHARES OUTSTANDING,
       Basic and Diluted                               7,360         7,360         7,360        7,360
                                                    ========      ========      ========     ========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands)                                             Six Months Ended
                                                                      June 30,
                                                               ----------------------
CASH FLOW FROM OPERATING ACTIVITIES:                             2000          1999
                                                               --------      --------

    Net income                                                 $  9,017      $  3,700
    Adjustments to reconcile to cash
       (used in) provided by operating activities:
          Depreciation, depletion and amortization                2,488         2,418
          Prior year investment charged to expense                  316            --
          Retirement of property                                     --            17
          Changes in accounts receivable                         (2,738)       (2,929)
          Changes in inventory                                      (31)          265
          Changes in other current assets                            28           371
          Changes in accounts payable                             1,337        (2,385)
          Changes in accrued liabilities                          3,220         2,516
          Changes in other assets and liabilities
             Including Acambuco investments                      (6,860)         (689)
                                                               --------      --------

    Net cash provided by operating activities                     6,777         3,284

CASH FLOW FROM FINANCING ACTIVITIES:

    Capital expenditures                                         (6,196)       (3,129)

CASH FLOW FROM FINANCING ACTIVITIES:

    Dividends paid                                               (2,392)       (2,392)
                                                               --------      --------

NET CHANGE IN CASH AND
   CASH EQUIVALENTS                                              (1,811)       (2,237)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                                       14,207        13,359
                                                               --------      --------

CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                           $ 12,396      $ 11,359
                                                               ========      ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for Argentina income taxes     $  4,387      $    523

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  GENERAL

     The unaudited, consolidated financial statements of Apco Argentine Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

     In the opinion of the Company, all adjustments have been made to present fairly the results of the six months ended June 30, 2000 and 1999. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

     In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. Subsequently the DGI filed an appeal with the Supreme Court.

     On May 8, 2000, Argentina's Supreme Court released its decision in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million or $4.4 million and $800 thousand, respectively, net to the Company.

     The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case, $2.2 million net to the Company. Because of this, Petrolera and its Entre Lomas partners resorted to paying the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any tax payer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, subject of the dispute with the DGI, provides that deposits made after the original due date are subject to the aforementioned penalty equivalent to forfeiture of 50 percent of the deposit refund, and that Petrolera and the Entre Lomas partners complied with the requirements of the tax moratorium decree, Petrolera management feels that the Entre Lomas partners should be released from the penalty provided for by the Mandatory Savings Law.

     As a part of the moratorium, the $9.2 million deposit, $4.4 million net to the Company, is to be paid in installments. This amount has been recorded as a current liability that will decrease over time and be eliminated as the installments are paid. An equivalent offset has been recorded as an other asset to reflect the reimbursement of the deposit after five years. In June, the partners made a $613 thousand down payment, $292 thousand net, with the balance to be paid in twelve equal installments. Also, as a consequence of the moratorium, the $1.7 million in legal fees, $800 thousand net, were reduced to $394 thousand, or $187 thousand net. These legal fees were paid and expensed in June.

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

FINANCIAL CONDITION

NET INCOME

For the three and six months ended June 30, 2000, the Company generated net income of $5.0 million and $9.0 million, as compared with $2.3 million and $3.7 million for the same periods in 1999. This is the highest six-month income ever reported by the Company. As explained in the following paragraphs, this improvement in net income is primarily the result of higher oil prices.

OIL PRICES

During the first quarter of 1999, the world price of crude oil reached its lowest level since the oil price collapse of 1986. The per barrel price of West Texas Intermediate fell to as low as $11 during the quarter. As a consequence of depressed prices, in March 1999, the Organization of Petroleum Exporting Countries ("OPEC") implemented reductions in production quotas. Commodities markets reacted favorably to these events and the world price of crude oil began to rise. Furthermore, because of the low price environment of 1998 and early 1999, many energy companies were forced to sharply curtail and in some cases eliminate exploration and development investments for 1999, thereby contributing further to reduced oil supplies. These two factors combined with increased demand worldwide resulted in sharp oil price increases that have continued through the first six months of this year.

The improvements in the Company's oil sales price during the last six quarters is reflected in the following table.

   Period                     Price/bbl
   ------                     ---------

1st qtr 1999                  $ 11.48
2nd qtr 1999                  $ 16.24
3rd qtr 1999                  $ 20.58
4th qtr 1999                  $ 23.43
1st qtr 2000                  $ 27.77
2nd qtr 2000                  $ 28.31

This more than doubling of the Company's oil sales price has resulted in significantly higher levels of operating cash flow for the Entre Lomas joint venture and enabled the partners to complete the year 2000 drilling program far ahead of schedule. Late in the second quarter, two additional wells were drilled, one of which is the Borde Mocho #3 well.

There is no way to predict the future course of oil prices, or if oil prices in the high $20 range can be sustained. Many factors affect oil markets, including among others, exploration discoveries, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas.

OIL PRODUCTION

For the six months ended June 30, 2000, oil production in the Entre Lomas concession totaled 884 thousand barrels net to the Company's interest as compared with 855 thousand for the same period in 1999. The increase reflects the results of the drilling and workover programs carried out during the period that have added production that more than offsets normal production declines in existing fields. The Borde Mocho #3 well was completed and placed on production in late July. It extends both the Tordillo and Quintuco reservoirs in the Borde Mocho area to the northwest. The Borde Mocho #4 well is scheduled to spud before the end of the third quarter. The partners now feel that the success of this third well justifies moving ahead with local production facilities and a pipeline that connects Borde Mocho to the concession's principal production installations.

ACAMBUCO

In late February 2000, the Acambuco joint venture commenced drilling the Macueta x-1001(bis). Projected total depth is 16,700 feet and the estimated cost is $30 million, or $450 thousand net to the Company's interest. The well is located near the Bolivian border close to the San Alberto block wherein a significant gas field is being developed by Petrobras on the same structure as the Macueta prospect. The well now being drilled is a twin to the Macueta x-1001 well drilled in 1981 by Bridas S.A.P.I.C., Northwest Argentina Corporation, and the Company, the original Acambuco partners. The original well discovered gas in the Huamampampa formation, but had to be abandoned due to mechanical problems. To date the Macueta x-1001(bis) is proceeding as scheduled. It is currently drilling at a depth of 15,252 feet. As with other wells in the concession, the principal objective is the Huamampampa formation.

Drilling of the San Pedrito x-1003 well commenced in August. Construction of production facilities in Acambuco that include gathering lines, and separators in the San Pedrito field, a gas pipeline, and a gas treatment plant are well underway and proceeding as planned. The partners expect to commence selling San Pedrito gas to Argentine markets by the end of the year.

OBLIGATORY SAVINGS - SUPREME COURT RULING

On May 8, 2000, Argentina's Supreme Court released its decision in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $4.4 million and $800 thousand, respectively, net to the Company.

The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case, $2.2 million net to the Company. Because of this, Petrolera and its Entre Lomas partners resorted to paying the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any tax payer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, subject of the dispute with the DGI, provides that deposits made after the original due date are subject to the aforementioned penalty equivalent to forfeiture of 50 percent of the deposit refund, and that Petrolera and the Entre Lomas partners complied with the requirements of the tax moratorium decree, Petrolera management feels that the Entre Lomas partners should be released from the penalty provided for by the Mandatory Savings Law.

As a part of the moratorium, the $9.2 million deposit, $4.4 million net to the Company, is to be paid in installments. In June, the partners made a $613 thousand down payment, $292 thousand net, with the balance to be paid in twelve equal installments. Also, as a consequence of the moratorium, the $1.7 million in legal fees, $800 thousand net, were reduced to $394 thousand, or $187 thousand net. These legal fees were paid and expensed in June.

RESULTS OF OPERATIONS

As mentioned previously under "Financial Condition", for the three and six months ended June 30, 2000, the Company generated net income of $5.0 million and $9.0 million as compared with $2.3 million and $3.7 million for the same periods in 1999.

The improvement in net income for the three and six month periods is due primarily to increased oil sales revenue caused by the aforementioned sharp increase in the Company's average oil sales price. The positive effect of oil sales was partially offset by higher operating expense that resulted from the current years remedial well workover campaign being conducted in the Entre Lomas concession. The current years program includes workovers scheduled for 1999 that went unperformed due to low oil prices. Other offsetting factors include higher administrative expense that includes business development evaluation costs incurred in the current year, greater crude oil storage expense due to delays in shipping exports, and increased provincial royalties and Argentine taxes that result directly from the higher levels of sales and net income.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the periods indicated.

                                                                        Six Months Ended
                                                                   -----------------------------
                                                                    June 30,          June 30,
                                                                      2000              1999
                                                                   -----------       -----------

Total Sales Volumes-Net to Company
    Crude Oil and Condensate (bbls)                                    879,472           853,413
    Gas (mcf)                                                        3,057,822         3,615,802
    LPG (tons)                                                           3,115             3,351
Average Sales Prices (in U.S. Dollars)
    Oil (per bbl)                                                  $     28.07       $     13.78
    Gas (per mcf)                                                  $      1.35       $      1.33
    LPG (per ton)                                                  $    224.81       $    157.66
Average Production Costs (in U.S. Dollars)
    Oil (per bbl)                                                  $      9.36       $      8.24
    Gas (per mcf)                                                  $       .25       $       .19
    LPG (per ton)                                                  $     85.61       $     61.98

Volumes presented in the above table represent those sold to customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the

Company. In calculating provincial royalties to be paid, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The current per unit cost of depreciation is $2.43 per barrel of oil, and $.13 per mcf of natural gas. LPG facilities are fully depreciated.

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

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 1 percent in 1999 and 2000 and, second, an influx of foreign investment capital into the country.

Presidential elections occurred in 1999. President Carlos Menem, who enacted the privatization, deregulation, and monetary policies described above, completed his second and final term. The new President, Fernando De la Rua of the Alianza party, assumed office on December 10, 1999. He has stated his intention to preserve Argentina's commitment to the convertibility law.

Since 1991, the convertibility law and the Argentine pesos one to one parity with the US dollar have withstood the 1994 devaluation of Mexico's currency that shocked banking systems throughout Latin America, the resignation in July, 1996 of Domingo Cavallo, President Menem's first Economy Minister and author of the convertibility plan, the far East Asian and Russian financial crises of 1997 and 1998, and most recently the devaluation of Brazil's currency in early 1999 which had an adverse impact on Argentina's exports to Brazil, Argentinas largest trading partner. After growing at rates of 8 percent in 1997 and 4 percent in 1998, Argentina's gross domestic product contracted by 3.5 percent in 1999 owing in large part to Brazil's currency devaluation. Argentina's GDP is expected to grow 3% in 2000.

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


                                                  APCO ARGENTINA INC.
                                         --------------------------------------
                                                     (Registrant)


                                     By:           /s/ Thomas Bueno
                                         --------------------------------------
                                     Director, General Manager, Controller, and
                                            Chief Accounting Officer,
                                     (Duly Authorized Officer of the Registrant)


August 11, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------


  27                   Financial Data Schedule