Form 10-Q
period 2000-09-30
APCO ARGENTINA INC/NEW
filed 2000-11-06
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

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


            CLASS                        OUTSTANDING AT OCTOBER 31, 2000
ORDINARY SHARES, $.01 PAR VALUE                  7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------

PART I.     FINANCIAL INFORMATION:

            ITEM 1.      FINANCIAL STATEMENTS

                         Consolidated Balance Sheets - September 30, 2000 and
                              December 31, 1999                                                        3

                         Consolidated Statements of Operations - Three and Nine
                              Months Ended September 30, 2000 and 1999                                 4

                         Consolidated Statements of Cash Flows - Nine Months
                              Ended September 30, 2000 and 1999                                        5

                         Notes to Consolidated Financial Statements                                    6

            ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS                                      9

PART II.    OTHER INFORMATION                                                                         14

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

ITEM 1.  FINANCIAL STATEMENTS


                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Amounts in Thousands)                         September 30,  December 31,
                                                   2000          1999
                                               ------------  ------------
                                               (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents                    $ 14,942      $ 14,207
    Accounts receivable                             8,720         7,967
    Inventory                                         963           892
    Other current assets                              363           461
                                                 --------      --------

          Total Current Assets                     24,988        23,527

Property and Equipment:
    Cost                                           97,502        87,724
    Accumulated depreciation                      (47,530)      (43,569)
                                                 --------      --------

                                                   49,972        44,155

Other assets                                        8,713         3,319
                                                 --------      --------

                                                 $ 83,673      $ 71,001
                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                             $  3,437      $  3,127
    Accrued liabilities                             7,275         6,000
    Dividends payable                               1,196         1,196
    Other liabilities                                  --         1,189
                                                 --------      --------

           Total Current Liabilities             $ 11,908      $ 11,512
                                                 --------      --------

Long term liabilities                               2,180         4,027
Deferred income taxes                               1,342           357

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                    74            74
    Additional paid-in capital                      9,326         9,326
    Retained earnings                              58,843        45,705
                                                 --------      --------

          Total Stockholders' Equity               68,243        55,105
                                                 --------      --------

                                                 $ 83,673      $ 71,001
                                                 ========      ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


(Amounts in Thousands Except Per Share             Three Months Ended     Nine Months Ended
                                                       September 30,        September 30,
                                                  ---------------------  --------------------
                                                    2000        1999       2000        1999
                                                  --------    --------   --------    --------
REVENUES:

       Operating revenue                          $ 17,319    $ 11,934   $ 46,827    $ 29,038
       Other revenues                                  196         116        545         320
                                                  --------    --------   --------    --------

                                                    17,515      12,050     47,372      29,358
                                                  --------    --------   --------    --------

COSTS AND EXPENSES:

       Operating expense                             2,913       2,933      9,887       8,299
       Provincial royalties                          1,900       1,313      5,089       3,122
       Transportation & storage                        374         445      1,404       1,351
       Selling and administrative                      519         409      1,647       1,479
       Depreciation, depletion and amortization      1,494       1,212      3,982       3,630
       Exploration expense                             246         196        803         198
       Argentine taxes                               3,304       2,073      8,646       4,194
       Other (income) expense, net                    (944)        319       (812)        235
                                                  --------    --------   --------    --------

                                                     9,806       8,900     30,646      22,508
                                                  --------    --------   --------    --------

NET INCOME                                        $  7,709    $  3,150   $ 16,726    $  6,850
                                                  ========    ========   ========    ========

INCOME PER ORDINARY SHARE,
       Basic and Diluted                          $   1.05    $    .43   $   2.27    $    .93
                                                  ========    ========   ========    ========

AVERAGE ORDINARY SHARES OUTSTANDING,
       Basic and Diluted                             7,360       7,360      7,360       7,360
                                                  ========    ========   ========    ========


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in Thousands)                                         Nine Months Ended
                                                                 September 30,
                                                             --------------------
CASH FLOW FROM OPERATING ACTIVITIES:                           2000        1999
                                                             --------    --------
    Net income                                               $ 16,726    $  6,850
    Adjustments to reconcile to cash
       (used in) provided by operating activities:
          Depreciation, depletion and amortization              3,982       3,630
          Prior year investment charged to expense                316          --
          Retirement of property                                   --          20
          Changes in accounts receivable                         (753)     (1,834)
          Changes in inventory                                    (71)        238
          Changes in other current assets                          98         (94)
          Changes in accounts payable                             310      (2,500)
          Changes in accrued liabilities                        1,275       3,312
          Changes in other assets and liabilities
             including Acambuco investments                    (7,445)       (823)
                                                             --------    --------

    Net cash provided by operating activities                  14,438       8,799

CASH FLOW FROM INVESTING ACTIVITIES:

    Capital expenditures                                      (10,115)     (5,363)

CASH FLOW FROM FINANCING ACTIVITIES:

    Dividends paid                                             (3,588)     (3,588)
                                                             --------    --------

NET CHANGE IN CASH AND
   CASH EQUIVALENTS                                               735        (152)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                                     14,207      13,596
                                                             --------    --------

CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                         $ 14,942    $ 13,444
                                                             ========    ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for Argentina income taxes   $  7,037    $  1,167


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

         In the opinion of the Company, all adjustments have been made to present fairly the results of the nine months ended September 30, 2000 and 1999. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

         The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case, $2.2 million net to the Company. Because of this, Petrolera and its Entre Lomas partners resorted to paying the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any tax payer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, provides that deposits made after the original due date are subject to the aforementioned penalty, and that the moratorium decree provides for penalty and sanction exemptions, and that Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera management feels that the Entre Lomas partners will receive full reimbursement of the deposit at the end of five years, as provided by Law 23,549. As a consequence, both Petrolera and the Company decided to reverse the contingency reserve created in prior periods. The resulting credit of $1.7 million has been recorded by the Company in the current quarter and is included in the Consolidated Statement of Operations as "other income".

         As a part of the moratorium, the $9.2 million deposit, $4.4 million net to the Company, is to be paid in twelve installments. This amount was recorded as a current liability that will decrease over time and be eliminated as the installments are paid. An equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. As of September 30, the cumulative installments paid by the Entre Lomas partners totals $2.9 million, or $1.4 million net to the Company. The remaining balance of $7.0 million, or $3.3 million, net, that includes accrued interest at a rate of 6%, will be paid over the next nine months.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

FINANCIAL CONDITION

NET INCOME

For the three and nine months ended September 30, 2000, the Company generated net income of $7.7 million and $16.7 million, as compared with $3.2 million and $6.9 million for the same periods in 1999. This is the highest nine-month income ever reported by the Company. As explained in the following paragraphs, this improvement in net income is primarily the result of higher oil prices.

OIL PRICES

During the first quarter of 1999, the world price of crude oil reached its lowest level since the oil price collapse of 1986. The per barrel price of West Texas Intermediate fell to as low as $11 during the quarter. As a consequence of depressed prices, in March 1999, the Organization of Petroleum Exporting Countries ("OPEC") implemented reductions in production quotas. Commodities markets reacted favorably to these events and the world price of crude oil began to rise. Furthermore, because of the low price environment of 1998 and early 1999, many energy companies were forced to sharply curtail and in some cases eliminate exploration and development investments for 1999, thereby contributing further to reduced oil supplies. These two factors combined with increased demand worldwide resulted in sharp oil price increases during the last half of 1999 and into the current year. During 2000, OPEC has increased production quotas several times in an attempt to move world oil prices into a price band between $22 to $28 per barrel. These production increases have so far been insufficient to offset increased worldwide crude oil demand and as a result oil prices have resisted moving beneath $28.

The improvements in the Company's oil sales price during the last seven quarters is reflected in the following table.

                                 PERIOD                     PRICE/BBL
                                 ------                     ---------
                               1st qtr 1999                  $ 11.48
                               2nd qtr 1999                  $ 16.24
                               3rd qtr 1999                  $ 20.58
                               4th qtr 1999                  $ 23.43
                               1st qtr 2000                  $ 27.77
                               2nd qtr 2000                  $ 28.31
                               3rd qtr 2000                  $ 31.07

This more than doubling of the Company's oil sales price has resulted in significantly higher levels of operating cash flow for the Entre Lomas joint venture and enabled the partners to complete the year 2000 drilling program far ahead of schedule. Since completion of the program, the joint venture has moved to drill three additional wells. The Borde Mocho #3 well has been drilled and completed with successful results. The Borde Mocho #4 and Lomas de O'Compo. #7 wells are currently drilling and are expected to go on production in the fourth quarter.

There is no way to predict the future course of oil prices, or if oil prices in the high $20 to low $30 range can be sustained. Many factors affect oil markets, including among others, exploration discoveries, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas.

OIL PRODUCTION

For the nine months ended September 30, 2000, oil production in the Entre Lomas concession totaled 1.34 million barrels net to the Company's interest as compared with 1.29 million for the same period in 1999. The increase reflects the results of the drilling and workover programs carried out during 2000 that have added production that more than offsets normal production declines in existing fields. The Borde Mocho #3 well was completed and placed on production in late July. It extends both the Tordillo and Quintuco reservoirs in the Borde Mocho area to the northwest. The Borde Mocho #4 well is being completed at this time. The partners are at this time building local production facilities and a pipeline that connects Borde Mocho to the concession's principal production installations.

ACAMBUCO

In late February 2000, the Acambuco joint venture commenced drilling the Macueta x-1001(bis) in a location near the Bolivian border opposite from the San Alberto Concession wherein a significant gas field is being developed in Bolivia by Petrobras on the same structure as the Macueta prospect. This well is a twin to the Macueta x-1001 well drilled in 1981 by Bridas S.A.P.I.C., Northwest Argentina Corporation, and the Company, the original Acambuco partners. The original well discovered gas in the Huamampampa formation, but had to be abandoned due to mechanical problems. In late September, the new well reached a total depth of 17,500 feet in 214 days, a record time compared with wells previously drilled in the concession. The final depth was 800 feet deeper than originally planned enabling exploration of the Icla formation that is productive in the San Alberto Concession in Bolivia. The program now calls for testing from both the Huamampampa and Icla formations after which is planned a sidetrack to further penetrate the Huamampampa formation.

Drilling of the San Pedrito x-1003 well commenced in August. The well is currently drilling at a depth of 8,700 feet. Construction of production facilities in Acambuco that include gathering lines, and separators in the San Pedrito field, a gas pipeline, and a gas treatment plant are well underway and proceeding as planned. The partners expect to commence selling San Pedrito gas to Argentine markets by the end of the year.

OBLIGATORY SAVINGS - SUPREME COURT RULING

On May 8, 2000, Argentina's Supreme Court released its decision in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $4.4 million and $800 thousand, respectively, net to the Company.

The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case, $2.2 million net to the Company. Because of this, Petrolera and its Entre Lomas partners resorted to paying the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any tax payer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, provides that deposits made after the original due date are subject to the aforementioned penalty, and that the moratorium decree provides for penalty and sanction exemptions, and that Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera management feels that the Entre Lomas partners will receive full reimbursement of the deposit at the end of five years, as provided by Law 23,549. As a consequence, both Petrolera and the Company decided to reverse the contingency reserve created in prior periods. The resulting credit of $1.7 million has been recorded by the Company in the current quarter and is included in the Consolidated Statement of Operations included herein as "other income".

As a part of the moratorium, the $9.2 million deposit, $4.4 million net to the Company, is to be paid in twelve installments. This amount was recorded as a current liability that will decrease over time and be eliminated as the installments are paid. An equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. As of September 30, the cumulative installments paid by the Entre Lomas partners totals $2.9 million, or $1.4 million net to the Company. The remaining balance of $7.0 million, or $3.3 million, net, that includes accrued interest at a rate of 6%, will be paid over the next nine months.

RESULTS OF OPERATIONS

As mentioned previously under "Financial Condition", for the three and nine months ended September 30, 2000, the Company generated net income of $7.7 million and $16.7 million as compared with $3.2 million and $6.9 million for the same periods in 1999.

The improvement in net income for the three-month period is due primarily to greater oil sales revenue caused by the aforementioned sharp increase in the Company's average oil sales price. The effect of oil prices was supplemented by the positive variation in other income (expense) that resulted principally from the reversal of the mandatory savings contingency reserve discussed on the prior page under "Obligatory Savings - Supreme Court Ruling". These favorable variations were partially offset by higher provincial royalties and income taxes that resulted directly from the increased levels of oil sales and net income. Other offsetting factors include greater general and administrative expense reflecting business development evaluation costs incurred in the current year and higher depreciation, depletion and amortization.

The improvement in net income for the nine-month period can be attributed to the same factors described for the three-month period. However, for the nine-month period two additional factors offset the positive effects of increased oil prices and the reversal of the mandatory savings contingency reserve. These offsetting factors are greater operating expenses that resulted from expanded well workover and production facilities maintenance programs that include carryover projects from the prior year, and higher exploration expense due to 3D seismic investments.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the periods indicated.

                                                                                 Nine Months Ended
                                                                      --------------------------------------
                                                                       September 30,          September 30,
                                                                           2000                   1999
                                                                      --------------          --------------
        Total Sales Volumes-Net to Company
            Crude Oil and Condensate (bbls)                               1,345,279             1,289,597
            Gas (mcf)                                                     4,711,747             5,496,218
            LPG (tons)                                                        4,887                 4,973

        Average Sales Prices (in U.S. Dollars)
            Oil (per bbl)                                               $     29.11           $     16.08
            Gas (per mcf)                                               $      1.38           $      1.36
            LPG (per ton)                                               $    232.77           $    162.66

        Average Production Costs (in U.S. Dollars)
            Oil (per bbl)                                               $      9.08           $      8.25
            Gas (per mcf)                                               $       .26           $       .18
            LPG (per ton)                                               $     73.28           $     66.77

Volumes presented in the above table represent those sold to customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the Company. In calculating provincial royalties to be paid, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The current per unit cost of depreciation is $2.47 per barrel of oil, and $.16 per mcf of natural gas. LPG facilities are fully depreciated.

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

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 2 percent in 1999 and 2000 and, second, an influx of foreign investment capital into the country.

Presidential elections occurred in 1999. President Carlos Menem, who enacted the privatization, deregulation, and monetary policies described above, completed his second and final term. The new President, Fernando De la Rua of the Alianza party, assumed office on December 10, 1999. He has stated his intention to preserve Argentina's commitment to the convertibility law.

Since 1991, the convertibility law and the Argentine pesos one to one parity with the US dollar have withstood the 1994 devaluation of Mexico's currency that shocked banking systems throughout Latin America, the resignation in July, 1996 of Domingo Cavallo, President Menem's first Economy Minister and author of the convertibility plan, the far East Asian and Russian financial crises of 1997 and 1998, and most recently the devaluation of Brazil's currency in early 1999 which had an adverse impact on Argentina's exports to Brazil, Argentinas largest trading partner. After growing at rates of 8 percent in 1997 and 4 percent in 1998, Argentina's gross domestic product contracted by 3.5 percent in 1999 owing in large part to Brazil's currency devaluation. Argentina's GDP is expected to grow 1% in 2000.

Argentina is a part of "Mercosur" a common market established by customs agreements between Argentina, Brazil, Uruguay, and Paraguay. The "Mercosur" market comprises a population of approximately 200 million with a total gross domestic product of $1.1 trillion.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual General Meeting of shareholders of the Company was held on October 4, 2000. At the Annual General Meeting, one individual was elected as director of the Company. Three individuals continued to serve as directors pursuant to their prior election. In addition, the appointment of Arthur Andersen LLP as the independent auditor of the Company for 2000 was ratified.

                  A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:

                  Election of Directors:

                  Name                  For          Against          Withheld
                  ----                  ---          -------          --------
                  John C. Bumgarner     6,981,522    21,389           0

                  Ratification of Appointment of Independent Auditor:

                  Name                  For          Against          Withheld
                  ----                  ---          -------          --------
                  Arthur Andersen LLP   7,000,255    489              2,187

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



                                                APCO ARGENTINA INC.
                                             ------------------------
                                                   (Registrant)




                                    By:   /s/ Thomas Bueno
                                          ------------------------------------
                                          General Manager, Controller and
                                             Chief Accounting Officer
                                    (Duly Authorized Officer of the Registrant)




November 6, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule