Form 10-K405
period 2000-12-31
APCO ARGENTINA INC/NEW
filed 2001-03-19
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                (NO FEE REQUIRED)
         For the transition period from _____________ to _____________
                          Commission file number 0-8933

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 12, 2001, was $73,254,311. This value was calculated based upon the average bid and asked prices of the registrant's stock of $32.06 on March 12, 2001, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 12, 2001 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                      None

                                    PART I

ITEM I. BUSINESS

(a)     GENERAL DEVELOPMENT OF BUSINESS

Apco Argentina Inc. is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970 ("the Company"). The principal business of the Company is its 47.6 percent participation in a joint venture engaged in the exploration, production, and development of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company also owns a 1.5 percent participation in a joint venture engaged in oil and gas exploration and development in the Acambuco concession located in the province of Salta in northwest Argentina and a 45 percent participation in a third joint venture engaged in oil exploration and development in the Canadon Ramirez concession located in the province of Chubut in southern Argentina.

Over the last three years the price of crude oil has risen dramatically. The Company's per barrel oil sales price during this period averaged $29.41 in 2000, $17.75 in 1999, and $12.71 in 1998. The increase in oil prices has affected the Company's earnings accordingly. During the year 2000, the Company generated net income of $22.2 million, compared with $9.5 million and $3.4 million for 1999 and 1998, respectively.

(b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

None.

(c)     NARRATIVE DESCRIPTION OF BUSINESS

ENTRE LOMAS

The Company participates in a joint venture with Petrolera Perez Companc S.A. ("Petrolera") and Pecom Energia S.A. ("Pecom Energia"), formerly Perez Companc S.A. Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company's interest in the joint venture totals 47.6 percent of which 23 percent is a direct participation and 24.6 percent is owned indirectly by virtue of the Company's 33.6 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a 73.15 percent direct interest in the joint venture.

YPF CONTRACTS

In 1967, Yacimientos Petroliferos Fiscales ("YPF"), then the national oil company of Argentina, sought bids for the development of the Entre Lomas area. Perez Companc won the bid and entered into contract 12,507, dated March 13, 1968, which contract permitted the Entre Lomas joint venture to explore for, develop and produce oil in the area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from ownership of the mineral resources produced. Under Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

JOINT VENTURE AGREEMENTS

On April 1, 1968, Pecom Energia and Petrolera entered into a joint venture agreement with Apco Oil Corporation pursuant to which Petrolera became operator of the Entre Lomas area. On July 1, 1970, Apco Oil Corporation transferred its interest in the Entre Lomas area to the Company. Similar joint venture agreements among the Company, Pecom Energia and Petrolera for the development of natural gas and extraction of propane and butane were entered into February 29, 1972, and March 23, 1977, respectively.

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

Complete deregulation of the Entre Lomas area was implemented by an agreement with the Argentine government that went into effect January 22, 1991 and amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of produced hydrocarbons at the wellhead. Under this agreement, the concession holders, or joint venture partners, have the right to freely sell produced hydrocarbons in internal or external markets, and have authority over operation of the concession including future exploration and development plans. The partners, throughout the term of the concession, are subject to provincial royalties, production taxes, and federal income taxes, which rates of royalties and tax are currently twelve percent (12%), two percent (2%), and thirty five percent (35%), respectively. The Entre Lomas concession term currently runs through the year 2016, with an option to extend the concession for an additional ten-year period with the consent of the government.

SALE OF OIL

The Entre Lomas concession participates in several contracts negotiated by the Pecom Energia group. This arrangement allows the joint venturers to pool Entre Lomas oil with other concessions in the Medanito area providing greater negotiation strength with Argentine refiners and export customers.

During 2000, fifty-two percent of Entre Lomas oil sold was exported to Petrobras, the Brazilian national oil company. The remainder was sold domestically to Shell C.A.P.S.A and Refineria San Lorenzo, a refinery owned by Pecom Energia under various short-term agreements. Medanito area crude oil is in demand because of its relative quality and favored geographical location. While there is no guarantee, management believes that upon expiration, these contracts will be extended or replaced.

The per barrel price for Argentine crude oil continues to be based on the spot market price of West Texas Intermediate less a discount to provide for differences in gravity and quality. The average weighted price discount for contracts in effect during 2000 was $1.06, as compared with $1.37 for contracts in effect in 1999, and $1.58 for contracts in effect during 1998. Since deregulation of

Argentina's energy industry in 1991, domestic market conditions have evolved to the point that the discount for oil sold in country appears to have stabilized in the $1.00 to $1.50 range depending on market conditions. Discounts for oil exported to Brazil are approximately 50 percent higher. Export oil is not subject to domestic production tax.

SALE OF GAS

Since 1999, the Entre Lomas joint venture partners have sold gas to Camuzzi Gas Pampeana S.A. ("Camuzzi") pursuant to a three-year primary contract. Under the contract, the daily gas volume commitment is 35 million cubic feet ("mmcf") during peak winter months and 14 mmcf during the remainder of the year. Gas production volume for 2000 averaged 34 mmcf per day and is expected to continue at or near that level for the foreseeable future. Additional production above the Camuzzi volume commitment was sold in the spot market to other gas distribution companies and electric utilities. Gas sales prices vary depending on seasonal demand, but in general, the peak season price will average $1.46 per mcf while the summer season price averages $1.26 per mcf.

The Neuquen basin, wherein the Entre Lomas concession is located, is served by a substantial gas pipeline network that delivers gas to the Buenos Aires metropolitan and surrounding areas, the industrial regions of Bahia Blanca and Rosario and by export pipelines to Chile. Entre Lomas is well situated in the basin with two major pipelines in close proximity.

Since deregulation of Argentina's gas industry in 1994, the joint venture partners have been able to find markets for Entre Lomas gas. There is no guarantee that existing Entre Lomas gas sales contracts will be renewed or replaced. The partners have actively sold gas in the spot market to supplement contract sales volumes. The Company believes that failure to renew or replace contracts could have a negative effect on the Company's cash flow and results of operations.

TRANSPORTATION

Oil produced in the Entre Lomas concession is sold in Puerto Rosales, a major industrial port in southern Buenos Aires Province, and is shipped there through the Oleoductos del Valle S.A. ("Oldelval") pipeline system. The daily capacity of this system ranges from 130,000 to 175,000 barrels. The current volume allocation for the Entre Lomas concession in the Oldelval system is 11,600 barrels per day. The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.14 per barrel in 2000.

PETROLERA

Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Investment decisions and strategy for development of the concession are agreed upon by the joint venture partners and implemented by Petrolera. Petrolera has a board of 11 directors, 5 of whom are nominees of the Company and 6 of whom are nominees of Pecom Energia or its affiliates. Petrolera's senior officers are generally the same as those of Pecom Energia with other general office and field personnel being employed exclusively by Petrolera. The Company understands that Petrolera's sole business at present is its role as operator and owner of a 73.15 percent interest in the Entre Lomas concession.

The Company's branch office in Buenos Aires obtains from Petrolera operational and financial data that is used to monitor joint venture operations. The branch provides technical assistance to Petrolera and makes recommendations regarding field development and reservoir management.

DESCRIPTION OF THE CONCESSION

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas and El Caracol fields, located to the northwest of the main field complex also produce oil and gas. A fourth field, Borde Mocho, located southwest of CB/PB, was discovered in 1996. It also produces oil and gas and is in the early stages of development.

The most productive producing formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of all oil produced in Entre Lomas. The Tordillo also produces associated gas that is both sold and consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. The Tordillo is also the principal producing formation in the Borde Mocho field. Other important formations are the Quintuco, that produces gas from several wells in CB/PB and oil in the Entre Lomas, El Caracol, and Borde Mocho fields and the Petrolifera formation that produces gas in the Entre Lomas gas field and some oil in CB/PB. Since inception 469 wells have been drilled in the concession, of which at year end, 271 are producing oil wells, 30 are producing gas wells, 110 are active water injection wells, 11 are water producing wells, and 47 wells are inactive or abandoned.

The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB which lack injection. The El Caracol field has been under injection since 1989. Secondary recovery operations commenced in the Entre Lomas oil field in 1998 and implementation of a field-wide secondary recovery is currently underway.

CHARCO BAYO/PIEDRAS BLANCAS FIELD

CB/PB produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986-1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. Secondary recovery was introduced with a successful pilot in 1975 and has slowly been expanded to include 85 injection wells. CB/PB is best described as a mature oil field with considerable remaining development potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

The field's ultimate development is likely to result from a combination of expansion of secondary recovery throughout the entire producing field, infill drilling, continued step out drilling, and recompletion of existing wells with behind pipe reserves. The results of these programs may be enhanced and higher percentage recoveries achieved by improving the efficiency of the waterflood through various means including modifying existing patterns of injection, placing idle wells back on production, and the use of polymer injection. In the last eighteen months all remaining wells using gas lift were converted to rod pump thereby increasing lift capacity throughout this field.

Due to the gradual development of this field, recoveries normally attributed to waterfloods after 20 to 30 years have not been attained and it is currently estimated that this field has a remaining productive life in excess of twenty years. The Company believes that the limits of this field have not yet been defined in all directions. As a result, there remain undrilled step out locations in the flanks of the structure and infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 2000, four additional wells were drilled and completed as producers.

In the CB/PB field, the Quintuco formation is gas productive and produces from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed.

In 1992, the Argentine Department of Energy issued Resolution 105 requiring environmental control. As a result, in the last few years investments were made to change the system of produced water disposal in the Entre Lomas concession. Until 1998, fresh water had been the sole source of injection in all waterflood projects in the concession. Prior to 1996, produced water was disposed of in evaporation and filtration pits, however, this practice was forbidden by the province in that year. Produced water has since been injected into a shallower formation with high injectivity capacity. Commencing 1998, produced water in CB/PB began to be reinjected into the producing formation in a portion of the field. Surface and down hole injection lines were replaced with those that withstand the corrosive effects of reinjecting formation water. The first phase of this conversion is being evaluated.

EL CARACOL FIELD

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty two wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Potential for further expansion of the waterflood may also exist. During 2000, one additional producing well was drilled.

ENTRE LOMAS/LOMAS DE OCAMPO FIELDS

The Entre Lomas structure is located in the central part of the concession to the northwest of CB/PB. This anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side.

OIL RESERVOIRS

The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. It now includes 35 producing wells and contributes approximately eighteen percent of oil produced in the concession. The Quintuco formation continues to demonstrate development potential toward the northwest.

The southeast, or older part of this field, has shown signs of pressure depletion. The Quintuco formation responded favorably to water flooding in the El Caracol field. Reservoir simulation studies have predicted that the Entre Lomas oil field will have a similar response to secondary recovery. Investments to implement waterflooding in this field commenced in 1997 and continued into 2000.

Water injection commenced in 1998. As of year end, fifteen wells had been converted to injection. Further expansion of secondary recovery is planned.

GAS RESERVOIRS

Deregulation of Argentina's gas industry in 1993 fueled considerable interest in gas development throughout the country. As a result, a well drilled in 1970 that had discovered significant gas potential from several sections of the Petrolifera formation was placed on production at a rate of 8 mmcf per day. Since then, nine wells have been drilled, of which eight are productive. Another well drilled in the early 1970's was also put on production making a total of nine wells on production in this field. Although the main body of this field now appears to have been defined, additional expansion possibilities exist to the northwest. Late in 1997, the Lomas De Ocampo 4 well, drilled to the northwest of the existing field was found to be productive in both the Petrolifera and Quintuco formations. The Lomas de Ocampo 5, 6, and 7 wells were drilled in 1999 and 2000 and are also productive from the Petrolifera and Quintuco formations. Additional drilling in Lomas De Ocampo is planned for 2001.

EXPLORATION

In the Entre Lomas concession, there are approximately 145,000 undeveloped acres. Since inception, 469 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture partners believe the major producing structures have been identified and are being developed, large blocks of the concession remain unexplored.

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

To date, the above described seismic has proved useful aiding in the efficient development of the Entre Lomas gas field since 1994, the current northwest extension of both the Entre Lomas and Lomas de Ocampo fields, and the ongoing development of the Borde Mocho field.

Early in February 2001 the joint venture partners commenced drilling the El Caracol xp-33 well, a deep exploration test in the area of the oil field. The principal objective of this well is to investigate the Precuyano formation in the location of an interesting deep structure identified by 3D seismic. Secondary objectives will be all of the known producing formations in the concession, Quintuco, Tordillo, and Petrolifera. Total depth of this well is projected to be approximately 13,000 feet. Exploration of the Precuyano in the Neuquen basin has been quite limited to date. Drilling deep wells to unexplored sedimentary horizons is risky and has a probability of success of less than one in ten.

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

In December 1999, the Borde Mocho #2 ("BM2") well was drilled and completed in a structurally superior location that was identified by 3D seismic. The BM2 found both the Quintuco and Tordillo formations and has produced significantly greater volumes than the BM1. During 2000, the Borde Mocho 3 and 4 wells were drilled, completed and put on production from both formations. Late in the year, separation and storage facilities and a pipeline to Piedras Blancas were built to serve the Borde Mocho field. Two more wells are expected to be drilled in 2001.


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

Little activity occurred in Acambuco between 1983 and 1994 due to a lack of market for potential gas. During the early to mid 1990's, the rapid growth of demand for energy in southern Brazil generated significant interest in the construction of pipelines to deliver gas from Bolivian and Northwest Argentine gas producing basins to the markets of Sao Paulo and Rio de Janeiro. Due to deregulation of the gas industry in Argentina in 1994, and as the Bolivia to Brazil pipeline and the Atacama and Norandino pipelines from the province of Salta to northern Chile began to materialize, interest in the Acambuco area was rekindled.

In 1994, the Acambuco partners, consisting of Bridas S.A.P.I.C., Northwest Argentina Corporation, and the Company, entered into a farmout agreement with YPF whereby YPF received a 45 percent interest in the concession in exchange for drilling, within five years, four exploration wells on four separate geologic structures. YPF drilled two wells pursuant to the terms of the farmout. The first, the San Pedrito x-1, drilled to 14,500 feet, discovered gas in the Huamampampa formation. For this initial well, the Company exercised its non-consent option. In May 1996, YPF drilled the second exploration well, the San Antonio x-1, on a separate structure. This well drilled to a depth of 15,700 feet was not productive in the Huamampampa. Oil was tested in a secondary target, the Tupambi formation. The Company again exercised its non-consent option. Confirmation of oil potential in the Tupambi is now a primary objective in this structure.

In 1997, Bridas and Amoco Argentina S.A. now a subsidiary of British Petroleum PLC, formed a strategic alliance by combining certain of each company's oil and gas assets in the southern cone of South America. In the combination, Pan American Energy Investments Ltd. ("PAE") was formed. Subsequently in January 1998, YPF assigned to O & G Developments Ltd., a wholly owned subsidiary of PAE,
22.5 percent, or one-half of the 45 percent interest it had acquired in the 1994 farmout agreement, in exchange for cancellation of YPF's remaining obligation to drill the last two wells of its four well drilling commitment. PAE became the operator of the concession. In mid 1998, Shell C.A.P.S.A. purchased O & G Development's Ltd's 22.5 percent interest. The Acambuco joint venture now consists of PAE (representing Amoco and Bridas) with 52 percent, Shell and YPF, with 22.5 percent each, and the Company and Northwest Argentina with 1.5 percent each.

CURRENT AND FUTURE ACTIVITY

In September 1998, the Acambuco partners commenced drilling the San Pedrito x-2 ("SPx2") well at a location approximately 3 miles south of the SPx1 discovery well. After 15 months, the well reached a total depth of 16,800 feet. Although the well encountered Huamampampa in a structural position lower than SPx1 well, in late February 2000, the well successfully tested daily volumes of 20 million cubic feet and 350 barrels of condensate with no water.

In April 1999 a successful long term production test was conducted in the SPx1. The maximum daily volume achieved in this test was 32 million cubic feet and 470 barrels of condensate. This test indicates that the Huamampampa reservoir in the San Pedrito structure is extensive, is capable of long term production, and should be developed. As described previously, the Company exercised its non-consent option for this well and will share in its future revenue stream after its partners reach a 300% payout limited to this well. The joint venture is currently drilling the San Pedrito x-3 ("SPx3") well which reached a total depth of 18,000 feet in early March 2001. In addition to testing the Huamampampa, this well also penetrated and will test the Santa Rosa formation.

Also, in 1999, the Acambuco partners drilled the Cerro Tuyunti x-1 ("CTx1") well on the largest of the structures in the concession. The well reached a total depth of 20,300 feet. During drilling, this well encountered several reverse faults that caused unexpected repetitions of the Tupambi formation. For this reason, Huamampampa was found at a depth much greater than planned. In late January 2000, the well flowed non-commercial volumes of gas. The joint venture expects to return to this well in the future to test the Tupambi formation that has produced in oil fields close to Acambuco. In 2000, the joint venture acquired and interpreted 3D seismic over Cerro Tuyunti. The interpretation indicates that the structure should be explored to the north of the CTx1.

The other well drilled in 2000, was the Macueta x-1001(bis). This well reached a total depth of 17,500 feet, investigating the Huamampampa and Icla formations. During testing, both formations flowed a combined daily rate of 22 million cubic feet of gas and 372 barrels of condensate. In January 2001, the joint venture reentered the Macueta x-1002 well drilled in the early 1980's with the purpose of sidetracking in the Huamampampa formation to a more favorable structural position.

The Macueta structure in Acambuco is believed to be the southern extension of the San Alberto structure where a significant gas field is being developed on the opposite side of the Bolivian border.

Exploration activity in the concession will remain strong through the end of 2001 and the joint venture plans to invest in excess of $100 million, ($1.5 million net to the Company) in the year 2001. The Company participated in the SPx2, CTx1, SPx3, and both Macueta wells. At this time, the Company plans to participate in the development of the San Pedrito field and additional drilling in Macueta.

Acambuco is situated in an overthrust belt wherein drilling can be difficult and costly not only because of the depths of the primary objectives, but also from the risk of mechanical problems during drilling. The cost to drill and complete a well drilled to the Huamampampa formation ranges from $30 to $40 million. The Company's future participation in Acambuco wells is subject to the risk of unfavorable oil and gas prices that could adversely impact the Company's future cash flow, and to other risks described under "Forward-Looking Statements" on page 11.

MARKETS

The first major international pipeline to supply gas to markets in Sao Paulo and Rio de Janeiro is the Bolivia to Brazil pipeline commonly referred to as the "BTB Pipeline". This 32 inch, 1,800 kilometer line went into operation in April 1999. The line commences at Rio Grande/Santa Cruz, Bolivia and currently extends to Sao Paulo. Estimated to cost approximately $2 billion, the line's capacity is 1 BCF per day. This line was expected to operate at full capacity within three years. Gas markets in southern Brazil have not developed as anticipated and this pipeline is now operating at lower than 50% of capacity.

The contractual commitments to supply gas to southern Brazil through the BTB Pipeline give preference to Bolivian gas. Approximately 8 trillion cubic feet of gas reserves are needed to fill the line to capacity for twenty years. When construction of the line commenced, there were insufficient Bolivian reserves to satisfy commitments and it was believed the line would have capacity availability for gas produced in Northwest Argentina. Due to significant exploration activity that resulted from deregulation of the Bolivian energy sector, during the two last years, gas reserves in southern Bolivia have increased to 15 TCF. Because of this, and the slower than expected growth of gas markets in southern Brazil, it now appears that gas produced in the Acambuco region will not have access to the BTB line and will be sold in Argentina pursuant to contracts negotiated by PAE.

Construction of facilities in Acambuco that include gathering lines, a gas pipeline, and a gas treatment plant have been completed. The partners expect to start selling San Pedrito gas to Argentine markets by the end of the first quarter of 2001.

CANADON RAMIREZ

On September 30, 1997, in exchange for its commitment to pay $1.75 million for exploration and well workovers, the Company acquired a 45 percent interest in the 92,000 acre Canadon Ramirez concession, located in southern Argentina, in Chubut province. This region produces hydrocarbons from the Golfo San Jorge basin, the oldest oil producing province in the country.

The Company obtained its interest in Canadon Ramirez from Pan Am Group S.A., owned by the Melhem family in Argentina. A third partner in the concession is ROCH S.A. which holds a 10 percent interest and is operator. The Company's investment commitment was fulfilled by mid-1998 and included well workovers and recompletions, extended production testing, and reprocessing and reinterpretation of existing seismic. Insufficient oil was found to merit additional investment. Efforts to sell the property are currently underway.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss the Company's expected future results based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by words such as "anticipates," "expects," "planned," "scheduled," or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties, and risks that may cause future results to be materially different from the results stated or implied in this document.

The following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

     o    Changes in general, economic conditions in Argentina.

     o Changes in Argentine laws and regulations to which the Company is subject, including tax, environmental and employment laws, and regulations.

     o The cost and effects of legal and administrative claims and proceedings against the Company and its subsidiary.

     o Conditions of the capital markets the Company utilizes to access capital to finance operations.

     o    The availability and cost of capital.

     o    The effect of changes in accounting policies.

     o    The ability to manage rapid growth.

     o    The ability to control costs.

     o Changes in Argentina's currency, laws and regulations, political climate.

     o    Future unpredictability and volatility of product prices.

     o The ability of the Company and its partners to find markets for produced hydrocarbons.

     o    The accuracy of estimated hydrocarbon reserves and seismic data.

     o The competitiveness of alternative energy sources or product substitutes.

     o    The actions of competitors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2000, there were 1,056 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades which occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                                                     Stock Price
                                              -------------------------
                                                High             Low          Dividend
                                              --------         --------     -----------
Quarter of 2000
                            First             $ 34 1/8         $ 24 3/4        $.16 1/4
                            Second              31 1/2           22             .16 1/4
                            Third               26               20             .16 1/4
                            Fourth              26 5/8           23 1/2         .16 1/4

Quarter of 1999
                            First             $ 19 3/4         $ 13 1/2        $.16 1/4
                            Second              22 1/2           14             .16 1/4
                            Third               19 1/2           16 1/4         .16 1/4
                            Fourth              31 1/2           15 3/4         .16 1/4


The Company has historically paid its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors.

The Company has been advised that: a Cayman Islands company may not pay dividends to shareholders out of its share capital or share premium account; there are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of the Company's ordinary shares; there are no limitations either under the laws of the Cayman Islands or under the Company's Memorandum or Articles of Association restricting the right of foreigners to hold or vote the Company's ordinary shares; there are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of the Company's ordinary shares are subject; and there are no reciprocal tax treaties between the Cayman Islands and the United States.

ITEM 6. SELECTED FINANCIAL DATA

                                      2000             1999               1998             1997              1996
                                   ----------       ----------         ---------          -------         ---------
(Dollars in thousands
 except per share amounts)

Revenues                             $42,912           $25,834           $19,583          $29,962           $30,446
Net Income                            22,221             9,488             3,368           13,023            12,661
Income per
Ordinary Share,
Basic and Diluted                       3.02              1.29               .46             1.77              1.72
Dividends Declared per
Ordinary Share                           .65               .65               .65              .65               .65
Total Assets at
December 31                           82,984            63,261            57,376           58,037            50,478
Stockholders' Equity at
December 31                           72,542            55,105            50,401           51,817            43,578

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Internally generated cash flow from the Company's interests in the Entre Lomas joint venture is the Company's primary source of liquidity. In the past, the Entre Lomas operation has had the ability to finance development and exploration expenditures with internally generated cash flow and to distribute excess cash to the Company and the other joint venture partners.

OIL PRICES

Volatility in oil prices affects the joint venture's ability to generate earnings and affects the level of cash available for capital requirements. In the three-year period covered by the financial statements presented herein, the trend in prices has been positive. Over this period, the sales price obtained for the Company's crude oil has risen dramatically from a per barrel average of $12.71 in 1998, to $17.75 in 1999, to $29.41 in 2000.

The increase in price that has benefited the company over this period can suddenly reverse. History demonstrates that oil prices are highly volatile. There is no accurate way to predict the future course of oil prices, or if oil prices in the high $20 to low $30 range can be sustained. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by Organization of Petroleum Exporting Countries ("OPEC") member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas.

PRODUCTION

During the year, oil production in the Entre Lomas concession totaled 1.8 million barrels net to the Company's combined direct interest in the joint venture and its equity interest in Petrolera. This compares with net production for the combined interests for the previous year of 1.67 million barrels. The increase in production reflects the results of drilling and workover programs carried out during 2000 that have added production that more than offsets normal production declines in existing fields. The Company's gas production net to its combined direct and indirect interests in the joint venture declined by 15 percent from 7.1 BCF in 1999 to 6.0 BCF in 2000. The decline was due primarily to reductions in production from curtailment of gas wells. Sales in Argentina's gas spot market declined significantly due to heavy snowfall and rains that occurred during the year that kept hydroelectric plants in the country operating at higher levels than normal and reduced the demand for gas from thermal electric plants.

CAPITAL SPENDING

The following are the major components of this year's Entre Lomas capital program. During the year, the joint venture continued to successfully drill development wells in the CB/PB and Entre Lomas oil fields, while extending the size of the Borde Mocho field with the drilling of the Borde Mocho 3 and 4 wells. Production facilities to connect the Borde Mocho field to the concession's central facilities in CB/PB were completed and put into operation. Secondary recovery operations were expanded in the Entre Lomas oil field bringing the number of water injection wells in the field to 15. The Lomas de Ocampo 5, 6, and 7 wells were drilled extending Quintuco and Petrolifera formation development to the northwest in the direction of the El Caracol oil field. Finally, a program of recompletions to the Quintuco formation in the CB/PB field proved successful, and the joint venture completed the program to convert all gas lift wells in CB/PB to rod pump thereby increasing lift capacity throughout the field.

In all, during 2000, in addition to required facilities expenditures, the Entre Lomas joint venture partners drilled 12 development and 2 injection wells, converted 4 wells to injection, performed numerous well recompletions, and converted 69 wells from gas lift to rod pump. These investments totaled $29.3 million, or $6.8 million net to the Company's direct interest in the joint venture, and $7.2 million net to the Company's equity interest in Petrolera. This compares with $17.4 million of capital invested during 1999, or $4 million net to the Company's direct interest, and $4.3 million net to the Company's equity interest in Petrolera.

ACAMBUCO

Exploration of the Acambuco concession moved forward during the year. After successfully testing the SPx2 well, the joint venture proceeded on two fronts. On the Macueta structure, located in the northern most part of the concession, just south of the Bolivian border, the partners drilled the Macueta x-1001 (bis) well. It is located very near one of the wells drilled by the original Acambuco partners in the early 1980's and is on the opposite side of the Bolivian border from the San Alberto gas discovery. Late in the year, the well tested successfully. The decision was then made to reenter and sidetrack the Macueta x-1002, the other well drilled in the early 1980's. The objective is to extend this well laterally to a more favorable structural position. The sidetrack is ongoing at this time and expected to be completed in the near future.

Also in 2000, the joint venture commenced drilling the SPx-3 well, the third well in the San Pedrito structure. This well is nearing total depth. Should it confirm the results of the first two wells, the partners will proceed to drill a fourth well on this structure. During the year, gathering, pipeline and treating facilities were built in Acambuco. Gas and condensate sales from the San Pedrito field are expected to commence in March 2001.

During the year, the Company invested $1.6 million in Acambuco and plans to invest an additional $1.5 million during 2001.

OBLIGATORY SAVINGS - SUPREME COURT RULING

As described in Note 8 of Notes to Consolidated Financial Statements under "Tax Disputes", in May 2000 Argentina's Supreme Court ruled in favor of the Direccion General Impositiva ("DGI") and directed Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay associated court costs. The partners reached an arrangement with the DGI to make these payments in twelve equal installments. Payments commenced in June and as of December 31, the cumulative installments paid by the Entre Lomas partners totaled $5.3 million, or $1.2 million net to the Company's direct interest in the joint venture, and $1.3 million attributable to its equity interest in Petrolera. Including interest accruing on the installments, the partners will pay the remaining balance of $4.6 million in the next six months.

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

FOREIGN OPERATIONS

As described on page 19, under "Argentine Economic and Political Environment", since 1991, with the implementation of the convertibility law, Argentina's currency has been stable and inflation almost non-existent. The convertibility law essentially guarantees an exchange rate of one Argentine peso to one U.S. dollar. President De la Rua's administration has stated its intention to maintain this monetary policy that has worked so successfully to eliminate inflation and stabilize the peso over the last 10 years. As a result, the Company believes that its Argentine operations present minimal currency risk for the foreseeable future.

The growth of Argentina's fiscal deficit over this same period has caused Argentina's debt to balloon to more than $120 billion. The Company expects that strict economic measures will be enforced in the near term in an attempt to stem the growing fiscal deficit. Notwithstanding, President De la Rua's past public statements about the country's monetary policy, there is no guarantee that the current monetary regime will not be modified in some way.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENTS OF OPERATIONS ON PAGE 23.

2000 VS 1999

During 2000, the Company generated net income of $22.2 million compared with $9.5 million during 1999. The primary reasons for the increase are explained in the following paragraphs.

The improvement in net income is primarily due to increased operating revenues and increased equity income from Argentine investments. Operating revenues increased by $10.9 million, or 56 percent, while equity income from Argentine investments increased by $5.9 million, or 98 percent. The increase in operating revenues was primarily the result of higher oil sales caused by the sharp rise in the Company's oil sales price during 2000. Refer to the table "Sale and Price Statistics" on page 41. The even sharper increase in equity income from Argentine investments is primarily due to the same increase in oil prices illustrated in the aforementioned table. Petrolera and the Company sell their proportionate shares of Entre Lomas oil production to the same customers under the same contracts.

The positive effect of the increased oil price was complemented by an 8 percent increase in oil sales volumes and the reversal of the obligatory savings contingency reserve that is described in Note 8 under "Tax Disputes". The reversal of the reserve is reported as "other income" in the Consolidated Statement of Operations. These positive comparisons with last years results, were partially offset by the following factors: a 16 percent decrease in Entre Lomas gas sales volumes, increased operating expense that resulted from the added cost of a more aggressive well workover campaign carried out in Entre Lomas, increased provincial royalties resulting directly from the increase in operating revenues, and increased Argentine income taxes resulting directly from the increase in the Company's before tax income.

The variance comparisons described in the previous two paragraphs that relate to Entre Lomas serve as explanations for the 98 percent increase in the Company's equity income from Argentine investments. This equity income includes the Company's share of Petrolera's net income. Petrolera is the operator of the Entre Lomas concession and its sole business is its interest in the Entre Lomas joint venture.

1999 VS 1998

During 1999, the Company generated net income of $9.5 million compared with $3.4 million during 1998. The primary reasons for the increase are explained in the following paragraphs.

The improvement in net income is primarily due to increased operating revenues and increased equity income from Argentine investments. Operating revenues increased $3.3 million, or 21 percent, while equity income from Argentine investments increased by $3.2 million, or 115 percent. The increase in operating revenues was primarily the result of higher oil sales caused by the sharp rise in the Company's oil sales price during 1999. Refer to the table "Sale and Price Statistics" on page 41. The even sharper increase in equity income from Argentine investments is primarily due to the same increase in oil prices illustrated in the aforementioned table. Petrolera and the Company sell their proportionate shares of Entre Lomas oil production to the same customers under the same contracts.

The improvement in oil price was complemented by a decrease in operating expenses due to reduced volume of workovers performed during 1999, personnel reductions implemented in the Entre Lomas concession, and the cessation of operations in Canadon Ramirez. In 1998, the Company was incurring expenses related to its Canadon Ramirez work commitment. It was further complemented by the decrease in selling and general administrative expense that resulted from non-recurring severance and contract termination costs recorded in 1998, and a decrease in exploration expense directly related to the expensing of 3D seismic costs incurred in the Entre Lomas concession in 1998. Exploration expense in 1999 was limited to costs associated with the Acambuco exploration program and interpretation of Entre Lomas 3D seismic.

These positive comparisons with 1998 results, were partially offset by increased provincial royalties resulting directly from the increase in operating revenues, and increased Argentine income taxes resulting directly from the increase in the Company's before tax income.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

COMMODITY PRICE RISK

The Company produces and sells crude oil and natural gas and the Company's financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces.

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

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 1 percent in 2000 and, second, an influx of foreign investment capital into the country. However, during this period, unemployment has increased and Argentina's external debt has grown to over $120 billion as a consequence of recurring government fiscal deficits.

During the past decade, the convertibility law and the Argentine pesos one to one parity with the U.S. dollar have withstood the 1994 devaluation of Mexico's currency that shocked banking systems throughout Latin America, the far east Asian and Russian financial crises of 1997 and 1998, and most recently the devaluation of Brazil's currency in early 1999 that had an adverse impact on Argentina's exports to Brazil, Argentina's largest trading partner. After growing at rates of 8 percent in 1997 and 4 percent in 1998, Argentina's gross domestic product contracted by 3.5 percent in 1999 owing in large part to Brazil's currency devaluation.

Argentina is part of "Mercosur" a common market established by customs agreements between Argentina, Brazil, Uruguay and Paraguay. The Mercorsur market comprises a population of approximately 200 million with a total gross domestic product of $900 billion.

In 2000, in an attempt to reduce Argentina's fiscal deficit, President De la Rua's administration increased income taxes. One result of this measure was a notable decrease in internal consumption in the country that contributed to little or no economic growth in Argentina during 2000. No growth is forecast for 2001. It is expected that more strict economic measures, including the possibility of modifying the convertibility law may be enforced in the near term in an attempt to stem the growth of the country's external debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               Page
                                                               ----

Report of Independent Public Accountants                        21

Consolidated Balance Sheets
  December 31, 2000 and 1999                                    22

Consolidated Statements of Operations
  Three Years Ended December 31, 2000                           23

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 2000                           24

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 2000                           25

Notes to Consolidated Financial Statements                      26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for its investment in a less than 50 percent owned affiliate.


                                                       ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 2, 2001

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


     (Amounts in Thousands Except Share and Per Share Amounts)                                December 31,
                                                                                       ------------------------
                                                                                          2000           1999
                                                                                       -----------    ---------
     ASSETS

     Current Assets:
            Cash and cash equivalents                                                   $   16,576    $  12,041
            Accounts receivable                                                              4,905        3,521
            Inventory                                                                          308          431
            Other current assets                                                               501          461
                                                                                        ----------    ---------
               Total Current Assets                                                         22,290       16,454
                                                                                        ----------    ---------
     Property and Equipment:
            Cost                                                                            49,609       42,977
            Accumulated depreciation                                                      (25,286)      (22,620)
                                                                                        ----------    ---------

                                                                                            24,323       20,357

     Argentine investments, equity method                                                   33,583       25,777
     Other assets                                                                            2,788          673
                                                                                        ----------    ---------
                                                                                        $   82,984    $  63,261
                                                                                        ==========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
            Accounts payable                                                            $    2,279    $   1,869
            Accrued liabilities                                                              5,077        2,090
            Dividends payable                                                                1,196        1,196
            Other liabilities                                                                     -         574
                                                                                        -----------    --------
               Total Current Liabilities                                                     8,552        5,729
                                                                                        ----------    ---------
     Long-term liabilities                                                                     946        2,255
     Deferred Argentine income taxes                                                           944          172

     Stockholders' Equity, per accompanying statements:
            Ordinary shares, par value $.01 per share;
               15,000,000 shares authorized;
                7,360,311 shares outstanding                                                    74           74
            Additional paid-in capital                                                       9,326        9,326
            Retained earnings                                                               63,142       45,705
                                                                                        ----------    ---------
                Total Stockholders' Equity                                                  72,542       55,105
                                                                                        ----------    ---------
                                                                                        $   82,984    $  63,261
                                                                                        ==========    =========

                     The accompanying notes are an integral
                     part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



(Amounts in Thousands Except Per Share)

                                                                             For the Years Ended December 31,
                                                                       ----------------------------------------------
                                                                           2000              1999             1998
                                                                       -----------       ----------        ----------
REVENUES:

    Operating revenues                                                 $   30,305        $   19,437        $   16,105
    Equity income from Argentine investments                               11,804             5,963             2,765
    Financial and other revenues                                              803               434               713
                                                                       ----------        ----------        ----------
                                                                           42,912            25,834            19,583
                                                                       ----------        ----------        ----------


COST AND EXPENSES:

    Operating expense                                                       6,186             5,349             6,415
    Provincial royalties                                                    3,232             2,144             1,727
    Transportation & storage                                                  991               871               970
    Selling and administrative                                              1,889             1,856             2,813
    Depreciation, depletion and amortization                                2,740             2,748             2,086
    Exploration expense                                                       917               473             1,073
    Argentine income and other taxes                                        5,727             2,447               976
    Other (income) expense, net                                              (991)              458               155
                                                                       ----------        ----------        ----------
                                                                           20,691            16,346            16,215
                                                                       ----------        ----------        ----------
NET INCOME                                                             $   22,221        $    9,488        $    3,368
                                                                       ==========        ==========        ==========
 INCOME PER ORDINARY SHARE, Basic and Diluted                          $     3.02        $     1.29        $    0.46
                                                                       ==========        ==========        =========
AVERAGE ORDINARY SHARES
  OUT STANDING, Basic and Diluted                                           7,360             7,360             7,360
                                                                       ==========        ==========        =========





The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Amounts in Thousands Except Per Share)


                                                  Ordinary Shares                                 Additional
                                            --------------------------          Paid-in            Retained
                                               Shares         Amount            Capital            Earnings
                                            ----------       ---------          --------        -------------
BALANCE, January 1, 1998                         7,360           $  74           $ 9,326              $42,417
     Net income                                      -               -                 -                3,368
     Dividends declared
          ($ 0.65 per share)                         -               -                 -               (4,784)
                                              --------          ------         ---------              -------

BALANCE, December 31, 1998                       7,360              74             9,326               41,001
     Net income                                      -               -                 -                9,488
     Dividends declared
          ($ 0.65 per share)                         -               -                 -               (4,784)
                                              --------          ------         ---------              -------

BALANCE, December 31, 1999                       7,360              74             9,326               45,705
     Net income                                      -               -                 -               22,221
     Dividends declared
          ($ 0.65 per share)                         -               -                 -               (4,784)
                                              --------          ------         ---------              -------

BALANCE, December 31, 2000                       7,360           $  74            $9,326              $63,142
                                              ========          ======         =========              =======


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For the Years Ended December 31,
                                                                               ------------------------------------------
(Amounts in Thousands)                                                            2000            1999           1998
                                                                               ----------       ---------      ----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                                $   22,221       $   9,488      $   3,368
     Adjustments to reconcile to cash
       provided by operating activities:
         Equity income from Argentine investment                                  (11,804)         (5,963)        (2,765)
         Petrolera dividends                                                        5,340           4,156          1,478
         Deferred income taxes                                                        772             172              -
         Depreciation, depletion and amortization                                   2,740           2,748          2,086
         Prior year exploration costs charged to expense                              152               -              -
         Other changes in property and equipment                                      (51)             18            (20)
         Changes in accounts receivable                                            (1,384)           (483)          (830)
         Changes in inventory                                                         123             (13)           778
         Changes in other current assets                                              (40)              9           (143)
         Changes in accounts payable                                                  410          (1,457)         1,791
         Changes in accrued liabilities                                             2,987           1,167           (857)
         Changes in Acambuco investment                                            (1,342)         (1,375)          (419)
         Changes in other assets and other liabilities                             (3,998)            626            481
                                                                               ----------       ---------      ---------
     Net cash provided by operating activities                                     16,126           9,093          4,948

CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                                                      (6,807)         (4,021)        (6,057)

CASH FLOW FROM FINANCING ACTIVITIES:
         Dividends paid                                                            (4,784)         (4,784)        (4,784)
                                                                               ----------       ---------      ---------

NET CHANGES IN CASH AND CASH EQUIVALENTS                                            4,535             288         (5,893)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                             12,041          11,753         17,646
                                                                               ----------       ---------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                               $   16,576       $  12,041      $  11,753
                                                                               ==========       =========      =========
Supplemental disclosures of cash flow information:

         Cash paid during the year for Argentine income taxes                  $    2,775       $     530      $   1,825


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     GENERAL AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiary, Apco Properties Ltd. (a Cayman Islands corporation), which are herein collectively referred to as the Company. The Company has only one business segment and is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal businesses are a 23 percent participation in the Entre Lomas Concession (Entre Lomas, an unincorporated joint venture), which is accounted for following the proportional consolidation method and a 33.68 percent interest in Petrolera Perez Companc S.A. (Petrolera, an Argentina corporation) which is accounted for following the equity method (see Note
     3). Petrolera owns a 73.15 percent interest in Entre Lomas. All of the Company's operating revenues and equity income and all of its long lived assets are in Argentina.

     A wholly owned subsidiary of The Williams Companies, Inc. ("Williams") currently owns 68.96 percent of the outstanding ordinary shares of the Company.

     Oil and gas operations are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

     Because the Company's assets are located in Argentina, management, in previous years, was required to deal with threats from inflation, devaluation and currency controls (see Note 10). Since 1991, the economic and political environment in the country has improved due to free market economic policies implemented by the government of President Carlos Menem. These policies have resulted in significantly reduced inflation and stabilization of the Argentine peso.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

     CHANGE IN ACCOUNTING POLICY

     In prior years, the Company utilized proportionate consolidation for its investment in Petrolera because Petrolera's only activity is its participation in Entre Lomas. Management believed that such presentation was a better and more substantive disclosure of the Company's total investment in Entre Lomas than would be provided using equity accounting. During 2000, the Emerging Issues Task Force reached a consensus in EITF No. 00-1 that proportionate consolidation was not appropriate for corporate entities such as Petrolera. EITF 00-1 is effective for annual periods ending after June 15, 2000. Accordingly, the Company implemented EITF No. 00-1 effective December 31, 2000 and has retroactively applied such change by the restatement of all prior period information in these financial statements. Such restatement had no effect on previously reported net income or earnings per share (see Note 3).


     PROPERTY AND EQUIPMENT

     The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years.


     The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2000, 1999 and 1998, the Company did not record any impairment expense as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

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

     INCOME TAXES

     Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statements and tax basis of the assets and liabilities, if any.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption had no impact on the Company's financial statements as it is not currently using derivative instruments. Additional volatility in earnings and comprehensive income may occur as a result of the adoption of SFAS No. 133 should the Company use derivative instruments in the future.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(2)  ENTRE LOMAS JOINT VENTURE

     As discussed in Note 1, the Company owns a 23 percent direct interest in Entre Lomas. It also owns a 24.6 percent indirect interest by virtue of its
     33.68 percent stock ownership in Petrolera, the operator of the joint venture, which owns 73.15 percent of the joint venture. Consequently, the Company's combined direct and indirect interests in the Entre Lomas joint venture total 47.6 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southern Argentina.

     The Company's direct pro-rata share of the assets, liabilities, revenues and expenses of Entre Lomas are reflected in the Company's Consolidated Financial Statements using proportional consolidation.


(3)  INVESTMENT IN PETROLERA PEREZ COMPANC S.A.

     As described in Note 1, the Company accounts for its investment in Petrolera using the equity method of accounting whereby the investment account is increased, and equity income is recognized, for the Company's share of Petrolera's net income. Dividends from Petrolera are recorded as a reduction of the investment. The Petrolera balance sheet as of December 31, 2000 and 1999, and income statement for each of the three years in the period ended December 31, 2000 are as follows:

                       APCO ARGENTINA INC. AND SUBSIDIARY


PETROLERA PEREZ COMPANC S.A.
BALANCE SHEETS                                              December 31,
                                                  ---------------------------------
                                                     2000                  1999
                                                  ---------              ----------
                                                  (In U.S. $000's, Argentine GAAP)
ASSETS
Cash and cash equivalents                         $ 11,388              $  6,430
Accounts receivable                                 11,354                 9,320
Inventory                                            1,071                 1,370
                                                  --------              --------
                                                    23,813                17,120
                                                  --------              --------
Property and equipment                              78,592                72,361
Other assets                                         6,868                     -
                                                  --------              --------
                                                  $109,273              $ 89,481
                                                  --------              --------

LIABILITIES AND EQUITY
Accounts payable                                  $  4,964              $  3,735
Accrued liabilities                                  1,227                 2,638
Taxes payable                                       13,317                 6,920
                                                  --------              --------
       Total current liabilities                    19,508                13,293
                                                  --------              --------
Long-term liabilities                                1,978                 3,127

Equity                                              87,787                73,061
                                                  --------              --------
                                                  $109,273              $ 89,481
                                                  ========              ========


PETROLERA PEREZ COMPANC S.A.
INCOME STATEMENTS

                                                                 December 31,
                                                   ------------------------------------------
                                                     2000             1999             1998
                                                   ---------        ---------       ---------
                                                       (In U.S. $000's, Argentine GAAP)

Revenues                                            $95,944          $61,791          $51,149
                                                    -------          -------          -------
Operating expenses                                   27,237           17,822           20,401
Royalties                                            10,286            6,819            5,491
Transportation and selling                            3,599            3,111            3,685
Exploration expenses                                    926              470              866
Depreciation                                          8,254            7,690            7,963
Other (income) expense - net                         (1,070)             205              529
Financial income and holding gains                     (367)            (149)            (179)
Argentine taxes                                      16,504            9,784            4,654
                                                    -------          -------          -------
Total expense                                        65,369           45,752           43,410
                                                    -------          -------          -------
Net income                                          $30,575          $16,039          $ 7,739
                                                    =======          =======          =======

Reconciliation to U.S. GAAP:
   Net income:
     Apco share of net income under                 $10,299          $ 5,403          $ 2,607
       Argentine GAAP
     Capitalize expensed development costs,
       net of depreciation effects                    2,064              527                -
     Retirement obligation adjustments                  248                -                -
     Deferred income tax effects                       (825)            (185)               -
     Amortization of basis difference                    18              218              158
                                                    -------          -------          -------
Apco share of net income under U.S. GAAP            $11,804          $ 5,963          $ 2,765
                                                    =======          =======          =======

   Equity:
     Apco share of equity under Argentine            29,570          $24,610
       GAAP
     Capitalize expensed development costs,           2,591              527
       net
     Pension obligation effects                         248                -
     Deferred tax liability                          (1,010)            (185)
     Basis difference, net of amortization           (1,084)          (1,100)
                                                    -------          -------
   Apco share of equity under U.S. GAAP             $30,315          $23,852
                                                    =======          =======

                       APCO ARGENTINA INC. AND SUBSIDIARY

     The "Argentine GAAP" financial data above is stated in thousands of U.S. dollars. The Company plans to file the full audited financial statements of Petrolera, a foreign investee, when available.

     The Company's carrying amount of its investment in Petrolera is less than its proportionate share of the net equity (basis difference) by $1.1 million as of December 31, 2000. The basis difference was created in periods prior to 1991 when the Company accounted for its interest in Petrolera under the cost recovery method due to past economic conditions in Argentina. The Company amortizes the basis difference to equity income based on the unit-of-production depreciation rate of Petrolera's oil and gas property interests in Entre Lomas. Such amortization totaled $18,000, $218,000 and $158,000 during 2000, 1999 and 1998, respectively.

     At December 31, 2000, undistributed earnings of Petrolera included in the Company's retained earnings balance was approximately $29.6 million.


(4)  CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid bank deposits of $14,238,000 and $8,490,000, with interest ranging from 5.985 - 6.1875% and
     4.875 - 5.656% in 2000 and 1999, respectively.

     The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.


(5)  MAJOR CUSTOMERS

     Sales to customers with greater than ten percent of total operating revenues consist of the following:

                                            For the Years Ended December 31,
                                        -------------------------------------
                                          2000           1999          1998
                                        --------       --------      --------
     Refineria San Lorenzo              19.2%           30.1%           24.1%
     Petrobras S.A.                     43.5%           21.3%           17.3%
     Litoral S.A.                           *               *           13.8%
     Shell C.A.P.S.A                    15.9%           21.3%           16.7%
     Camuzzi Gas Pampeana S.A.              *           16.3%               *

     *    Less than 10 percent

     Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company's customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(6)  RELATED PARTY TRANSACTIONS

     The Company paid approximately $205,000, $147,000, and $164,000 in 2000, 1999 and 1998, respectively, to Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 2000 and December 31, 1999, were approximately $351,000 and $382,000, respectively.

(7)  CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

     The Company incorporated in the Cayman Islands in 1979. Since then, the Company's income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company's income during 2000, 1999 and 1998 was generated outside the United States.

(8)  ARGENTINE TAXES

     The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

                                  2000              1999            1998
                                --------          --------        ---------
     Income taxes
       Current                  $  4,665          $   1,993       $     756
       Deferred                      772                172               -
     Other taxes                     290                282             220
                                --------          ---------       ---------
                                $  5,727          $   2,447       $     976
                                ========          =========       =========


     Argentine income taxes payable at December 31, 2000 and 1999 were $3.2 million and $1.3 million, respectively.

     The deferred Argentine income tax provision related primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax liability at December 31 consists of the following (in thousands):

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                                2000             1999
                                               ------           -------

     Property basis difference                 $  847           $   172
     Retirement plan obligation                    97                 -
                                               ------           -------
                                               $  944           $   172
                                               ======           =======


     A tax reform enacted by the Argentine government in 1998 increased the corporate income tax rate from 33 percent to 35 percent. The new rate went into effect in January, 1999 retroactive to January 1, 1998. The effective income tax rate applicable to the Argentine operations in each year was equal to the statutory rate of 35 percent.

     TAX DISPUTES

     In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture and its legal and tax counsel that it was exempted from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

     In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. Subsequently the DGI filed an appeal with the Supreme Court which in May 2000 ruled in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million or $2.1 million and $391 thousand, respectively, net to the Company.

     The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or in this case, $1.1 million net to the Company. Because of this, Petrolera and its Entre Lomas partners paid the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any taxpayer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, provides that deposits made after the original due date are subject to the aforementioned penalty, and that the moratorium decree provides for penalty and sanction exemptions, and that

                       APCO ARGENTINA INC. AND SUBSIDIARY

     Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera believes and the Company concurs that the Entre Lomas partners will receive full reimbursement of the deposit at the end of five years, as provided by Law 23,549. As a consequence, both Petrolera and the Company reversed the contingency reserve created in prior periods. The resulting credit of $1.1 million was recorded by the Company in the third quarter 2000 and is included in the Consolidated Statement of Operations as "other income".

     As a part of the moratorium, the $9.2 million deposit, $2.1 million net to the Company, is to be paid in twelve installments. This amount was recorded as a current liability that will decrease over time and be eliminated as the installments are paid. An equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. As of December 31, 2000 the cumulative installments paid by the Entre Lomas partners totals $5.3 million, or $1.2 million net to the Company. The remaining balance of $4.6 million, or $1.1 million, net, that includes accrued interest at a rate of 6%, will be paid between January and June 2001.

     In February 1993, the Neuquen Tax Bureau demanded that Petrolera pay the Stamp Tax on Additional Clause No 3, the third amendment to the original Entre Lomas contract number 12,507. Petrolera appealed this decision before the Tax court of the province and lost. In March 1994, Petrolera deposited $1.6 million, the sum claimed, and subsequently filed a suit before the Neuquen Superior Court asking for full reimbursement that was denied. In April 2000, an appeal was made by Petrolera before the National Supreme Court.

     Should Petrolera not prevail in the Supreme Court, in the opinion of its management and legal counsel, it is entitled to seek reimbursement from the National Executive Power pursuant to terms of contract 12,507. The National Executive Power assumed YPF's pending obligations when YPF was privatized. Accordingly, the amount deposited was recorded as a receivable by Petrolera and the Company.

(9)  OTHER LIABILITIES AND LONG-TERM LIABILITIES

     At December 31, 2000 and 1999, other current liabilities and long-term liabilities consisted of the following:


                                                                                  2000         1999
                                                                               ---------    ----------
     Current liabilities - other:
        Retirement obligations                                                 $     -      $    574
                                                                               =======      ========

     Long-term liabilities:
        Accrued tax and other long-term obligations                            $   549      $  1,582
        Retirement obligations                                                     397           673
                                                                               -------      --------
                                                                               $   946      $  2,255
                                                                               =======      ========

                       APCO ARGENTINA INC. AND SUBSIDIARY

(10) ARGENTINE CURRENCY FLUCTUATIONS

     Argentina has in previous decades experienced cycles of acute inflation followed by extreme devaluation. However, inflation and devaluation have diminished since 1991 due to implementation of the convertibility law, privatization of public sector companies, deregulation and modifications in fiscal and monetary policy.

     In April of 1991, the convertibility law was implemented establishing an exchange rate of one Argentine peso to one U.S. dollar. The convertibility law requires that the country's monetary base be backed by an equivalent amount of international reserves, including U.S. dollars and gold. Essentially the policy guarantees an exchange rate of 1:1. No exchange gains or losses have been realized by the Company during the three years ended December 31, 2000 as the rate of exchange has remained 1 to 1.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         First        Second          Third        Fourth
                                                        Quarter       Quarter        Quarter       Quarter
                                                      ----------    ----------    -----------   -----------
     (Amounts in Thousands Except
     Per Share Amounts)

     2000

     Revenues                                         $   9,214     $  10,106     $  11,931     $   11,661
     Costs and expenses                                   5,243         5,060         4,222          6,166
     Net income                                           3,971         5,046         7,709          5,495
     Net income per ordinary share                          .54           .69          1.05            .74

     1999

     Revenues                                         $   4,549     $   5,991     $   7,679     $    7,615
     Costs and expenses                                   3,173         3,667         4,529          4,977
     Net income                                           1,376         2,324         3,150          2,638
     Net income per ordinary share                          .19           .31           .43            .36


     The quarterly information has been restated in connection with the adoption of EITF No. 00-1, as discussed in Note 1.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

OIL AND GAS RESERVES

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company's interests in Argentina as estimated by the Company's independent reserve engineers.



     Proved Oil, Condensate and
     Plant Products


                                                                   (Millions of Barrels)
                                                       -------------------------------------------
                                                                          Equity
                                                       Consolidated      Interest
                                                        Interests        Petrolera    Countrywide
                                                       ------------    ------------  -------------
  December 31, 1997                                         16.0            17.2          33.2
  Revisions of previous estimates
           Engineering revisions                            (0.9)           (1.0)         (1.9)
           Due to oil price changes                         (4.7)           (5.0)         (9.7)
  Extensions and discoveries                                 0.4             0.4           0.8
  Production                                                (0.9)           (0.9)         (1.8)
                                                          ------           -----         -----
  December 31, 1998                                          9.9            10.7          20.6
--------------------------------------------------------------------------------------------------
  Proved developed as of December 31, 1998                   7.5             8.0          15.5
  Proved undeveloped as of December 31, 1998                 2.4             2.7           5.1
--------------------------------------------------------------------------------------------------

  December 31, 1998                                          9.9            10.7          20.6
  Revisions of previous estimates:
           Engineering revisions                            (0.3)           (0.4)         (0.7)
           Due to oil price changes                          4.1             4.4           8.5
  Extensions and discoveries                                 1.2             1.1           2.3
  Production                                                (0.8)           (0.9)         (1.7)
                                                          ------           -----         -----
  December 31, 1999                                         14.1            14.9          29.0
--------------------------------------------------------------------------------------------------
  Proved developed as of December 31, 1999                   9.7            10.3          20.0
  Proved undeveloped as of December 31, 1999                 4.4             4.6           9.0
--------------------------------------------------------------------------------------------------

  December 31, 1999                                         14.1            14.9          29.0
  Revisions of previous estimates:
           Engineering revisions                             1.6             1.7           3.3
           Due to oil price changes                            -               -             -
  Extensions and discoveries                                 0.7             0.7           1.4
  Production                                                (0.9)           (1.0)         (1.9)

  December 31, 2000                                         15.5            16.3          31.8
                                                           =====           =====         =====
--------------------------------------------------------------------------------------------------
  Proved developed as of December 31, 2000                   9.1             9.7          18.8
  Proved undeveloped as of December 31, 2000                 6.4             6.6          13.0
--------------------------------------------------------------------------------------------------

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION - Cont.


The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company's interests in Argentina as estimated by the Company's independent reserve engineers.



  Natural Gas
                                                                 (Billions of Cubic Feet)
                                                       ------------------------------------------
                                                                          Equity
                                                       Consolidated      Interest
                                                        Interests        Petrolera    Countrywide
                                                       ------------     -----------  ------------

  December 31, 1997                                         17.7            18.9            36.6
  Revisions of previous estimates
           Engineering revisions                            (0.7)           (0.7)           (1.4)
  Extensions and discoveries                                   -               -               -
  Production                                                (3.7)           (4.0)           (7.7)
                                                           -----           -----           -----

  December 31, 1998                                         13.3             14.2           27.5

  -------------------------------------------------------------------------------------------------
  Proved developed as of December 31, 1998                  13.0             13.8           26.8
  Proved undeveloped as of December 31, 1998                 0.3              0.4            0.7
  -------------------------------------------------------------------------------------------------

  December 31, 1998                                         13.3             14.2           27.5
  Revisions of previous estimates:
           Engineering revisions                            18.7             20.2           38.9
  Extensions and discoveries                                 9.9              2.5           12.4
  Production                                                (3.4)            (3.7)          (7.1)
                                                           -----            -----          -----
  December 31, 1999                                         38.5             33.2           71.7

  -------------------------------------------------------------------------------------------------
  Proved developed as of December 31, 1999                  24.7             26.4           51.1
  Proved undeveloped as of December 31, 1999                13.8              6.8           20.6
  -------------------------------------------------------------------------------------------------

  December 31, 1999                                         38.5             33.2           71.7
  Revisions of previous estimates:
           Engineering revisions                            (6.2)            (7.6)         (13.8)
  Extensions and discoveries                                 3.5              3.8            7.3
  Production                                                (2.9)            (3.1)          (6.0)

  December 31, 2000                                         32.9             26.3           59.2
                                                           =====            =====          =====

  -------------------------------------------------------------------------------------------------
  Proved developed as of December 31, 2000                  22.4             20.3           42.7
  Proved undeveloped as of December 31, 2000                10.5              6.0           16.5
  -------------------------------------------------------------------------------------------------

There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 2000.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION - Cont.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina.

                                                      (Millions of U.S. Dollars)
                                             ------------------------------------------
                                                                Equity
                                             Consolidated      Interest
                                              Interests        Petrolera    Countrywide
                                             ------------    ------------  ------------
  As of December 31, 2000
  Future revenues (1 and 2)                   $     444         $    461       $    905
  Future expenditures (3)                           204              209            413
                                              ---------         --------       --------
                                                    240              252            492
  Argentine taxes (4 and 5)                          78               83            161
                                              ---------         --------       --------
  Future net cash flows                             162              169            331
  Effect of discounting 10%                          78               79            157
                                              ---------         --------       --------
  Standardized measure of discounted
      future net cash flows                   $      84         $     90       $    174
                                              =========         ========       ========
  As of December 31, 1999
  Future revenues (1 and 2)                         400              413            813
  Future expenditures (3)                           177              183            360
                                              ---------         --------       --------
                                                    223              230            453
  Argentine taxes (4 and 5)                          73               76            149
                                              ---------         --------       --------
  Future net cash flows                             150              154            304
  Effect of discounting 10%                          79               82            161
                                              ---------         --------       --------
  Standardized measure of discounted
      Future net cash flows                   $      71         $     72       $    143
                                              =========         ========       ========

  As of December 31, 1998
  Future revenues (1 and 2)                         121              129            250
  Future expenditures (3)                            96              103            199
                                              ---------         --------       --------
                                                     25               26             51
  Argentine taxes (4 and 5)                           5                6             11
                                              ---------         --------       --------
  Future net cash flows                              20               20             40
  Effect of discounting 10%                           7                6             13
                                              ---------         --------       --------
  Standardized measure of discounted
      Future net cash flows                   $      13         $     14       $     27
                                              =========         ========       ========


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year end per barrel oil price for 2000 was $26.16, as compared with $24.98 and $10.09 for 1999 and 1998, respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3) Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.

(4) Estimated taxes consider all taxes to which the Company is subject in Argentina.

(5) Conversion to U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION - Cont.

DISCOUNTED FUTURE NET CASH FLOWS PRESENTED HEREIN MAY NOT BE RELIABLE DUE TO THE DIFFICULTY OF ESTIMATING REMAINING RECOVERABLE RESERVES. ESTIMATES OF OIL AND GAS RESERVES AND RATES OF FUTURE PRODUCTION ARE INHERENTLY IMPRECISE AND CHANGE OVER TIME AS NEW INFORMATION BECOMES AVAILABLE. AS A RESULT, SUBSEQUENT REVISIONS OF THE QUANTITY AND VALUATION OF PROVED RESERVES MAY BE SIGNIFICANT.


CHANGES IN STANDARDIZED MEASURE

The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of standardized measure attributable to the estimate of the Company's Argentine proved oil and gas reserves.

Countrywide Including Equity Interest in Petrolera

                                                                 (Millions of U.S. Dollars)
                                                            -------------------------------------
                                                              2000           1999         1998
                                                            --------       --------     ---------
  Revenues, net of production costs                          $ (55)         $ (32)        $ (18)
  Net changes in prices and production costs                    12             88           (82)
  Additions and revisions of previous estimates                 50            129           (50)
  Changes in estimated development costs                       (26)           (12)           (4)
  Development costs incurred during current period              14              8            13
  Net changes in Argentine taxes                               (12)           (66)           42
  Accretion of discount                                         21              3            12
  Timing of future production and other                         27             (2)           30
                                                             -----          -----         -----
  Net increase (decrease) in standardized measure            $  31          $ 116         $ (57)
                                                             =====          =====         =====


DRILLING ACTIVITY

During 2000, the Company participated in the drilling of 17 gross wells, and 7 net wells (3 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). During 1999, the Company participated in the drilling of 15 gross, and 6 net wells (3 pertaining to the Company's consolidated interests, 3 to its equity interest in Petrolera). During 1998, the Company participated in the drilling of 18 gross and 8 net wells (4 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). Of the 50 gross wells drilled, 21 net wells (10 pertaining to the Company's consolidated interests, 11 to its equity interest in Petrolera) over the three year period, all were development wells except 2 exploration wells in Acambuco in which the Company has a 1.5 percent interest. All wells drilled over the three year period were productive except 1 dry hole in Acambuco and 2 wells still in progress at December 31, 2000.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION -- CONT.


WELL COUNT AND ACREAGE

The total gross and net well count from all acreage in which the Company has an interest is as follows:

    For the year ended December 31, 2000                                           Equity
                                                                Consolidated      Interest
                                                    Gross         Interests      Petrolera       Countrywide
                                                  ---------    ---------------  -----------    --------------
    Oil                                               274              62              67             129
    Gas                                                33               7               7              14
    Injection or water                                121              28              30              58
    Inactive or abandoned                              78              19              12              31
                                                      ---             ---             ---             ---
       Total                                          506             116             116             232
                                                      ===             ===             ===             ===

    For the year ended December 31, 1999

    Oil                                               285              64              69             133
    Gas                                                21               4               5               9
    Injection or water                                113              26              28              54
    Inactive or abandoned                              72              17              11              28
                                                      ---             ---             ---             ---
       Total                                          491             111             113             224
                                                      ===             ===             ===             ===


The Company currently holds interest in three concessions with a total surface area of 542,000 acres, 132,586 acres net to the Company (87,495 acres pertaining to its consolidated interests, 45,091 to its equity interest in Petrolera). Developed acreage in the three concessions totals 40,765 acres, 18,151 acres net to the Company (8,784 acres pertaining to its consolidated interest, 9,367 acres to its equity interest in Petrolera). Undeveloped acreage in the three concessions totals 501,235 acres, 114,435 acres net to the Company (78,711 acres pertaining to its consolidated interests, 35,724 acres to its equity interest in Petrolera).


CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES


                                            (Thousands of U.S. Dollars)
                                          -------------------------------
                                              2000               1999
                                          -----------        ------------
     Unproved                              $      892         $      892
     Proved oil and gas properties             48,358             41,769
     Accumulated depreciation
       depletion and amortization            (25,028)            (22,375)
                                           ----------         ----------
     Net capitalized costs                 $   24,222         $   20,286
                                           ==========         ==========

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION -- CONT.

SALES AND PRICE STATISTICS

The following table shows total sales volumes of crude oil and condensate and natural gas and average sales prices and production costs for the last three years.



                                                        2000             1999           1998
                                                    -----------      -----------    ------------

          Volumes consolidated interests

          Crude Oil and Condensate (bbls)               869,169         805,153        836,314
          Gas (mcf)                                   2,890,789       3,421,311      3,734,070
          LPG (tons)                                      3,372           3,136          2,989

          Volumes equity interest in Petrolera

          Crude Oil and Condensate (bbls)               931,144         862,564        895,947
          Gas (mcf)                                   3,096,915       3,665,265      4,000,326
          LPG (tons)                                      3,613           3,359          3,203

          Volumes countrywide

          Crude Oil and Condensate (bbls)             1,800,313       1,667,717      1,732,261
          Gas (mcf)                                   5,987,704       7,086,576      7,734,396
          LPG (tons)                                      6,985           6,495          6,192

          Average Sales Prices (in U.S. Dollars)

          Oil (per bbl)                              $    29.41      $    17.75     $    12.71
          Gas (per mcf)                                    1.35            1.35           1.33
          LPG (per ton)                                  247.27          170.10         168.78

          Average Production Costs (in U.S. Dollars)

          Oil (per bbl)                              $     8.54      $     8.26     $     9.09
          Gas (per mcf)                                     .26             .21            .23
          LPG (per ton)                                   70.52           74.75          89.70


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

Prices and costs for the consolidated interest and equity interest in Petrolera are one and the same. The two interests represent different ownership percentages in the Entre Lomas joint venture.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION -- CONT.


COSTS INCURRED IN ACQUISITIONS, EXPLORATION, AND DEVELOPMENT

The following table details total expenditures for acquisitions, exploration, and development made by the Company during the current and two previous years. No acquisition costs were incurred by the Company during the three years.

                                                                     (Millions of U.S. Dollars)
                                                        ---------------------------------------------------
                                                                                Equity
                                                        Consolidated           Interest
                                                          Interest            Petrolera      Countrywide
                                                        -------------       ------------   ----------------
     For the year ended December 31, 2000

       Exploration                                              $  2              $  -             $  2
       Development                                                 7                 7               14
       Workovers                                                   1                 1                2
                                                                ----              ----             ----
       Total                                                    $ 10              $  8             $ 18
                                                                ====              ====             ====

     For the year ended December 31, 1999

       Exploration                                              $  1              $  -             $  1
       Development                                                 4                 4                8
       Workovers                                                   1                 -                1
                                                                ----              ----             ----
       Total                                                    $  6              $  4             $ 10
                                                                ====              ====             ====

     For the year ended December 31, 1998

       Exploration                                              $  1              $  1             $  2
       Development                                                 6                 7               13
       Workovers                                                   1                 1                2
                                                                ----              ----             ----
       Total                                                    $  8              $  9             $ 17
                                                                ====              ====             ====

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS

                                                                                                    Director's
                                                                                                      Term of
                                                                                      Director        Office
         Name                             Age                    Position               Since         Expires
         ----------------------           ---       ------------------------          --------      ----------
         J. C. Bumgarner, Jr.              58       Chairman of the Board               1994           2003
         J. H. Williams                    82       Director                            1992           2001
         T. Bueno                          49       Director                            1998           2002
         R. J. LaFortune                   74       Director                            1998           2002
         S. J. Malcolm                     53       Director                            2000           2001


(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

     Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.


                                                                                               Officer
           Name                       Age                     Position                          Since
     ----------------------         -------     ------------------------------                ---------
     John C. Bumgarner, Jr.            58       Chairman of the Board and                         1996
                                                  Chief Executive Officer

     J. D. McCarthy                    58       Vice President and                                1991
                                                  Chief Financial Officer

     Thomas Bueno                      49       Controller, Chief Accounting                      1991
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

(e)  BUSINESS EXPERIENCE

     Mr. Bumgarner is Senior Vice President Corporate Development and Planning of Williams and President of Williams International Company, a wholly owned subsidiary of Williams. He has held various officer level positions with Williams since 1977. He is a director of Petrolera Perez Companc S.A.

     Mr. Williams is engaged in personal investments. He was Chairman of the Board and Chief Executive Officer of Williams prior to retiring at the end of 1978. Mr. Williams is a director of Unit Corporation, Westwood Corporation, Willbros Group, Inc and Petrolera Perez Companc S.A.

     Mr. Bueno has been employed by Williams since 1984 and has held various positions with the Company since 1985. Mr. Bueno is a director of Petrolera Perez Companc S.A.

     J. D. McCarthy is Senior Vice President of Finance of Williams. He was previously Vice President and Treasurer of Williams from 1987 through 1991.

     Mr. LaFortune is self employed and manages personal investments. He is the former Mayor of the city of Tulsa and was a retired Director of The Williams Companies, Inc. He is also a Director of the Bank of Oklahoma Financial Corporation.

     Mr. Malcolm is President and Chief Executive Officer of Williams Energy Services, Inc. He was previously Senior Vice President and General Manager of the Midstream Gas and Liquids division of Williams Energy Services from 1994 to 1996.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None.


ITEM 11. EXECUTIVE COMPENSATION

(a)  CASH COMPENSATION

     Mr. Bumgarner receives no salary, bonus, or other compensation from the Company, and neither Williams nor Williams International charges the Company for Mr. Bumgarner's time in serving as the Company's Chief Executive Officer. No other executive officer of the Company has a total annual salary and bonus in excess of $100,000. No other compensation was awarded to, earned by, or paid to any of the Company's executive officers of a nature required to be reported herein. The Company understands that it is the position of Williams that Mr. Bumgarner's compensation as an officer of Williams includes compensation for his responsibilities for Williams' investments, including its investment through Williams Global Energy in the Company, and that no additional compensation from the Company would be appropriate.

(b)  COMPENSATION PURSUANT TO PLANS

     None.

(c)  OTHER COMPENSATION

     None.

(d)  COMPENSATION OF DIRECTORS

     Directors who are employees of Williams receive no additional compensation for service on the Board of Directors. Directors who are not employees of Williams receive an annual retainer of $8,000 and an additional fee for attending Board meetings of $500 per meeting. Additionally, Directors who are not employees of Williams and who serve on the audit committee receive a fee of $500 for attending audit committee meetings. The Chairman of the audit committee receives an annual retainer of $1,000. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or otherwise by reason of their being a director.

(e)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

     None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT DECEMBER 31, 2000


                                                                                 Amount and
                                                                                  Nature of      Percent
                                      Name and Address of                        Beneficial        of
     Title of Class                     Beneficial Owner                         Ownership        Class
     ---------------        ---------------------------------------             -------------  -----------
     Ordinary Shares        Williams Global Energy (Cayman) Limited                5,075,398        68.96
     $.01 Par Value         One Williams Center
                            Tulsa, Oklahoma  74172

     Ordinary Shares        Lehman Brothers Holdings Inc.                            466,639          6.3
     $.01 Par Value         1 World Financial Center, 27th Floor
                            New York, NY 10281


(b)  SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 2000

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


* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 APCO ARGENTINA INC.
                                    (Registrant)




Dated: March 19, 2001            By: /s/ Thomas Bueno
                                     -------------------------
                                     Thomas Bueno
                                     Attorney-in-Fact



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ *John C. Bumgarner, Jr.                                    March 19, 2001
---------------------------------------------
John C. Bumgarner, Jr., Chairman of the Board
     and Chief Executive Officer


/s/ *Jack D. McCarthy                                          March 19, 2001
---------------------------------------------
Jack D. McCarthy, Vice President and
     Chief Financial Officer


/s/ *Thomas Bueno                                              March 19, 2001
---------------------------------------------
Thomas Bueno, Director, Controller, Chief
     Accounting Officer, and General Manager


/s/ *John H. Williams                                          March 19, 2001
---------------------------------------------
John H. Williams, Director


/s/ *Robert J. LaFortune                                       March 19, 2001
---------------------------------------------
Robert J. LaFortune, Director



/s/ *Steven J. Malcolm                                         March 19, 2001
---------------------------------------------
Steven J. Malcolm, Director



*By: /s/ Thomas Bueno                                          March 19, 2001
     ----------------------------------------
     Thomas Bueno, Attorney-in-Fact

                               INDEX TO EXHIBITS



Exhibit No.                              Description
-----------                              -----------
   24                                    Power of Attorney