Form 10-Q
period 2001-03-31
APCO ARGENTINA INC/NEW
filed 2001-05-10
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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


             CLASS                                 OUTSTANDING AT APRIL 30, 2001
ORDINARY SHARES, $.01 PAR VALUE                           7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.      FINANCIAL STATEMENTS

                       Consolidated Balance Sheets - March 31, 2001 and
                            December 31, 2000                                        3

                       Consolidated Statements of Operations - Three
                            Months Ended March 31, 2001 and 2000                     4

                       Consolidated Statements of Cash Flows - Three Months
                            Ended March 31, 2001 and 2000                            5

                       Notes to Consolidated Financial Statements                    6

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                     10



PART II.  OTHER INFORMATION                                                         15


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)                             March 31,   December 31,
                                                     2001          2000
                                                   ---------   ------------
                                                 (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents                      $ 15,934      $ 16,576
    Accounts receivable                               4,781         4,905
    Inventory                                           463           308
    Other current assets                                970           501
                                                   --------      --------

          Total Current Assets                       22,148        22,290

Property and Equipment:
    Cost                                             54,774        49,609
    Accumulated depreciation                        (25,783)      (25,286)
                                                   --------      --------

                                                     28,991        24,323

Argentine investments, equity method                 32,349        33,583
Other assets                                          2,944         2,788
                                                   --------      --------

                                                   $ 86,432      $ 82,984
                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                               $  3,219      $  2,279
    Accrued liabilities                               5,030         5,077
    Dividends payable                                 1,196         1,196
                                                   --------      --------

           Total Current Liabilities               $  9,445         8,552
                                                   --------      --------

Long term liabilities                                   893           946
Deferred Argentine income taxes                         960           944

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                      74            74
    Additional paid-in capital                        9,326         9,326
    Retained earnings                                65,734        63,142
                                                   --------      --------

          Total Stockholders' Equity                 75,134        72,542
                                                   --------      --------

                                                   $ 86,432      $ 82,984
                                                   ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(Amounts in Thousands Except Per Share)              Three Months Ended
                                                         March 31,
                                                    --------------------
                                                      2001         2000
                                                    -------      -------
REVENUES:

       Operating revenue                            $ 6,343      $ 6,892
       Equity income from Argentine investments       2,034        2,417
       Other revenues                                   266          126
                                                    -------      -------

                                                      8,643        9,435
                                                    -------      -------

COSTS AND EXPENSES:

       Operating expense                              1,993        1,757
       Provincial royalties                             738          698
       Transportation and storage                       251          143
       Selling and administrative                       471          511
       Depreciation, depletion and amortization         534          580
       Exploration expense                               57          211
       Argentine taxes other than income                 85          121
       Other (income) expense, net                      (93)         410
                                                    -------      -------

                                                      4,036        4,431
                                                    -------      -------

          Income before Argentine income taxes        4,607        5,004

       Argentine income taxes                           819        1,033
                                                    -------      -------

NET INCOME                                          $ 3,788      $ 3,971
                                                    =======      =======

INCOME PER ORDINARY SHARE,
       Basic and Diluted                            $  0.51      $  0.54
                                                    =======      =======

AVERAGE ORDINARY SHARES OUTSTANDING,
       Basic and Diluted                              7,360        7,360
                                                    =======      =======


The accompanying notes are an integral part of these consolidated statements

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands)                                           Three Months Ended
                                                                      March 31,
                                                               ----------------------
CASH FLOW FROM OPERATING ACTIVITIES:                             2001          2000
                                                               --------      --------
    Net income                                                 $  3,788      $  3,971
    Adjustments to reconcile to cash
       provided by operating activities:
          Equity income from Argentine investment                (2,034)       (2,417)
          Dividends from investments                                 --         1,971
          Depreciation, depletion and amortization                  534           580
          Prior year exploration costs charged to expense            --           152
          Changes in accounts receivable                            124          (630)
          Changes in inventory                                     (155)           35
          Changes in other current assets                          (469)         (128)
          Changes in accounts payable                               940           543
          Changes in accrued liabilities                            (47)        2,343
          Changes in other assets and other liabilities            (247)       (1,195)
                                                               --------      --------

    Net cash provided by operating activities                     2,434         5,225

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,880)       (1,565)

CASH FLOW FROM FINANCING ACTIVITIES:
    Dividends paid                                               (1,196)       (1,196)
                                                               --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (642)        2,464

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD             16,576        12,041
                                                               --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $ 15,934      $ 14,505
                                                               ========      ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for Argentine income taxes     $    473      $    201
                                                               ========      ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 2001 and 2000. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)      CHANGE IN ACCOUNTING POLICY

         In prior years, the Company utilized proportionate consolidation for its investment in Petrolera because Petrolera's only activity is its participation in Entre Lomas. Management believed that such presentation was a better and more substantive disclosure of the Company's total investment in Entre Lomas than would be provided using equity accounting. During 2000, the Emerging Issues Task Force reached a consensus in EITF No. 00-1 that proportionate consolidation was not appropriate for corporate entities such as Petrolera. EITF 00-1 is effective for annual periods ending after June 15, 2000. Accordingly, the Company implemented EITF No. 00-1 effective December 31, 2000 and has retroactively applied such change by the restatement of all prior period information in these financial statements. Such restatement had no effect on previously reported net income or earnings per share.

         Under the equity method of accounting, the Company's share of Petrolera's net income is reflected as an increase in its investment in Petrolera and equity income is recognized. Dividends from Petrolera are recorded as a reduction of the investment.

(3)      INCOME TAXES

         As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 2000 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

         Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of Operations as Argentine taxes.

(4)      OBLIGATORY SAVINGS

         In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture partners and Petrolera's legal and tax counsel that it was exempted from these deposits

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which in November 1998, ruled in favor of Petrolera. Subsequently the DGI filed an appeal with the Supreme Court which in May 2000 ruled in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million or $2.1 million and $391 thousand, respectively, net to the Company's consolidated interest in Entre Lomas.

         The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or $1.1 million net to the Company's consolidated interest in Entre Lomas. Because of this, Petrolera and its Entre Lomas partners paid the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any taxpayer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, provides that deposits made after the original due date are subject to the aforementioned penalty, and that the moratorium decree provides for penalty and sanction exemptions, and that Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera believes and the Company concurs that the Entre Lomas partners will receive full reimbursement of the deposit at the end of five years, as provided by Law 23,549. As a consequence, both Petrolera and the Company reversed the contingency reserve created in prior periods. The resulting credit of $1.1 million was recorded by the Company in the third quarter 2000.

         As a part of the moratorium, the $9.2 million deposit, $2.1 million net to the Company's consolidated interest in Entre Lomas, is to be paid in twelve installments. This amount was recorded as a current liability that will decrease over time and be eliminated as the installments are paid. An equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. As of March 31, 2001 the cumulative installments paid by the Entre Lomas partners totals $7.6 million, or $1.7 million net to the Company's consolidated interest in Entre Lomas. The remaining balance of $2.3 million, or $529 thousand, net to the Company's consolidated interest in Entre Lomas, includes accrued interest at a rate of 6%, and will be paid between April and June 2001.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(5)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption had no impact on the Company's financial statements as the Company is not currently using derivative instruments. Additional volatility in earnings and comprehensive income may occur as a result of the adoption of SFAS No. 133 should the Company use derivative instruments in the future.

(6)      MERGER WITH GLOBEX ENERGY, INC.

         On April 5, 2001, the Company, Apco Delaware, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company ("Merger Subsidiary"), and Globex Energy, Inc., a Delaware corporation ("Globex"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Subsidiary will be merged with and into Globex, with Globex being the surviving corporation of such merger (the Merger"), and as a result of the Merger, Globex will become a wholly-owned subsidiary of the Company. At the Effective Time (as defined in the Merger Agreement), (i) each issued and outstanding share of common stock, no par value, of Globex (the Globex Common Stock") will be converted into the right to receive 1.896 ordinary shares, $.01 par value, of the Company (the "Company Ordinary Shares") and (ii) each issued and outstanding share of Class A preferred stock, no par value, of Globex (the "Globex Preferred Stock") will be converted into the right to receive 3,864.154 Company Ordinary Shares. In connection with the Merger, the Company shall change its name to Globex Energy, Inc.

         In connection with the execution of the Merger Agreement, the company, Williams Global Energy (Cayman) Limited, a Delaware corporation and an owner of approximately 68.96 percent of the Company's outstanding ordinary shares prior to the Merger ("Williams"), and certain shareholders of Globex (the "Globex group") will enter into a shareholders agreement (the "Shareholders Agreement") pursuant to which (i) the Board of Directors of the combined company will be increased to nine and divided into three staggered classes and (ii) Williams and the Globex Group will receive registration rights with respect to their shares of the Company.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         On April 5, 2001, Globex and Williams entered into a Voting and Lock-up Agreement (the "Williams Voting Agreement") pursuant to which Williams agreed to vote its Company Ordinary Shares in favor of the issuance of shares in the Merger and the approval of amendments to Apco's Articles of Association and Memorandum of Association and against any alternative transaction or any other matter which could reasonably be expected to facilitate the consummation of an alternative transaction.

         On April 5, 2001, the Company and certain stockholders of Globex entered into a Voting and Lock-up Agreement (the "Globex Voting Agreement") pursuant to which the Globex stockholders agreed to vote their shares of Globex common stock or preferred stock in favor of approval of the Merger Agreement and the Merger and against any alternative transaction or any other matter which could reasonably be expected to facilitate the consummation of an alternative transaction.

(7)      SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

         The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized income statement information for Petrolera for the three month periods ended March 31, 2001 and 2000 are as follows.

                                                           March 31,
                                                ------------------------------
                                                   2001                2000
                                               ------------        -----------
                                               (in U.S. $000's, Argentine GAAP)
        Revenues                                  $ 20,583           $22,018
                                                  --------           -------
        Costs and expenses                           9,758             9,309
        Depreciation                                 1,912             2,026
        Argentine taxes                              3,245             3,757
                                                  --------           -------
        Total expense                               14,913            15,092
                                                  --------           -------
        Net income                                $  5,650           $ 6,926
                                                  ========           =======

        Reconciliation to U.S. GAAP:
          Net income:
            Apco share of net income under
              Argentine GAAP                      $  1,903           $ 2,333
            Capitalize expensed development
              costs, net of depreciation effects       107                57
            Retirement obligation adjustments           (9)               65
            Deferred income tax effects                (17)              (42)
            Amortization of basis difference            50                 4
                                                  --------           -------

        Apco share of net income under U.S. GAAP  $  2,034           $ 2,417
                                                  ========           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

Internally generated cash flow from the Company's interests in the Entre Lomas joint venture is the Company's primary source of liquidity. In the past, the Entre Lomas operation has had the ability to finance development and exploration expenditures from internally generated cash flow and to distribute excess cash to the Company and other joint venture partners.

Volatility in oil prices affects the Company's ability to generate earnings and affects the level of cash available for capital requirements. The capacity to generate earnings and fund capital requirements has been enhanced over the last five quarters as the per barrel price of crude oil has stayed in a range between $25 and $30, or well above the average price during the decade of the 1990's. As a result, the Company is participating in aggressive capital programs in both the Entre Lomas and Acambuco concessions.

During the current quarter the Company did not receive Petrolera dividends. No dividends were received as the joint venture partners decided to accumulate cash within Petrolera in order to fund a $7 million Argentine income tax payment due in May. Thereafter, it is expected that regular dividend payments will resume for the remainder of the year.

For the three months ended March 31, 2001, the Company generated net income of $3.8 million, as compared with $4 million during the first quarter of 2000. This variation in net income is explained on page 11 under "Results of Operations".

OIL PRICES

The Company's per barrel oil sales price for the first quarter 2001 averaged $27.49 compared with $27.77 during the comparable period in 2000. Although the current quarter's price is slightly lower than 2000, it remains significantly higher than comparable periods prior to 2000. Although, near term, the trend in oil prices appears to be favorable, recent price levels that have benefited the Company over the last several quarters may suddenly reverse. History demonstrates that oil prices are highly volatile. There is no accurate way to predict the future course of oil prices, or if oil prices in the high $20 to low $30 range will be sustained. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by Organization of Petroleum Exporting ("OPEC") member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas.

OIL PRODUCTION AND SALES VOLUMES

During the current quarter, oil production net to the Company's direct and indirect interests in Entre Lomas totaled 442 thousand barrels. This represents an increase of 2 percent over the Company's net 432 thousand barrels for the comparable period in 2000. The increase in production reflects the results of drilling and workover programs carried out during the current quarter that have added production that more than offsets normal production declines in existing fields. However, a similar comparison of sales volumes demonstrates that the Company's sales volumes net to its direct and indirect interests in Entre Lomas during the current quarter totaled 399 thousand barrels, or 43 thousand barrels less than produced. This resulted from inventory fluctuations as temporary, above normal, unsold inventory accumulated at the end of the current quarter. Oil sales volume net to the Company's combined interests for the comparable quarter in 2000 totaled 438 thousand barrels.

Sales from the Acambuco joint venture commenced in late March. The Company owns a 1.5 percent interest in the Acambuco concession. At this time, natural gas is being produced in the San Pedrito x-1 and x-2 wells. The Company did not participate in the drilling of the San Pedrito x-1 well. The San Pedrito x-2 is producing 23 million cubic feet of natural gas per day and 511 barrels of condensate per day. The San Pedrito x-3 recently completed drilling. The well not only investigated the Huamampampa formation, the formation that is productive in the San Pedrito x-1 and x-2 wells, but also the Icla and Santa Rosa formations. The Santa Rosa formation flow tested at a rate of 28 million cubic feet of natural gas with a low condensate yield. The well is being completed in the Santa Rosa formation with the objective of delivering gas for sale by mid year. Huamampampa and Icla will be tested during Argentina's next off-peak summer season. The Company participated in the San Pedrito x-3 well.

ENTRE LOMAS DRILLING

The joint venture partners have to date drilled six wells in the Entre Lomas, Borde Mocho and Lomas de Ocampo fields. These wells were all successfully put on production. In addition, the El Caracol xp-33, an exploration well the objective of which is to investigate the previously unexplored Precuyano formation, reached total depth of just below 12,000 feet. Casing was set to 11,100 feet. The well has been logged and is awaiting a completion rig that will test certain intervals that merit further investigation.

OBLIGATORY SAVINGS

On May 8, 2000, Argentina's Supreme Court released its decision requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $2.1 million and $391 thousand, respectively, net to the Company's consolidated interest in Entre Lomas. The joint venture partners made arrangements with the DGI to make the payments in twelve monthly installments that commenced in June of 2000. As of March 31, 2001, the cumulative installments paid by the Entre Lomas partners totals $7.6 million, or $1.7 million net to the Company's consolidated interest in Entre Lomas. The remaining $2.3 million, or $529 thousand, net to the Company's consolidated interest in Entre Lomas, includes accrued interest at a rate of six percent and will be paid between April and June of 2001. For more information, refer to note 4 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

As mentioned previously under "Financial Condition", for the three months ended March 31, 2001, the Company generated net income of $3.8 million. This compares with $4 million reported for the same quarter in 2000.

The reduction in net income for the period to period comparison is primarily due to decreased operating revenues and lower equity income from Argentine investments. Operating revenues decreased by eight percent because of a reduction in sales volumes that was caused by an increase in oil inventory as of the end of the current quarter. The decrease in equity income from Argentine investments is primarily due to the same decrease in sales volumes described above. Petrolera and the Company sell their proportionate shares of Entre Lomas oil production to the same customers under the same contracts. An additional factor contributing to the decrease in net income was higher operating expense due to a one-time cost associated with the retirement of personnel working for the Entre Lomas joint venture.

The above negative factors were partially offset by an increase in interest income, lower exploration expense, a credit for inventory fluctuation resulting from the increase in oil inventory, and lower Argentine income tax expense that is the direct result of lower before tax income.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the periods indicated.

                                                  2001          2000
                                               ---------     ---------
Volumes consolidated interests

   Crude Oil and Condensate (bbls)               192,747       211,572
   Gas (mcf)                                     582,313       671,485
   LPG (tons)                                      1,115           708

Volumes equity interest in Petrolera

   Crude Oil and Condensate (bbls)               206,492       226,658
   Gas (mcf)                                     623,835       719,364
   LPG (tons)                                      1,194           759

Volumes countrywide

   Crude Oil and Condensate (bbls)               399,239       438,230
   Gas (mcf)                                   1,206,148     1,390,849
   LPG (tons)                                      2,309         1,467

Average Sales Prices (in U.S. Dollars)

   Oil (per bbl)                               $   27.49     $   27.77
   Gas (per mcf)                                    1.20          1.27
   LPG (per ton)                                  307.83        224.40

Average Production Costs (in U.S. Dollars)

   Oil (per bbl)                               $   11.12     $    9.92
   Gas (per mcf)                                     .26           .25
   LPG (per ton)                                   60.26        107.12

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

Prices and costs for the consolidated interest and the equity interest in Petrolera are one and the same. The two interests represent different ownership percentages in the Entre Lomas joint venture.

MERGER WITH GLOBEX ENERGY INC.

As described in more detail in the Company's Form 8-K dated April 6, 2001 and footnote 6 of Notes to Consolidated Financial Statements, the Company and privately held Globex Energy Inc. ("Globex") signed an Agreement and Plan of Merger dated April 5, 2001, that will create an international oil and gas exploration and production company with assets on four continents. Under the terms of the agreement, each share of Globex common and preferred stock will be exchanged for common stock in the Company. Upon completion of the merger, the existing shareholders of the Company will own approximately 65 percent, and the existing shareholders of Globex will own approximately 35 percent, of the stock of the combined company.

Globex is a privately owned international oil and gas company engaged in exploration, development and production in Western Australia, Equatorial Guinea, Cameroon, and the Philippines. Management believes that the Globex portfolio of oil and gas interests compliments the Company's interests in Argentina, and that the combination of existing assets can serve as a good platform for future growth.

The merger has been unanimously approved by the boards of both the Company and Globex, and is subject to approval by the shareholders of both companies and closing conditions customary for such transactions. Following completion of the merger, the Company will change its name to Globex Energy Inc. and will have its headquarters in Houston, Texas.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

COMMODITY PRICE RISK

The Company produces and sells crude oil and natural gas. As a result, the Company's financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not entered into price hedging contracts and no such contracts are currently in place.

FOREIGN CURRENCY AND OPERATIONS RISK

The Company's operations are located in Argentina. Therefore, the Company's financial results may be affected by factors such as risks associated with changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina's political climate.

The per barrel sales price for Argentine crude oil is based on the spot market price of West Texas Intermediate less a discount for differences in gravity and quality. As a result, the Company's and Petrolera's oil sales contracts are denominated in U.S. Dollars and contain options for payment in U.S. dollars. To this extent, as long as this contractual system prevails in Argentina, the sales price for the Company's Argentine crude oil is not subject to the effects of currency devaluation.

ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

Since 1989, Argentina's government has pursued free market policies, including the privatization of state-owned companies, deregulation of the oil and gas industry, tax reform to equalize income tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls.

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

In 2000, in an attempt to reduce Argentina's fiscal deficit, President De la Rua's administration increased personal income taxes. One result of this measure was a notable decrease in internal consumption in the country that contributed to little or no economic growth in Argentina during 2000. No growth is forecast for 2001. It is expected that more strict economic measures, including the possibility of modifying the convertibility law may be enforced in the near term in an attempt to stem the growth of the country's external debt.

In March, 2001, President De la Rua appointed Domingo Cavallo as the new Minister of Economy. Mr. Cavallo was the Economy Minister that successfully implemented the convertibility law and other deregulation reforms adopted in Argentina during former President Carlos Menem's first presidential term. This appointment was viewed as a positive development by the international financial community.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Reports on Form 8-K:
                           None

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



                                           APCO ARGENTINA INC.
                                        ------------------------
                                              (Registrant)




                                     By:          /s/ Thomas Bueno
                                        ----------------------------------------
                                           General Manager, Controller and
                                              Chief Accounting Officer
                                     (Duly Authorized Officer of the Registrant)




May 10, 2001