Form 10-K405/A
period 2000-12-31
APCO ARGENTINA INC/NEW
filed 2001-06-20
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from               to
                                               ------------    ------------
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

Apco Argentina Inc. ("the Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to include the audited balance sheets of Petrolera Perez Companc S.A. ("Petrolera"), an Argentine corporation as of December 31, 2000 and 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998 as required by Rule 3-09 of Regulation S-X.T.

The company owns a 33.684 percent stock interest in Petrolera, a partner in the Entre Lomas joint venture and the operator of the concession.


PART IV:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)      Exhibits Required by Item 601 of Regulation S-K

         Exhibit Number

         (24)     -      Power of attorney

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
PETROLERA PEREZ COMPANC SOCIEDAD ANONIMA:


         We have audited the balance sheets of PETROLERA PEREZ COMPANC SOCIEDAD ANONIMA (an Argentine corporation) as of December 31, 2000 and 1999, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998, all expressed in Argentine pesos as described in note 1.II to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PETROLERA PEREZ COMPANC SOCIEDAD ANONIMA as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in Argentina.

         Certain accounting practices used by the Company in preparing the accompanying financial statements conform with generally accepted accounting principles in Argentina, but do not conform with generally accepted accounting principles in the United States of America. A description of the significant differences between such principles and those accounting principles generally accepted in the United States of America and the approximate effect of those differences on net income and shareholders' equity are set forth in notes 11 and 12 to the accompanying financial statements.



Buenos Aires, Argentina                        PISTRELLI, DIAZ Y ASOCIADOS
   January 30, 2001                            C.P.C.E.C.F. Vol. 1 - Fo. 8




                                                    DANIEL G. MINENNA
                                                         Partner
                                               C.P.A. Buenos Aires University
                                              C.P.C.E.C.F. Vol. 175 - Fo. 221

                          PETROLERA PEREZ COMPANC S.A.

                       Maipu 1 - 18th floor - Buenos Aires


                  FISCAL YEAR NO. 47 BEGINNING JANUARY 1, 2000

              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999




Main business: Oil and gas exploration and production.

Registration dates with the Public Register of Commerce:

-        Articles of Incorporation: April 14, 1954.

-        Last change to the Bylaws: December 1, 2000.

Registration number with the "Inspeccion General de Justicia" (the Governmental Regulatory Agency of Corporations): 6,717.

Expiration date of the Articles of Incorporation: September 2, 2052.



                                CAPITAL STRUCTURE
                                (Stated in pesos)


                                                                                          SUBSCRIBED, ISSUED,
                             DESCRIPTION OF THE SHARES                                   REGISTERED AND PAID IN
------------------------------------------------------------------------------------   ---------------------------
Nominative, common and non-endorsable shares, 1 par value, 1 vote each                            411,900

Nominative, preferred non-endorsable and nonvoting shares, 1 par value (1)                         88,100
                                                                                                  -------
                                                                                                  500,000
                                                                                                  =======

(1) Preferred shares are entitled to this treatment over the rest of the shares only as to their redemption in the event of the Company's liquidation.

                          PETROLERA PEREZ COMPANC S.A.


                 BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999

                    (Stated in Argentine pesos -- Note 1.II)

                                                                2000               1999
                                                           --------------     --------------
CURRENT ASSETS

     Cash                                                         863,604            981,054
     Investments (Note 2.a)                                    10,524,536          5,448,973
     Trade receivables (Note 2.b)                               8,936,404          7,097,773
     Other receivables (Nota 2.c)                               1,116,692            920,603
     Inventories  (Note 2.d)                                    1,070,813          1,369,899
                                                           --------------     --------------
       Total current assets                                    22,512,049         15,818,302
                                                           --------------     --------------
 NONCURRENT ASSETS

     Other receivables (Note 2.c)                               8,169,229          1,301,116
     Fixed assets (Exhibit I)                                  80,400,229         74,313,888
                                                           --------------     --------------
       Total noncurrent assets                                 88,569,458         75,615,004
                                                           --------------     --------------
       Total assets                                           111,081,507         91,433,306
                                                           ==============     ==============
CURRENT LIABILITIES

     Trade payables (Note 2.e)                                  4,963,498          3,735,380
     Payroll and social security taxes                            505,361            404,067
     Taxes payable (Note 2.f)                                  13,317,302          6,920,496
     Other liabilities (Note 2.g)                                 722,059          2,233,616
                                                           --------------     --------------
       Total current liabilities                               19,508,220         13,293,559
                                                           --------------     --------------
NONCURRENT LIABILITIES

     Other liabilities                                          1,170,400          1,521,520
     Reserves for contingencies (Note 2.h)                        808,228          1,600,513
                                                           --------------     --------------
       Total noncurrent liabilities                             1,978,628          3,122,033
                                                           --------------     --------------
       Total liabilities                                       21,486,848         16,415,592

SHAREHOLDERS' EQUITY (Per respective statements)               89,594,659         75,017,714
                                                           --------------     --------------
     Total liabilities and shareholders' equity               111,081,507         91,433,306
                                                           ==============     ==============

              The accompanying notes 1 to 12 and the supplementary
                  statements (Exhibits I to IV) are an integral
                       part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                       STATEMENTS OF INCOME FOR THE YEARS

                     ENDED DECEMBER 31, 2000, 1999 AND 1998

                     (Stated in Argentine pesos --Note 1.II)


                                                   2000             1999             1998
                                                -----------      -----------      -----------
NET REVENUES                                     95,252,353       60,855,496       50,450,600

OPERATING COSTS (Note 2.i)                      (42,416,380)     (30,520,756)     (30,579,782)
                                                -----------      -----------      -----------
      Gross income                               52,835,973       30,334,740       19,870,818

ADMINISTRATIVE EXPENSES (Exhibit III)            (4,250,331)      (2,543,994)      (3,216,410)

SELLING EXPENSES (Exhibit III)                   (3,585,378)      (3,111,166)      (3,683,903)

EXPLORATION EXPENSES (Exhibit III)                 (925,577)        (470,435)      (1,521,157)
                                                -----------      -----------      -----------
      Exploitation profits                       44,074,687       24,209,145       11,449,348

OTHER INCOME, net (Note 2.j)                      1,562,600           57,218          131,731

FINANCIAL INCOME AND HOLDING GAINS, net             341,658          253,304          147,540
                                                -----------      -----------      -----------
      Income before income tax                   45,978,945       24,519,667       11,728,619

INCOME TAX (Note 1.III.f)                       (15,550,000)      (8,650,000)      (4,180,000)
                                                -----------      -----------      -----------
      Net income for the year                    30,428,945       15,869,667        7,548,619
                                                ===========      ===========      ===========


              The accompanying notes 1 to 12 and the supplementary
                  statements (Exhibits I to IV) are an integral
                       part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    (Stated in Argentine pesos -- Note 1.II)



                                              CAPITAL STOCK                         RETAINED EARNINGS
                                       ---------------------------     -------------------------------------------
                                                                            RESERVED EARNINGS
                                                                       ---------------------------    --------------
                                           PAR          ADJUSTMENT        LEGAL         STATUTORY     UNAPPROPRIATED
                                          VALUE         TO CAPITAL       RESERVE         RESERVE         EARNINGS         TOTAL
                                       -----------     -----------     -----------     -----------    --------------   ------------
Balance as of December 31, 1997            500,000          82,041         100,000               1      67,643,481       68,325,523

Cash dividends approved by Regular
Shareholders' Meetings                          --              --              --              --      (4,389,000)      (4,389,000)

Net income for the year                         --              --              --              --       7,548,619        7,548,619
                                       -----------     -----------     -----------     -----------     -----------      -----------
Balance as of December 31, 1998            500,000          82,041         100,000               1      70,803,100       71,485,142

Cash dividends approved by Regular
Shareholders' Meetings                          --              --              --              --     (12,337,095)     (12,337,095)

Net income for the year                         --              --              --              --      15,869,667       15,869,667
                                       -----------     -----------     -----------     -----------     -----------      -----------
Balance as of December 31, 1999            500,000          82,041         100,000               1      74,335,672       75,017,714

Cash dividends approved by Regular
Shareholders' Meetings                          --              --              --              --     (15,852,000)     (15,852,000)

Net income for the year                         --              --              --              --      30,428,945       30,428,945
                                       -----------     -----------     -----------     -----------     -----------      -----------
Balance as of December 31, 2000            500,000          82,041         100,000               1      88,912,617       89,594,659
                                       ===========     ===========     ===========     ===========     ===========      ===========



              The accompanying notes 1 to 12 and the supplementary
                 statements (Exhibits I to IV) are an integral
                      part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                          STATEMENTS OF CASH FLOWS (a)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                     (Stated in Argentine pesos - Note 1.II)

                                                                        2000             1999             1998
                                                                     -----------      -----------      -----------
FUNDS PROVIDED BY (USED IN) OPERATIONS:

NET INCOME FOR THE YEAR                                               30,428,945       15,869,667        7,548,619

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE YEAR TO NET FUNDS
PROVIDED BY:

Fixed assets depreciation                                              8,379,233        7,859,390        8,162,842
Decrease in fixed assets                                                 831,489            8,608          (65,689)
Net decrease in reserves for contingencies                              (792,285)              --               --

CHANGES IN ASSETS AND LIABILITIES:

(Increase) decrease in trade receivables                              (1,838,631)      (3,055,533)         160,207
(Increase) decrease in other receivables                              (7,064,202)         780,393         (669,528)
Decrease (Increase) in inventories                                       299,086          (41,058)       2,474,778
Increase in trade payables                                             3,392,596        1,689,313          767,178
Increase (decrease) in payroll and social security taxes                 101,294          (85,953)          11,282
Increase (decrease) in taxes payable                                   6,396,806        5,485,307       (2,523,051)
(Decrease) increase in other liabilities                              (1,862,677)          95,527          432,813
                                                                     -----------      -----------      -----------
    NET FUNDS PROVIDED BY OPERATIONS                                  38,271,654       28,605,661       16,299,451

FUNDS USED IN INVESTING ACTIVITIES:

Fixed assets acquisitions                                            (17,461,541)     (15,311,758)     (16,939,325)

FUNDS USED IN FINANCING ACTIVITIES:

Dividends paid                                                       (15,852,000)     (12,337,095)      (4,389,000)
                                                                     -----------      -----------      -----------
    Net increase (decrease) in funds                                   4,958,113          956,808       (5,028,874)
    Funds at beginning of year                                         6,430,027        5,473,219       10,502,093
                                                                     -----------      -----------      -----------
    Funds at end of year                                              11,388,140        6,430,027        5,473,219
                                                                     ===========      ===========      ===========

(a) Cash on hand and in bank plus equivalent investments (original placements maturing in less than three months).

              The accompanying notes 1 to 12 and the supplementary
                  statements (Exhibits I to IV) are an integral
                       part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000, 1999 AND 1998

                (Figures stated in Argentine pesos -- Note 1.II)




1. SIGNIFICANT ACCOUNTING POLICIES


         I. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES APPLIED AND DISCLOSURE METHODS


                  The Company's financial statements have been prepared in accordance with generally accepted accounting principles in Argentina ("Argentine GAAP"), which differ in certain respects from generally accepted accounting principles in the United States of America ("US GAAP"). A description of the significant differences between Argentine and US GAAP and the approximate effect of differences on Petrolera Perez Companc S.A's net income and shareholders' equity are set forth in notes 11 and 12, respectively.

                  The preparation of financial statements in conformity with Argentine GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

                  The Company is operator and participant in the hydrocarbon exploitation concession in the Entre Lomas oil field located in Rio Negro and Neuquen provinces. The concession contract, renegotiated in January, 1991 and 1994, permits the concessionaires to freely dispose of their crude oil and natural gas production and extends the concession term through January 21, 2016, with the possibility for a further 10-year extension. The Company records in its balance sheet and statement of income its interest in the above mentioned concession by the proportional consolidation method, in accordance with Technical Resolution No. 14 of the Argentine Federation of Professional Councils in Economic Science (FACPCE), which consists in including its percentage share of assets, rights, obligations and results of operations of the concession.


                  The partners' interests in the Entre Lomas concession as of December 31, 2000, 1999 and 1998 are as follows:


                                                  INTEREST
                                                      %
                                                 ----------
Petrolera Perez Companc S.A. (operator)               73.15
APCO Argentina Inc. Argentine Branch                  23.00
Pecom Energia S.A.                                     3.85
                                                 ----------
                                                     100.00
                                                 ==========

                  The Company's percentage interest (73.15%) in the assets and liabilities allocated to the concession, which are included in the balance sheets as of December 31, 2000 and 1999, is as follows:

                                           2000           1999
                                        ----------     ----------
Current assets                           5,100,040     15,809,099
Noncurrent assets                       88,569,405     75,614,951
                                        ----------     ----------
     Total assets                       93,669,445     91,424,050
                                        ==========     ==========

Current liabilities                     10,369,730      7,529,521
Noncurrent liabilities                   1,744,628      3,122,033
                                        ----------     ----------
     Total liabilities                  12,114,358     10,651,554
                                        ==========     ==========


         II. RESTATEMENT IN CONSTANT PESOS

                  The financial statements comprehensively recognize the effects of changes in the purchasing power of the peso as of August 31, 1995, through the application of the restatement method in constant pesos as provided by Technical Resolution No. 6 of the FACPCE. As from September 1, 1995, pursuant to General Resolution No. 8/95 of the "Inspeccion General de Justicia" (the Governmental Regulatory Agency of Corporations), the Company discontinued the application of this method but maintained the restatements recorded up to such date.

                  This method is accepted by generally accepted accounting principles in Argentina so long as variation in the price index applicable for restatement purposes does not exceed 8% per annum. The change in this index for each of the fiscal years ended as from September 1, 1995, was below the above mentioned percentage.


         III. VALUATION METHODS

                  The main valuation methods used for the preparation of the financial statements have been as follows:

         a) CASH, RECEIVABLES AND LIABILITIES, OTHER THAN RESERVES:

                  -        In local currency: at face value.

                  - In foreign currency: at face value in foreign currency converted at the exchange rates in effect at each year-end for the settlement of these transactions.

                  Financial income (expense) accrued through each year-end, has been added to or deducted from receivables and payables, as applicable.

         b) INVESTMENTS:

                  - Time deposits: at face value plus interest accrued through the end of the year.

                  - Mutual funds: at mutual fund share price at year-end, net of the necessary expenditures for its sale.

         c) INVENTORIES:

                  - Hydrocarbons: at reproduction cost at the end of each year, which does not exceed the recoverable value.

                  - Materials and spares: at replacement cost based on the last purchase, which does not exceed the recoverable value.

         d) FIXED ASSETS:

                  At acquisition or construction cost less related accumulated depreciation, calculated in proportion to the months of estimated useful lives, except wells and production installations, which are depreciated based on the lifting of proved developed hydrocarbon reserves through the expire of the concession.

                  The Company uses the successful effort method to account for the transactions in connection with oil and gas exploration and production.

                  The carrying amount of fixed assets taken as a whole does not exceed its recoverable value.

                  The detail of these assets is set forth in Exhibit I.

         e) RESERVES FOR CONTINGENCIES:

                  These reserves have been set aside to cover possible loss contingencies, derived from differences in interpreting applicable legislation, that might give rise to potential claims by third parties and liabilities to the Company. When estimating the amounts, the Company took into account the probability of occurrence of the contingency concerned.

         f) INCOME TAX AND TAX ON MINIMUM PRESUMED INCOME:

                  The Company determines the accounting charge for income tax, by applying the effective 35% tax rate (33% for the year ended December 31, 1998) to the taxable income of the year, without considering the effect of temporary differences between the book and taxable income.

                  The tax on minimum presumed income is supplementary to income tax, since while the latter is levied on the year's taxable income, the tax on minimum presumed income is a minimum tax levied on the potential income of certain productive assets at the rate of 1%, so that the Company's fiscal liability will be equal to the higher of both taxes. However, should the tax on minimum presumed income exceed income tax in any given year, such excess may be applied to reduce any excess of income tax over the tax on minimum presumed income in any of the ten succeeding years.

                  As of December 31, 2000, 1999 and 1998, the amount determined as income tax was higher than the tax on minimum presumed income. The amounts charged to income for the year in the "Income Tax" account as of December 31, 2000, 1999 and 1998 were 15,550,000, 8,650,000, and 4,180,000, respectively.

         g) SHAREHOLDERS' EQUITY ACCOUNTS:

                  They have been restated in accordance with the method described in section II of this note, except the "Capital stock-Par value" and the "Reserved earnings" accounts which were left at their original amounts. The adjustment required to restate them through August 31, 1995, is disclosed in the "Capital stock - Adjustment to capital" and "Unappropriated earnings" accounts, respectively.

         h) INCOME STATEMENT ACCOUNTS:

                  - Charges for consumption of nonmonetary assets valued at cost, which basically affect operating costs, have been computed on the adjusted amounts of such assets, following the restatement method described in section II on this note.

                  - The caption "Financial income and holding gains, net" account discloses the nominal financial income and holding gains generated in each year.

                  - The accounts accruing monetary transactions were computed at nominal value.


         i) REVENUE RECOGNITION:

                  - Revenues are recognized when products are shipped or services are rendered and the risk of loss has been transferred to the customer.



2. BREAKDOWN OF THE MAIN ACCOUNTS


         The main accounts in the Company's financial statements breakdown as follows:


                                                   2000           1999
                                                ----------     ----------
a)   INVESTMENTS:

     Time deposits                               9,552,728      4,184,024
     Mutual funds                                  971,808      1,264,949
                                                ----------     ----------
                                                10,524,536      5,448,973
                                                ==========     ==========
b)   TRADE RECEIVABLES:

     Related company:
          Pecom Energia S.A.                       206,189        335,476
     Other customers                             8,730,215      6,762,297
                                                ----------     ----------
                                                 8,936,404      7,097,773
                                                ==========     ==========
c)   OTHER RECEIVABLES:

     CURRENT:

     Prepaid expenses                              217,969         74,789
     Advances to personnel                         106,311         83,555
     Prepayments to vendors                         93,091        197,505
     Other                                         699,321        564,754
                                                ----------     ----------
                                                 1,116,692        920,603
                                                ==========     ==========
     NONCURRENT:

     Taxes to be recovered (Note 7)              1,201,854      1,201,854
     Compulsory saving receivables (Note 8)      6,868,113             --
     Other                                          99,262         99,262
                                                ----------     ----------
                                                 8,169,229      1,301,116
                                                ==========     ==========



                                                                      2000              1999
                                                                  ------------      ------------
d)   INVENTORIES:

     Hydrocarbons                                                      365,112           694,105
     Materials and spares                                              705,701           675,794
                                                                  ------------      ------------
                                                                     1,070,813         1,369,899
                                                                  ============      ============
e)   TRADE PAYABLES:

     Related companies:
         Pecom Energia S.A.                                            273,479           389,115
         Oleoductos del Valle S.A.                                     236,501           217,295
     Other vendors                                                   4,453,518         3,128,970
                                                                  ------------      ------------
                                                                     4,963,498         3,735,380
                                                                  ============      ============
f)   TAXES PAYABLE:

     Compulsory saving payables (Note 8)                             3,350,444                --
     Income tax accrual (net of withholding and prepayments)         8,881,379         5,266,785
     Royalty accrual                                                   855,855           740,588
     VAT payable                                                       110,909           416,210
     Other                                                             118,715           496,913
                                                                  ------------      ------------
                                                                    13,317,302         6,920,496
                                                                  ============      ============
g)   OTHER LIABILITIES:

     CURRENT:

     Directors' and Statutory Auditor's fees                           345,268           298,452
     Retirement and pension fund (Note 6)                              369,291         1,927,664
     Other                                                               7,500             7,500
                                                                  ------------      ------------
                                                                       722,059         2,233,616
                                                                  ============      ============


                                                                      2000               1999              1998
                                                                  ------------       ------------      ------------
h)   RESERVES FOR CONTINGENCIES:

     At beginning of year                                            1,600,513          1,600,513         1,600,513
     Net recovery of year (1)                                         (792,285)                --                --
                                                                  ------------       ------------      ------------
     At end of year                                                    808,228          1,600,513         1,600,513
                                                                  ============       ============      ============

     (1)  Credited to "Other income, net" of the income statement


                                                        2000              1999              1998
                                                     -----------       -----------       -----------
i)   OPERATING COSTS:

     Beginning inventory                               1,369,899         1,328,841         3,803,619
                                                     -----------       -----------       -----------

     Purchases                                         6,577,253         3,122,293         6,403,579
     Operating expenses (Exhibit III)                 35,540,041        27,439,521        28,290,402
     Capitalized consumptions                                 --                --        (6,588,977)
                                                     -----------       -----------       -----------
                                                      42,117,294        30,561,814        28,105,004
                                                     -----------       -----------       -----------

     Ending inventory                                 (1,070,813)       (1,369,899)       (1,328,841)
                                                     -----------       -----------       -----------
                                                      42,416,380        30,520,756        30,579,782
                                                     ===========       ===========       ===========
j)   OTHER INCOME, NET:

     Net recovery of reserves for contingencies          792,285                --                --
     Other                                               770,315            57,218           131,731
                                                     -----------       -----------       -----------
                                                       1,562,600            57,218           131,731
                                                     ===========       ===========       ===========


3.       TRANSACTIONS WITH RELATED COMPANIES


         Receivables and payables as of December 31, 2000 and 1999, are set forth in notes 2.b) and 2.e), respectively.

         The main transactions carried out during the respective years ended December 31, 2000, 1999 and 1998, include:



                                                             REVENUES FROM
                                                            HYDROCARBONS SOLD
                                             ------------------------------------------------
                                                 2000              1999              1998
                                             ------------      ------------      ------------
Related companies:
     Pecom Energia S.A. (1)                    21,019,857        19,687,990        15,273,021
     Transportadora de Gas del Sur S.A.                --                --           178,496
     Pecom Agra S.A.                                   --                --            69,112
                                             ------------      ------------      ------------
                                               21,019,857        19,687,990        15,520,629
                                             ============      ============      ============

(1)      Includes 15,023,545, 18,406,966 and 12,323,117, respectively, as of
         December 31, 2000, 1999 and 1998, corresponding to revenues from hydrocarbons sold to Refineria San Lorenzo S.A., merged with Pecom Energia S.A. during the current fiscal year.


                                                           PURCHASES AND
                                                         OPERATING EXPENSES
                                           ------------------------------------------------
                                               2000              1999              1998
                                           ------------      ------------      ------------
Related companies:

     Pecom Energia S.A.                       2,162,572         2,584,449         2,395,370
     Oleoductos del Valle S.A.                2,489,670         2,411,300         2,721,550
     Petroleum Commercial Supply Inc.             8,412           101,225           124,249
     PASA S.A.                                       --                --            44,256
                                           ------------      ------------      ------------
                                              4,660,654         5,096,974         5,285,425
                                           ============      ============      ============

4.       MAIN CUSTOMERS


         Main customers with whom the Company did business during the respective years ended December 31, 2000, 1999 and 1998, are as follows:

         a) Oil (accounts for 84%, 73% and 66%, respectively, of total sales):


                                                     % SHARE
                                       ---------------------------------------
          CUSTOMER:                      2000           1999           1998
                                       ---------      ---------      ---------

Petrobras Petroleo Brasileno S.A.             56             29             26
Pecom Energia S.A.                            23             41             37
Shell C.A.P.S.A.                              21             29             25
Tosco Refining Co.                            --              1             12
                                       ---------      ---------      ---------
                                             100            100            100
                                       =========      =========      =========

         b) Natural gas (accounts for 13%, 24% and 31%, respectively, of total sales):


                                                  % SHARE
                               ------------------------------------------------
          CUSTOMER:                2000              1999              1998
                               ------------      ------------      ------------

Camuzzi Gas Pampeana S.A.                76                69                --
Pecom Energia S.A.                       18                 9                18
Litoral Gas S.A.                         --                10                45
Metrogas S.A.                            --                 7                17
Other                                     6                 5                20
                               ------------      ------------      ------------
                                        100               100               100
                               ============      ============      ============

         c)       Propane and butane (accounts for 3% of total sales):


                                                              % SHARE
                                               ---------------------------------------
          CUSTOMER:                               2000          1999           1998
                                               ---------      ---------      ---------

Totalgaz Argentina S.A.                               32             27             --
Enagas S.A. Distribuidora de Gas (Chile)              28             19             27
Abastecedora de Combustibles S.A. (Chile)             24             26             22
Careri J. C. y Careri P.                              10             --             --
Sur Gas S.A.                                           2              6             19
Castex Gas S.A.                                       --              6              8
Dimarco S.A.                                          --              4             12
Other                                                  4             12             12
                                               ---------      ---------      ---------
                                                     100            100            100
                                               =========      =========      =========



5.   ROYALTIES


     The royalties are applied to the total production from the concession and are calculated applying 12% to the sales price, upon discounting certain expenses, in order to take the value of the cubic meter of crude oil, natural gas and LPG to the price thereof at the wellhead.

6.   RETIREMENT AND PENSION FUND


     Under the agreement executed by Fundacion Perez Companc and Petrolera Perez Companc S.A., the resources of the retirement and pension fund will be provided by the Company through contributions with that specific aim and shall not be lower than 140,000 per annum. The retirement and pension fund will be exclusively managed by Fundacion Perez Companc, who will be unable to transfer such duty to third parties and, for legal purposes, it is the only party responsible for payment to the beneficiaries.

     Fund assets are mainly invested based on adequate security and profitability criteria under Retirement and Pension Law No. 24,241.

     All Company employees working as such of May 31, 1995, and with the required seniority are eligible for this benefit. It is calculated on the basis of the last computable salary and seniority of the workers included in the fund.

     The fund is supplementary; i.e. the benefit granted to the employee consists of the amount determined in accordance with the agreement, after deducting the benefits granted by the official pension system provided for in the second and third provisions of such agreement.



7.   TAX CLAIMS FILED WITH THE NEUQUEN PROVINCIAL TAX BUREAU ("DPR")


     On February 3, 1993, the Company had been notified of Resolution No. 060/DPR/93, issued by the Neuquen Provincial Tax Bureau, which required the Company to pay stamp tax on Contract No. 12,507 - Additional Clause No. 3.

     The Company appealed this Resolution before the Neuquen Province Tax Court, on the grounds that, at the time the amount of stamp tax had been calculated, the period required by the statute of limitations had already expired.

     The Neuquen Province Tax Court disallowed the appeal on February 11, 1994, and on March 8, 1994, notified the Company of the final amount of stamp tax due at 1,642,999.

     The Company paid the amount claimed for the consortium's account on March 15, 1994 and duly notified YPF S.A. of this fact for the sole purpose of starting legal action, which was filed in April 1994 and was reinitiated on April 17, 1996 in an administrative procedure, since of Neuquen Province considered that such instance was not exhausted in spite of the clear and unquestionable content of the Tax Code.

     In September 1998, a second lawsuit has been filed at Neuquen Province Superior Court, after the failure of the administrative procedure filed with the Province Government.

     On April 4, 2000, the Supreme Court of the Province of Neuquen ruled disallowing the claim and ordering the Company to pay court expenses.

     Finally, on April 26, 2000, the Company filed extraordinary remedies with the Federal Tax Court against the ruling by the abovementioned Court, for which notice was served to the other party for it to answer it.

     The opinion of both the Company's management and legal counsel, is that the Federal Executive Power will have to reimburse the above mentioned amount under the terms of Article 12 of Contract No. 12,507, should the legal action mentioned above fail to prosper.

     As of December 31, 2000, 1999 and 1998, the amount to be recovered of 1,201,854, equivalent to its 73.15 percent participation in the concession, is carried in the noncurrent receivables account (note 2.c).

8.   COMPULSORY SAVING

     On August 5, 1993, the DGI (Argentine Tax Bureau) assessed the Company's capacity to pay compulsory savings ("Ahorro obligatorio") for the years 1988 and 1989 which totaled, as of such date, 9,248,956.

     On August 30, 1993, the Company filed an appeal with the Federal Tax Court against the abovementioned assessment. The Tax Court issued a ruling on April 18, 1997, confirming the resolution of the DGI. This decision was finally revoked by the Federal Contentious Administrative Court of Appeals on November 10, 1998.

     The Argentine Supreme Court revoked this ruling on May 4, 2000, and confirmed the ruling of the Federal Tax Court imposing Supreme Court and trial court expenses on the parties according to the costs incurred by each party. The court expenses originated at the Federal Tax were to be borne by the Company.

     The Court considered that the exemption granted on account of the agreement related to the exploitation of the Entre Lomas field does not release the Company from paying compulsory savings. Subsequently, the Company filed a petition for clarification stating that the non-promotional characteristic of the exemption was not analyzed, which was the Company's main grounds. On August 17, 2000, the Court disallowed the petition for clarification. Simultaneously, the DGI filed a tax foreclosure claiming the full amount of compulsory savings claimed by such agency.

     The Company acquiesced in the tax foreclosure and adhered to the tax debt consolidation system provided by the Argentine government through Federal Executive Decree No. 93/00 to settle the amount duly claimed by Tax Authorities on account of the foreclosure.

     The system provided for in the abovementioned decree is applicable to obligations past due as of October 31, 1999, even those in dispute as of January 27, 2000, (date on which it was published in the Official Bulletin). It also exempts the parties eligible to be included in the payment facility system from paying any fines or penalties not as yet ruled upon as of January 27, 2000.

     Since case law and Law No. 23,549 (section 8) have qualified the forfeiture of the right to be reimbursed 50% of compulsory savings stated in section 7 of such regulation as a penalty and that the Company has met the requirements provided for in Federal Executive Decree No. 93/00 for exemptions from penalties, the Company would be entitled to be reimbursed the full amount paid under Law 23,549 (and not only 50%). Such reimbursement should be granted sixty months after the date of the deposit. Consequently, as of December 31, 2000, the Company booked a 6,868,113 receivable in the "Other noncurrent receivables" account.

9.   CORPORATE OBJECTIVE CHANGE

     The Special shareholders' Meeting held on October 17, 2000, unanimously approved the amendment of section 3 of the by-laws incorporating to the corporate objective electric power generation, transformation, transmission, distribution, purchase, sale, import and export activities. Such amendment was registered with the Public Registry of Commerce on December 1, 2000.

10.  RESTRICTIONS ON UNAPPROPRIATED EARNINGS

     Dividends distributed in cash or in kind in excess of taxable income accumulated through the year-end immediately prior to payment or distribution date will be subject to a 35% income tax withholding as single and definitive payment. For the purposes of this tax, accumulated taxable income is defined as net income booked as of the fiscal year-end immediately preceding the effective date of the law plus the taxable income determined as from such fiscal year.

11. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND US GAAP

     The Company financial statements have been prepared in conformity with Argentine GAAP in Argentine pesos.

     Differences between Argentine GAAP and US GAAP are explained below in this note and their effects on net income and shareholders' equity are set forth in note 12.

     These financial statements comply with the requirements of Item 17 of Form 20-F and therefore do not include certain additional disclosures required by the Securities and Exchange Commission of the United States of America for other purposes. The differences principally relate to the following items:

     a)   Restatements of financial statements for general price-level changes

          According to Argentine GAAP, the restatement of assets and liabilities into constant Argentine pesos as of the date of the financial statements is required. All nonmonetary assets, liabilities and income statement amounts must be restated to reflect changes in the Argentine general wholesale price index, from the date the assets have been acquired or from the date the liabilities have been incurred, until year-end. The purchasing power gain (loss) included in income (loss) reflects the effect of Argentine inflation on the monetary liabilities of the Company during the year, net of the loss resulting from the effect of inflation on monetary assets held. As from September 1, 1995, pursuant to General Resolution No. 8/95 of the "Inspeccion General de Justicia" (the governmental regulatory agency of corporations), the Company discontinued the application of this method. Accordingly, for periods ending subsequent to September 1, 1995, there was no further restatement of nonmonetary items and recognition of monetary gains and losses. This resolution was adopted under Argentine GAAP so long as the change in the price index applicable to the restatement does not exceed 8% per annum. All financial statement amounts have been restated in constant Argentine Pesos through August 31, 1995, as explained in Note 1.II.
          Under U.S. GAAP general price level adjustments are not made when there are low levels of inflation. However, as permitted under SEC's rules these adjustments, which are required by Argentine GAAP, have not been removed in performing the reconciliation to U.S. GAAP included in note 12.

     b)   Well conversion costs

          Under Argentine GAAP, there are no specific requirements governing the treatment for well conversion costs from a gas-lift system to sucker rod pumping system. The Company has charged these costs to expenses as incurred under Argentine GAAP.

          Under US GAAP, SFAS 19, such costs (equipment and installation) are considered development costs to provide improved recovery systems, and therefore are capitalized as part of the cost of wells.

     c)   Income taxes

          Argentine GAAP income tax expense is based upon the estimated current income tax payable as described in note 1. III. f). When income and expense recognition for income tax purposes does not occur in the same period as income and expense recognition for financial statement purposes, the resulting temporary differences are not considered in the computation of income tax expense for the year. Under US GAAP, Statement of Financial Accounting Standards No. 109 "Accounting for income taxes", requires the liability method to be used to account for deferred income taxes. Under this method, deferred income tax assets or liabilities are recorded for temporary differences that arise between the financial and tax bases of assets and liabilities at each reporting date, as well as for temporary differences arising from other US GAAP adjustments.

     d)   Accounting for pension obligations

          Under Argentine GAAP, there are no requirements governing the recognition of an employer's liabilities for retirement benefits granted to employees. Petrolera Perez Companc has, however, charged to expenses amounts contributed to the pension fund managed by the Perez Companc Foundation. Under U.S. GAAP, the accounting for these benefits is governed by Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" and Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits".

          The U.S. GAAP reconciliation recognizes the effect of adjusting the recorded pension cost and liability to the amounts required under U.S. GAAP.

          The plan was amended in 1999, resulting in an increase of benefits to the employees. According with the provisions of SFAS 87, under US GAAP amounts, the Company has capitalized the effect of the amendment amortizing such asset according to the future service period of those employees active at the date of the amendment who are expected to receive benefits under the plan.

     e)   New standards for derivative instruments accounting

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to
          a) derivative instruments and b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company estimates no effect arising from the adoption of SFAS 133 as of January 1, 2001.

          Under Argentine GAAP, there are no specific requirements governing accounting for derivative financial instruments.

12.  RECONCILIATION OF NET INCOME AND SHAREHOLDERS' EQUITY TO US GAAP


     The following is a summary of the significant adjustments to net income for the years ended December 31, 2000 and 1999, and the shareholders' equity as of December 31, 2000 and 1999 which would be required if US GAAP had been applied instead of Argentine GAAP in the Company's financial statements.



                                                               2000                1999
                                                            ------------       ------------

Net income in accordance with Argentine GAAP                  30,428,945         15,869,667
US GAAP adjustments:
   Well conversion costs                                       6,483,035          1,956,824
   Depreciation of well conversion costs                        (674,484)          (155,470)
   Pension plan obligations                                      360,658           (582,914)
   Deferred income taxes                                      (2,720,361)          (368,406)
                                                            ------------       ------------
Approximate net income under US GAAP                          33,877,793         16,719,701


Shareholders' equity in accordance with Argentine GAAP        89,594,659         75,017,714
US GAAP adjustments:
   Well conversion costs                                       8,439,859          1,956,824
   Depreciation of well conversion costs                        (829,953)          (155,470)
   Pension plan obligations                                     (575,673)          (936,331)
   Deferred income taxes                                      (2,963,868)          (243,508)
                                                            ------------       ------------
Approximate shareholders' equity under US GAAP                93,665,024         75,639,229




Comprehensive income approximates net income under US GAAP, since no unrealized gain or loss occurred for the years presented.

                                                                       EXHIBIT I

                          PETROLERA PEREZ COMPANC S.A.


                             CHANGES IN FIXED ASSETS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    (Stated in Argentine pesos -- Note 1.II)


                                                                             2000
                                        --------------------------------------------------------------------------------
                                                                        ORIGINAL COST
                                        --------------------------------------------------------------------------------
                                         BEGINNING                                                              ENDING
            MAIN ACCOUNT                 BALANCES         INCREASES        DECREASES        TRANSFERS         BALANCES
------------------------------------    -----------      -----------      -----------      -----------       -----------

Automobiles                                 968,811          251,690          362,857               --           857,644
Furniture and fixtures                    1,192,660               --               --               --         1,192,660
Computer hardware                         1,034,618          269,387               --               --         1,304,005
Facilities                                  288,626               --               --               --           288,626
Machinery, receivers and
transmitters                                384,124               --               --               --           384,124
Land and buildings                            3,142               --               --               --             3,142
Wells and production installations      143,653,285               --               --       13,610,166       157,263,451
Construction in process                   4,364,502        9,221,408          522,034       (7,900,068)        5,163,808
Materials in use and equipment in
deposit                                   1,715,678        5,554,578          309,231       (5,710,098)        1,250,927
Prepayments to vendors                           --               --               --               --                --
                                        -----------      -----------      -----------      -----------       -----------
Total as of 2000                        153,605,446       15,297,063        1,194,122               --       167,708,387
                                        ===========      ===========      ===========      ===========       ===========
Total as of 1999                        143,344,920       10,662,224          401,698               --       153,605,446
                                        ===========      ===========      ===========      ===========       ===========
Total as of 1998                        124,185,309       19,182,745           23,134               --       143,344,920
                                        ===========      ===========      ===========      ===========       ===========



                                                                     2000                                     1999           1998
                                      ------------------------------------------------------------------    ----------    ---------
                                                   ACCUMULATED DEPRECIATION
                                      ----------------------------------------------------
                                       BEGINNING                                  ENDING         NET           NET            NET
          MAIN ACCOUNT                 BALANCES     INCREASES      DECREASES     BALANCES     BOOK VALUE    BOOK VALUE    BOOK VALUE
----------------------------------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

Automobiles                              830,246        97,165       362,633       564,778       292,866       138,565       203,715
Furniture and fixtures                   959,109       119,266            --     1,078,375       114,285       233,551       352,166
Computer hardware                        857,563       115,137            --       972,700       331,305       177,055       204,865
Facilities                               264,574        24,052            --       288,626            --        24,052        52,915
Machinery, receivers and
transmitters                             172,694        41,614            --       214,308       169,816       211,430       218,623
Land and buildings                         1,288            63            --         1,351         1,791         1,854         1,917
Wells and production installations    76,206,084     7,981,936            --    84,188,020    73,075,431    67,447,201    65,848,726
Construction in process                       --            --            --            --     5,163,808     4,364,502     2,562,267
Materials in use and equipment in
deposit                                       --            --            --            --     1,250,927     1,715,678     2,013,743
Prepayments to vendors                        --            --            --            --            --            --        60,725
                                      ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total as of 2000                      79,291,558     8,379,233       362,633    87,308,158    80,400,229
                                      ==========    ==========    ==========    ==========    ==========
Total as of 1999                      71,825,258     7,859,390       393,090    79,291,558                  74,313,888
                                      ==========    ==========    ==========    ==========                  ==========
Total as of 1998                      63,751,419     8,162,842        89,003    71,825,258                                71,519,662
                                      ==========    ==========    ==========    ==========                                ==========

                                                                      EXHIBIT II

                          PETROLERA PEREZ COMPANC S.A.

                     FOREIGN CURRENCY ASSETS AND LIABILITIES

                        AS OF DECEMBER 31, 2000 AND 1999




                                                     1999                                    2000
                                             --------------------    ---------------------------------------------------
                                                TYPE OF FOREIGN        TYPE OF FOREIGN       EXCHANGE             BOOK
                                                  CURRENCY AND          CURRENCY AND           RATE            AMOUNT IN
                                                     AMOUNT                AMOUNT           (IN PESOS)           PESOS
                                             --------------------    --------------------- ---------------    ----------
CURRENT ASSETS
   Cash                                       US$          2,104     US$          4,124      (1) 0.999             4,120
   Investments                                US$      2,681,785     US$      9,414,133      (1) 0.999         9,404,719
   Trade receivables:
     Related company                          US$      1,596,752     US$         58,083      (1) 0.999            58,025
   Other customers                            US$      5,229,184     US$      8,371,780      (1) 0.999         8,363,409
                                                                                                              ----------
     Total foreign currency assets                                                                            17,830,273
                                                                                                              ==========
CURRENT LIABILITIES

   Trade payables:
     Other vendors                            US$        913,506     US$        827,863      (2) 1.000           827,863
     Related companies                        US$        630,520     US$        316,450      (2) 1.000           316,450
                                                                                                              ----------
     Total foreign currency liabilities                                                                        1,144,313
                                                                                                              ==========

(1) Buying exchange rate for remittances of Banco Nacion.

(2) Selling exchange rate for remittances of Banco Nacion.

                                                                     EXHIBIT III


                          PETROLERA PEREZ COMPANC S.A.


   INFORMATION REQUIRED UNDER ARTICLE 64, POINT I, CLAUSE B) OF LAW NO. 19,550

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                          (Stated in pesos - Note 1.II)



                                   1998          1999                                         2000
                               -----------    -----------    -----------------------------------------------------------------------
                                                                            OPERATING     ADMINISTRATIVE   SELLING      EXPLORATION
       MAIN ACCOUNT               TOTAL          TOTAL          TOTAL        EXPENSES        EXPENSES      EXPENSES       EXPENSES
-------------------------      -----------    -----------    -----------    -----------   --------------  -----------    -----------

Salaries and wages               4,033,391      3,669,350      3,644,174      2,189,916      1,228,167             --        226,091
Social security taxes              746,273        590,133        491,995        305,384        158,237             --         28,374
Other benefits to personnel        830,013        824,857      1,857,955        560,067      1,254,280             --         43,608
Taxes, charges and                 181,652         81,701        289,798             --        130,649        159,149             --
contributions
Directors' and consultants'        635,105        370,701        822,786             --        808,464         14,322             --
fees
Spares and repairs               2,492,431      2,232,776      5,443,750      5,443,750             --             --             --
Freight and haulage              3,080,969      2,796,240      3,134,292          9,773             --      3,124,519             --
Production services              8,998,028      7,040,024      8,332,931      7,892,133        202,559        238,239             --
General expenses                   771,771        724,720        616,995         99,871        467,975         49,149             --
Fixed assets depreciation        8,162,842      7,859,390      8,379,233      8,379,233             --             --             --
Research and development         1,109,726        192,547        627,504             --             --             --        627,504
Royalties                        5,669,671      7,182,677     10,659,914     10,659,914             --             --             --
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
  Total as of 2000                                            44,301,327     35,540,041      4,250,331      3,585,378        925,577
                                                             ===========    ===========    ===========    ===========    ===========
  Total as of 1999                             33,565,116                    27,439,521      2,543,994      3,111,166        470,435
                                              ===========                   ===========    ===========    ===========    ===========
  Total as of 1998              36,711,872                                   28,290,402      3,216,410      3,683,903      1,521,157
                               ===========                                  ===========    ===========    ===========    ===========

                                                                      EXHIBIT IV

                          PETROLERA PEREZ COMPANC S.A.


                     BREAK DOWN FOR MATURITY OF INVESTMENTS,

               RECEIVABLES AND LIABILITIES AS OF DECEMBER 31, 2000

                         (Stated in pesos -- Note 1.II)



                                                              ASSETS                            LIABILITIES
                                                ------------------------------------        -------------------
              TERM                                INVESTMENTS          RECEIVABLES          OTHER LIABILITIES(1)
------------------------------------            ---------------       --------------        -------------------
WITHOUT MATURITY                                      971,808         (3)  1,301,116        (4)    1,177,900
                                                  -----------            -----------             -----------

WITH MATURITY

NOT YET DUE:

-  Up to three months                               9,552,728             10,053,096               8,598,851
-  From three to six months                                --                     --        (5)   10,901,869
-  More than four years                                    --              6,868,113                      --
                                                  -----------            -----------             -----------
TOTAL WITH MATURITY                          (2)    9,552,728             16,921,209              19,500,720
                                                  -----------            -----------             -----------

TOTAL                                              10,524,536             18,222,325              20,678,620
                                                  ===========            ===========             ===========

(1) Total liabilities less reserves.

(2) Accrues a fixed average nominal interest rate of approximately 7% per annum.

(3) Collection is estimated in a period longer than a year.

(4) Accrues no interest. Includes 1.170.400 which is estimated not to be paid in the next twelve months.

(5) Approximately 15% accrues interest.

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



                                                APCO ARGENTINA INC.
                                             ------------------------
                                                   (Registrant)




                                          By:   /s/ Thomas Bueno
                                             -------------------------
                                                   Thomas Bueno
                                          General Manager, Controller and
                                             Chief Accounting Officer
                                   (Duly Authorized Officer of the Registrant),




June 20, 2001

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------


24                            Power of Attorney.