Form 10-Q
period 2001-06-30
APCO ARGENTINA INC/NEW
filed 2001-08-14
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                          COMMISSION FILE NUMBER 0-8933

                               APCO ARGENTINA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CAYMAN ISLANDS
     (STATE OR OTHER JURISDICTION OF                             EIN 98-0199453
     INCORPORATION OR ORGANIZATION

    ONE WILLIAMS CENTER, 23RD FLOOR
            TULSA, OKLAHOMA                                           74172
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER:                                   (918) 573-2164


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


             CLASS                                 OUTSTANDING AT JULY 31, 2001
ORDINARY SHARES, $.01 PAR VALUE                          7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I.      FINANCIAL INFORMATION:

             ITEM 1. FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - June 30, 2001 and
                        December 31, 2000                                        3

                     Consolidated Statements of Operations - Three and Six
                        Months Ended June 30, 2001 and 2000                      4

                     Consolidated Statements of Cash Flows - Six Months
                        Ended June 30, 2001 and 2000                             5

                     Notes to Consolidated Financial Statements                  6

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                     12


PART II.     OTHER INFORMATION                                                  18




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

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Dollar amounts in Thousands)                                 June 30,        December 31,
                                                                2001              2000
                                                             -----------      ------------
                                                             (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents                                  $ 13,527         $ 16,576
    Accounts receivable                                           4,590            4,905
    Inventory                                                       306              308
    Other current assets                                          1,042              501
                                                               --------         --------
          Total Current Assets                                   19,465           22,290

Property and Equipment:
    Cost, successful efforts method                              56,980           49,609
    Accum. depreciation, depletion, and amortization            (26,594)         (25,286)
                                                               --------         --------
                                                                 30,386           24,323

Argentine investments, equity method                             33,999           33,583
Other assets                                                      3,129            2,788
                                                               --------         --------
                                                               $ 86,979         $ 82,984
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                           $  2,716         $  2,279
    Accrued liabilities                                           1,910            5,077
    Dividends payable                                             1,196            1,196
                                                               --------         --------
           Total Current Liabilities                              5,822            8,552
                                                               --------         --------

Long term liabilities                                               512              946
Deferred income taxes                                               917              944

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                                  74               74
    Additional paid-in capital                                    9,326            9,326
    Retained earnings                                            70,328           63,142
                                                               --------         --------
          Total Stockholders' Equity                             79,728           72,542
                                                               --------         --------
                                                               $ 86,979         $ 82,984
                                                               ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




(Amounts in Thousands Except Per Share)                         Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                             -----------------------       -----------------------
                                                               2001           2000           2001           2000
                                                             --------       --------       --------       --------
REVENUES:
       Operating revenue                                     $  8,016       $  7,431       $ 14,359       $ 14,323
       Equity income from Argentine investments                 2,998          2,606          5,032          5,023
       Other revenues                                             219            165            485            291
                                                             --------       --------       --------       --------
                                                               11,233         10,202         19,876         19,637
                                                             --------       --------       --------       --------
COSTS AND EXPENSES:
       Operating expense                                        1,597          1,449          3,590          3,206
       Provincial royalties                                       847            841          1,585          1,539
       Transportation & storage                                   237            343            488            486
       Selling and administrative                                 563            576          1,034          1,087
       Depreciation, depletion and amortization                   855            670          1,389          1,250
       Exploration expense                                        (89)           183            (32)           394
       Argentine taxes other than income                           91             36            176            157
       Other (income) expense, net                                164           (252)            71            158
                                                             --------       --------       --------       --------
                                                                4,265          3,847          8,301          8,278
                                                             --------       --------       --------       --------
         Income before Argentine income taxes                   6,968          6,354         11,575         11,358

       Argentine income taxes                                   1,178          1,308          1,997          2,341
                                                             --------       --------       --------       --------
NET INCOME                                                   $  5,790       $  5,046       $  9,578       $  9,017
                                                             ========       ========       ========       ========
INCOME PER ORDINARY SHARE,
       Basic and Diluted                                     $   0.79       $   0.69       $   1.30       $   1.23
                                                             ========       ========       ========       ========
AVERAGE ORDINARY SHARES OUTSTANDING,
       Basic and Diluted                                        7,360          7,360          7,360          7,360
                                                             ========       ========       ========       ========



The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




(Amounts in Thousands)                                                  Six Months Ended
                                                                           June 30,
                                                                    -----------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                  2001           2000
                                                                    --------       --------
    Net income                                                      $  9,578       $  9,017
    Adjustments to reconcile to cash
       (used in) provided by operating activities:
          Equity income from Argentine investment                     (5,032)        (5,023)
          Dividends from investments                                   1,349          1,971
          Depreciation, depletion and amortization                     1,389          1,250
          Prior year exploration costs charged to expense                 --            152
          Changes in accounts receivable                                 315         (2,300)
          Changes in inventory                                             2             34
          Changes in other current assets                               (541)            25
          Changes in accounts payable                                    437            672
          Changes in accrued liabilities                              (3,167)           312
          Changes in other assets and other liabilities                 (882)        (1,226)
                                                                    --------       --------
    Net cash provided by operating activities                          3,448          4,884

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (4,105)        (3,018)
CASH FLOW FROM FINANCING ACTIVITIES:
    Dividends paid ($0.325/share)                                     (2,392)        (2,392)
                                                                    --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (3,049)          (526)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                  16,576         12,041
                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $ 13,527       $ 11,515
                                                                    ========       ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for Argentine income taxes          $  4,118       $  1,818
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

    In the opinion of the Company, all adjustments have been made to present fairly the results of the three and six months ended June 30, 2001 and 2000. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2) REVENUE RECOGNITION

    The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has passed. Any product produced that has not been delivered is reported as inventory and is valued at the lower of cost or market. When cost is calculated, it includes total per unit operating cost and depreciation. Transportation and storage costs are recorded as expenses when incurred. The Company has had no contract imbalances relating to either oil or gas production.

(3) CHANGE IN ACCOUNTING POLICY

    In prior years, the Company utilized proportionate consolidation for its investment in Petrolera Perez Companc S.A. ("Petrolera"), a non-public Argentine corporation, because Petrolera's only activity is its participation in Entre Lomas. Management believed that such presentation was a better and more substantive disclosure of the Company's total investment in Entre Lomas than would be provided using equity accounting. During 2000, the Emerging Issues Task Force reached a consensus in EITF No. 00-1 that proportionate consolidation was not appropriate for corporate entities such as Petrolera. EITF 00-1 is effective for annual periods ending after June 15, 2000. Accordingly, the Company implemented EITF No. 00-1 effective December 31, 2000 and has retroactively applied such change by the restatement of all prior period information in these financial statements. Such restatement had no effect on previously reported net income or earnings per share.

    Under the equity method of accounting, the Company's share of Petrolera's net income is reflected as an increase in its investment in Petrolera and equity income is recognized. Dividends from Petrolera are recorded as a reduction of the investment.

(4) INCOME TAXES

    As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 2000 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.

    Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of operations as Argentine income taxes.

(5) OBLIGATORY SAVINGS

    In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture partners and Petrolera's legal and tax counsel that it was exempted from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

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

    The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulates that deposits made after the original due date are subject to a penalty of fifty percent of the amount deposited, or $1.1 million net to the Company's consolidated interest in Entre Lomas. Because of this, Petrolera and its Entre Lomas partners paid the deposit pursuant to the Argentine government's offer of existing tax debt consolidation provided for in Decree P.E.N. No. 93/00, "tax moratorium". Among other tax obligations, the Decree covered those obligations owing the DGI that were under judicial consideration on January 27, 2000, the date the Decree was published. Furthermore, the Decree offered penalty and sanction exemptions to any taxpayer complying with the requirements of the moratorium. Given that Law 23,549, the Mandatory Savings Law, provides that deposits made after the original due date are subject to the aforementioned penalty, and that the moratorium decree provides for penalty and sanction exemptions, and that Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera believes and the Company concurs that the Entre Lomas partners will receive full reimbursement of the deposit at the end of five years, as provided by Law 23,549. As a consequence, both Petrolera and the Company reversed the contingency reserve created in prior periods. The reserve of $600 thousand provided by the Company during 1999 was reversed in the third quarter of 2000.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


    As a part of the moratorium, the $9.2 million deposit, $2.1 million net to the Company's direct interest in Entre Lomas, was to be paid in twelve installments. This amount was recorded as a current liability in June 2000 and an equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. Also, as a consequence of the moratorium, the $1.7 million in court costs, or $391 thousand net, were reduced to $394 thousand, or $91 thousand net. Court costs were recorded as an expense in June 2000. A total of $9.9 million, or $2.3 million net, that included installment interest and court costs, was paid from June 2000 through June 2001. Installment interest was charged to expense as the installments were paid. The following table summarizes the various components of the total amount paid.

                                            Entre Lomas   Company's Direct
                                              Partners        Interest
                                            -----------   ----------------
                                                    (in Millions)
Obligatory savings deposit                     $  9.2          $  2.1
Court costs                                       0.4             0.1
Installment interest                              0.3             0.1
                                               ------          ------
Total                                          $  9.9          $  2.3
                                               ======          ======


(6) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS
    142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


    useful life, but assessed annually for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As a result, there will be more recognized intangible assets, such as non-patented technology and database content, separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. SFAS 142 is required to be applied starting with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

    As of June 30, 2001, SFAS No.'s 141 and 142 have no effect on the Company's financial statements. These Statements will apply to the Company's merger with Globex Energy, Inc., which when completed will be accounted for as a purchase transaction. The Company has not yet quantified the impact of these Statements on future financial statements, however, the Company does not expect any goodwill or significant intangible assets to be recognized from this transaction.

    The FASB is expected to release Statement of Financial Accounting Standards No. 143 relating to Asset Retirement Obligations in the near future. Currently the Company accrues such future abandonment costs of wells and related facilities through its depreciation, depletion and amortization calculation, and includes the cumulative accrual in accumulated depreciation, depletion and amortization. The new standard will require that the Company record the entire fair value of the retirement obligation as a cost of the well at the time it is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to financial statements for the years beginning after June 15, 2002. While the new standard will require that the Company change its accounting for such abandonment obligations, the Company has not had an opportunity to evaluate the impact of the new standard on its financial statements, or determine the date at which such standard will be adopted.

    As of June 30, 2001, the Company has accrued and classified in accumulated depreciation, depletion and amortization a total of $1.5 million of future abandonment costs relating to its direct interest in the Entre Lomas concession. The Company's present total undiscounted estimate of such costs to be incurred in the future is approximately $4 million net to its direct interest in the joint venture based on $39 thousand per well. Such estimate is based on current cost estimates for well abandonment net of estimated salvage. The Company has not incurred any significant abandonment costs to date and does not expect to incur any significant costs during the next five years. The accrual for future abandonment costs included in depreciation, depletion, and amortization expense for the periods indicated, expressed in thousands, is as follows.

                           Three months ended June 30,    Six months ended June 30,
                           ---------------------------   ---------------------------
                             2001                2000      2001                2000
                           --------            -------   -------             -------
Future abandonment costs     $ 59                $ 49     $ 116                $ 94

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


(7) MERGER WITH GLOBEX ENERGY, INC.

    On April 5, 2001, the Company, Apco Delaware, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company ("Merger Subsidiary"), and Globex Energy, Inc., a Delaware corporation ("Globex"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Subsidiary will be merged with and into Globex, with Globex being the surviving corporation of such merger (the Merger"), and as a result of the Merger, Globex will become a wholly-owned subsidiary of the Company. At the Effective Time (as defined in the Merger Agreement), (i) each issued and outstanding share of common stock, no par value, of Globex (the Globex Common Stock") will be converted into the right to receive 1.896 ordinary shares, $.01 par value, of the Company (the "Company Ordinary Shares") and
    (ii) each issued and outstanding share of Class A preferred stock, no par value, of Globex (the "Globex Preferred Stock") will be converted into the right to receive 3,864.154 Company Ordinary Shares. Upon completion of the Merger, the Company shall change its name to Globex Energy, Inc.

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

    A Form S-4 registration statement in connection with the shares of the Company to be issued to Globex pursuant to the Merger Agreement has been filed with the Securities and Exchange Commission and is currently under review.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


(8) SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

    The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the six month periods ended June 30, 2001 and 2000 are as follows.

                                                                 June 30,
                                                          -------------------------
                                                            2001             2000
                                                          --------         --------
                                                               (In U.S. $000's,
                                                                Argentine GAAP)
Revenues                                                  $ 46,076         $ 45,170
                                                          --------         --------
Costs and expenses                                          19,622           19,904
Depreciation                                                 4,320            3,844
Argentine income taxes                                       7,487            7,450
                                                          --------         --------
Total expenses                                              31,429           31,198
                                                          --------         --------
Net income                                                $ 14,647         $ 13,972
                                                          ========         ========

Reconciliation to U.S. GAAP:
   Net income:
     Apco share of net income under Argentine             $  4,934         $  4,706
       GAAP
     Capitalize expensed development costs,
       net of depreciation effects                             (54)             376
     Retirement obligation adjustments                          23               97
     Deferred income tax effects                                28             (165)
     Amortization of basis difference                          101                9
                                                          --------         --------
Apco share of net income under U.S. GAAP                  $  5,032         $  5,023
                                                          ========         ========

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

Through the first six months of 2001, the Company's capital expenditures totaled $4.1 million that compares with a total capital budget for the year of $6.5 million. The total consists of $20 million in capital investments budgeted for the Entre Lomas concession, or $4.6 million, net to the Company's 23 percent direct interest, and $123 million in capital investments budgeted for the Acambuco joint venture, or $1.9 million net to the Company's 1.5 percent interest.

As has been the case in prior years, capital expenditures to date for 2001 have been financed by internally generated cash flow deriving from the activities of the Entre Lomas concession. It is expected that the remaining $2.4 million of capital expenditures from the original budget, and any additional investments that may be contemplated by the partners for the remainder of the year, will continue to be financed with internally generated cash flow.

Volatility in oil prices affects the Company's ability to generate earnings and affects the level of cash available for capital requirements. The capacity to generate earnings and fund capital requirements has been enhanced over the last six quarters as the per barrel price of crude oil has stayed in a range between $25 and $30, or well above the average price during the decade of the 1990's. As a result, the Company is participating in aggressive capital programs in both the Entre Lomas and Acambuco concessions.

From January through April of the current year, the Company did not receive Petrolera dividends. No dividends were received as the joint venture partners decided to accumulate cash within Petrolera in order to fund a $7 million Argentine income tax payment due in May. Commencing in May 2001, Petrolera resumed regular dividend payments. During May and June, $1.3 million in dividends were paid to the Company. It is expected that dividend payments will continue throughout the remainder of the year.

For the six months ended June 30, 2001, the Company generated net income of $9.8 million, as compared with $9 million during the first six months of 2000. This fluctuation in net income is explained on pages 12 and 13 under "Results of Operations".

OIL PRICES

The Company's per barrel oil sales price for the first six months of 2001 averaged $27.18 compared with $28.07 during the comparable period in 2000. Although this year's average price is slightly lower than 2000, it remains significantly higher than comparable periods prior to 2000. The average price of West Texas Intermediate over the last five years is just over $20. Near term, the trend in oil prices appears uncertain as recent price levels that have benefited the Company over the last several quarters may suddenly reverse. Currently, economies throughout the world appear to be stagnant or in contraction, while energy companies are aggressively pursuing exploration and development programs in response to favorable oil prices. History demonstrates that oil prices are highly volatile and fluctuate dramatically in response to shifts in demand and supply. There is no accurate way to predict the future course of oil prices, or if oil prices in the high $20 to low $30 range will be sustained. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by the Organization of Petroleum Exporting Countries ("OPEC") member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas.

OIL PRODUCTION AND SALES VOLUMES

During the six months ended June 30, oil production net to the Company's direct and indirect interests in Entre Lomas totaled 906 thousand barrels. This represents an increase of 3 percent over the Company's net production of 883 thousand barrels for the comparable period in 2000. The increase in production reflects the results of drilling and workover programs carried out during the current six months that have added production that more than offsets normal production declines in existing fields. Oil sales volume net to the Company's direct and indirect interests for the first six months of 2001 and 2000 totaled 893 thousand barrels and 879 thousand barrels, respectively. The difference between production and sales volumes is the result of inventory fluctuation, volume shrinkage that results from transportation losses, and contract adjustments due to differences in the API gravity of crude oil delivered to the buyer.

Sales from the Acambuco joint venture commenced in late March, 2001. The Company owns a 1.5 percent interest in the Acambuco concession. At this time, natural gas is being produced from the San Pedrito x-1, x-2, and x-3 wells. The Company did not participate in the drilling of the San Pedrito x-1 well. At the end of July, the San Pedrito x-2 was producing a daily rate of 29 million cubic feet of natural gas and 400 barrels of condensate. The San Pedrito x-3 was producing a daily rate of 39 million cubic feet of natural and 500 barrels of condensate. The San Pedrito x-3 well, the most recent to come on production, not only investigated the Huamampampa formation, the formation that is productive in the San Pedrito x-1 and x-2 wells, but also the Icla and Santa Rosa formations. The well was completed and is producing from the Santa Rosa formation. Huamampampa and Icla will be tested during Argentina's next off-peak summer season. The Company participated in both the San Pedrito x-2 and x-3 wells. The San Pedrito x-4 well, in which the Company is participating, is currently drilling below a depth of 11,000 feet.

ENTRE LOMAS DRILLING

The joint venture partners have to date in 2001 drilled eleven wells in the Piedras Blancas, Entre Lomas, Borde Mocho and Lomas de Ocampo fields. Of these wells ten were put on production and one well in the Entre Lomas oil field was completed as an injection well. In addition, the El Caracol xp-33, an exploration well, the objective of which is to investigate the previously unexplored Precuyano formation, reached total depth of just below 12,000 feet. Casing was set to 11,100 feet. The well has been logged and is awaiting a completion rig that will test certain intervals that merit further investigation.

OBLIGATORY SAVINGS

On May 8, 2000, Argentina's Supreme Court released its decision requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $2.1 million and $391 thousand, respectively, net to the Company's direct interest in Entre Lomas. Court costs were subsequently reduced to $394 thousand, or $91 thousand net. The joint venture partners made arrangements with the DGI to make the required payment in twelve monthly installments that commenced in June of 2000. As of June 30, 2001 all installments plus related interest totalling $2.3 million net to the Company's direct interest were fully paid. For a more detailed explanation, refer to note 5 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2001 the Company generated net income of $ 5.9 million and $ 9.8 million, respectively. This compares with net income of $ 5 million and $ 9 million for the comparable periods in 2000.

SECOND QUARTER COMPARISON

The increase in net income is primarily due to increased operating revenues and greater equity income from Argentine investments. Operating revenues increased by eight percent primarily due to increased sales volumes caused principally by the sale of unsold oil inventory that had accumulated as of March 31, 2001, increased oil production during the current quarter, and an increase in LPG sales due to greater plant yields resulting from a richer gas stream. The increase in operating revenues was supplemented by a decrease in transportation and storage costs and a reduction of exploration expense that resulted from a reimbursement received by the Company for exploration services it performed for the Entre Lomas joint venture in the prior year.

The above positive variances were partially offset by an increase in operating expense resulting from a greater number of workovers performed during the quarter, an increase in depreciation, and an increase in other expense that includes a charge for inventory fluctuation related to the previously described sell off of unsold inventory.

SIX MONTH COMPARISON

The greater level of net income is due to an increase in other revenues that resulted from the sale of electricity in the Entre Lomas concession. The Entre Lomas concession generates its own electricity and sells the excess of electricity generated over what is consumed. This positive variance is supplemented by a decrease in exploration expense that resulted from the reimbursement described in the quarterly comparison and a charge to expense in the year 2000 of exploration costs incurred in the prior year.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the six months ended June 30, for the years indicated.


                                                         2001             2000
                                                      ---------        ---------
Volumes consolidated interests
  Crude Oil and Condensate (bbls)                       431,574          427,490
  Gas (mcf)                                           1,501,863        1,476,285
  LPG (tons)                                              2,251            1,504

Volumes equity interest in Petrolera
  Crude Oil and Condensate (bbls)                       461,570          451,982
  Gas (mcf)                                           1,554,896        1,581,544
  LPG (tons)                                              2,411            1,611

Total  volumes
  Crude Oil and Condensate (bbls)                       893,144          879,472
  Gas (mcf)                                           3,056,759        3,057,822
  LPG (tons)                                              4,622            3,115

Average Sales Prices (in U.S. Dollars)
  Oil (per bbl)                                       $   27.18       $    28.07
  Gas (per mcf)                                            1.32             1.35
  LPG (per ton)                                          289.15           224.81

Average Production Costs (in U.S. Dollars)
  Oil (per bbl)                                       $   10.23       $     9.36
  Gas (per mcf)                                            0.24             0.25
  LPG (per ton)                                           53.34            85.61


Volumes presented in the above table represent those sold to customers and do not consider provincial royalties, which are paid separately and are accounted for as an expense by the Company because such payments are, in substance, production taxes and do not pertain to a mineral interest in the concession. In calculating the payments to be made, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The depreciation cost included in average production costs are for the year 2001, $2.58 per barrel and $0.15 per thousand cubic feet, and for 2000, $2.43 per barrel and $0.13 per thousand cubic feet.

Prices and costs for the consolidated interest and the equity interest in Petrolera are one and the same. The two interests represent different ownership percentages in the Entre Lomas joint venture.

MERGER WITH GLOBEX ENERGY INC.

As described in more detail in the Company's Form 8-K dated April 6, 2001 and footnote 6 of Notes to Consolidated Financial Statements, the Company and privately held Globex Energy Inc. ("Globex") signed an Agreement and Plan of Merger dated April 5, 2001, that will create an international oil and gas exploration and production company with assets on three continents. Under the terms of the agreement, each share of Globex common and preferred stock will be exchanged for ordinary shares of the Company. Upon completion of the merger, the existing shareholders of the Company will own approximately 65 percent, and the existing shareholders of Globex will own approximately 35 percent, of the ordinary shares of the combined company.

Globex is a privately owned international oil and gas company engaged in exploration, development and production in Western Australia, Equatorial Guinea, and Cameroon. Management believes that the merger offers an excellent opportunity to create value for the shareholders of Apco by combining two companies with complimentary exploration and production assets, and that the combination will form an international oil and gas exploration and production company with an international franchise, enhanced potential for future oil and gas discoveries and production, financial strength and expertise to pursue growth opportunities and greater access to capital markets.

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

Argentina is part of "Mercosur" a common market established by customs agreements between Argentina, Brazil, Uruguay and Paraguay. The Mercorsur market comprises a population of approximately 200 million with a total gross domestic product of approximately $900 billion.

In 2000, in an attempt to reduce Argentina's fiscal deficit, President De la Rua's administration increased personal income taxes. One result of this measure was a notable decrease in internal consumption in the country that contributed to little or no economic growth in Argentina during 2000. No growth is forecast for 2001. Late in 2000, fears arose in financial markets regarding Argentina's ability to repay its debt and the possibility of debt default. At that time, the International Monetary Fund provided Argentina with a substantial assistance package of loans predicated on the government taking steps to reduce its fiscal deficit.

In March, 2001, President De la Rua appointed Domingo Cavallo as the new Minister of Economy. Mr. Cavallo was the Economy Minister that successfully implemented the convertibility law and other deregulation reforms adopted in Argentina during former President Carlos Menem's first presidential term. This appointment was viewed as a positive development by the international financial community. Mr. Cavallo has to date accomplished the following. The successful swap of approximately $30 billion of short-term bonds for long-term ones, the sale of $1 billion of patriotic bonds to Argentine banks and industrial corporations, and modifying the Argentine peso to U.S. dollar one to one currency exchange rate for exports and imports. In order to help make Argentine products more competitive, Argentina's exchange rate as pertains specifically to certain exports and imports is now pegged 50 percent to the U.S. dollar and 50 percent to the Euro. For all other transactions, the convertibility plan remains in force.

In spite of these accomplishments, fears of debt default persist as financial markets wait for the government to implement serious measures to curtail spending and wait for Argentina's economy to once again grow as it did throughout the 1990's. During the current quarter, interest rates on deposits in the country have increased in reaction to the possible need for currency devaluation. The government gives no indication that a devaluation is under consideration. Recently, the legislature approved a fiscal policy of zero deficit spending requiring that government spending will not exceed revenues. This measure addresses the need for a reduction in spending, but is controversial because it requires a reduction in government payroll and social security payments.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Report on Form 8-K filed on April 6, 2001 describing the Agreement and Plan of Merger between the Company and Globex Energy, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           APCO ARGENTINA INC.
                                    -------------------------------
                                              (Registrant)




                              By:         /s/ Thomas Bueno
                                   --------------------------------
                                     General Manager, Controller and
                                        Chief Accounting Officer
                               (Duly Authorized Officer of the Registrant)




August 14, 2001