Form 10-K/A
period 2000-12-31
APCO ARGENTINA INC/NEW
filed 2001-08-22
CIK 311471

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A
                               AMENDMENT # 2

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 2000

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             (NO FEE REQUIRED)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 12, 2001, was $73,254,311. This value was calculated based upon the average bid and asked prices of the registrant's stock of $32.06 on March 12, 2001, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 12, 2001 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

                    Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                    None



Apco Argentina Inc. ("the Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to include the amended audited balance sheets of Petrolera Perez Companc S.A., ("Petrolera"), a privately owned Argentine corporation as of December 31, 2000 and 1999, and the related amended statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998 as required by Rule 3-09 of Regulation S-X-T.


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


Buenos Aires, Argentina                            PISTRELLI, DIAZ Y ASOCIADOS
   January 30, 2001 (except with respect           C.P.C.E.C.F. Vol. 1 - Fo. 8
      to Notes 8 and 12, as to which
      the date is August 17, 2001)


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

Registration dates with the Public Register of Commerce:

-        Articles of Incorporation: April 14, 1954.
-        Last change to the Bylaws: December 1, 2000.

Registration number with the "Inspeccion General de Justicia" (the Governmental Regulatory Agency of Corporations): 6,717.

Expiration date of the Articles of Incorporation: September 2, 2052.



                             CAPITAL STRUCTURE
                             (Stated in pesos)


                                                                              Subscribed, issued,
                Description of the shares                                   registered and paid in
---------------------------------------------------------------------       ----------------------

Nominative, common and non-endosable shares, 1 par value, 1 vote each               411,900

Nominative, preferred non-endosable and nonvoting shares, 1 par value (1)            88,100
                                                                                    -------
                                                                                    500,000
                                                                                    ======


(1) Preferred shares are entitled to this treatment over the rest of the shares only as to their redemption in the event of the Company's liquidation.



                                         PETROLERA PEREZ COMPANC S.A.


                                BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999

                                   (Stated in Argentine pesos -- Note 1.II)

                                                                             2000                1999
                                                                       ------------------ -------------------
CURRENT ASSETS

     Cash                                                                      863,604            981,054
     Investments (Note 2.a)                                                 10,524,536          5,448,973
     Trade receivables (Note 2.b)                                            8,936,404          7,097,773
     Other receivables (Note 2.c)                                            1,116,692            920,603
     Inventories  (Note 2.d)                                                 1,070,813          1,369,899
                                                                       -----------------  ----------------
       Total current assets                                                 22,512,049         15,818,302
                                                                       -----------------  ----------------
 NONCURRENT ASSETS

     Other receivables (Note 2.c)                                            8,169,229          1,301,116
     Fixed assets (Exhibit I)                                               80,400,229         74,313,888
                                                                       -----------------  ----------------
       Total noncurrent assets                                              88,569,458         75,615,004
                                                                       -----------------  ----------------
       Total assets                                                        111,081,507         91,433,306
                                                                       =================  ================

CURRENT LIABILITIES

     Trade payables (Note 2.e)                                               4,963,498          3,735,380
     Payroll and social security taxes                                         505,361            404,067
     Taxes payable (Note 2.f)                                               13,317,302          6,920,496
     Other liabilities (Note 2.g)                                              722,059          2,233,616
                                                                       -----------------  ----------------
       Total current liabilities                                            19,508,220         13,293,559
                                                                       -----------------  ----------------
NONCURRENT LIABILITIES

     Other liabilities                                                       1,170,400          1,521,520
     Reserves for contingencies (Note 2.h)                                     808,228          1,600,513
                                                                       -----------------  ----------------
       Total noncurrent liabilities                                          1,978,628          3,122,033
                                                                       -----------------  ----------------
       Total liabilities                                                    21,486,848         16,415,592

SHAREHOLDERS' EQUITY (Per respective statements)                            89,594,659         75,017,714
                                                                       -----------------  ----------------
     Total liabilities and shareholders' equity                            111,081,507         91,433,306
                                                                       =================  ================

                        The accompanying notes 1 to 12 and the supplementary statements
                    (Exhibits I to IV) are an integral part of these financial statements.




                                         PETROLERA PEREZ COMPANC S.A.


                                      STATEMENTS OF INCOME FOR THE YEARS

                                    ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    (Stated in Argentine pesos --Note 1.II)


                                                                         2000              1999             1998
                                                                   ----------------- ----------------------------------

NET REVENUES                                                           95,252,353        60,855,496       50,450,600

OPERATING COSTS (Note 2.i)                                            (42,416,380)      (30,520,756)     (30,579,782)
                                                                   ----------------  ---------------- ---------------
      Gross income                                                     52,835,973        30,334,740       19,870,818

ADMINISTRATIVE EXPENSES (Exhibit III)                                  (4,250,331)       (2,543,994)      (3,216,410)

SELLING EXPENSES (Exhibit III)                                         (3,585,378)       (3,111,166)      (3,683,903)

EXPLORATION EXPENSES (Exhibit III)                                       (925,577)         (470,435)      (1,521,157)
                                                                   ----------------  ----------------  -------------
      Exploitation profits                                             44,074,687        24,209,145       11,449,348

OTHER INCOME, net (Note 2.j)                                            1,562,600            57,218          131,731

FINANCIAL INCOME AND HOLDING GAINS, net                                   341,658           253,304          147,540
                                                                   ----------------  ----------------  --------------
      Income before income tax                                         45,978,945        24,519,667       11,728,619

INCOME TAX (Note 1.III.f)                                             (15,550,000)       (8,650,000)      (4,180,000)
                                                                   ----------------  ----------------  --------------
      Net income for the year                                          30,428,945        15,869,667        7,548,619
                                                                   ================  ================  ==============


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




                                         PETROLERA PEREZ COMPANC S.A.


                                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   (Stated in Argentine pesos -- Note 1.II)


                                                 Capital stock                 Retained earnings
                                            -----------------------------------------------------------------
                                                                       Reserved earnings
                                                                    ------------------------
                                               Par      Adjustment    Legal     Statutory    Unappropriated
                                              value     to capital   reserve     reserve        earnings         Total
                                            -------------------------------------------------------------------------------

Balance as of December 31, 1997               500,000     82,041     100,000        1           67,643,481     68,325,523

Cash dividends approved by Regular
Shareholders' Meetings                              -          -        -           -           (4,389,000)    (4,389,000)

Net income for the year                             -          -        -           -            7,548,619      7,548,619
                                            ----------  ---------   ----------     ---      ---------------  ---------------
Balance as of December 31, 1998               500,000     82,041     100,000        1           70,803,100     71,485,142

Cash dividends approved by Regular
Shareholders' Meetings                              -          -        -           -          (12,337,095)   (12,337,095)

Net income for the year                             -          -        -           -           15,869,667     15,869,667
                                            ----------  ---------   ----------     ---      ---------------  --------------
Balance as of December 31, 1999               500,000     82,041     100,000        1           74,335,672     75,017,714

Cash dividends approved by Regular
Shareholders' Meetings                              -          -        -           -          (15,852,000)   (15,852,000)

Net income for the year                             -          -        -           -           30,428,945     30,428,945
                                              -------    --------    ---------     ---        -------------  -------------
Balance as of December 31, 2000               500,000     82,041       100,000      1           88,912,617     89,594,659
                                              =======     ======     =========     ===        ============    ===========



                        The accompanying notes 1 to 12 and the supplementary statements
                    (Exhibits I to IV) are an integral part of these financial statements.



                                         PETROLERA PEREZ COMPANC S.A.

                                         STATEMENTS OF CASH FLOWS (a)
                             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    (Stated in Argentine pesos - Note 1.II)

                                                                                2000             1999            1998
                                                                          --------------------------------------------------
FUNDS PROVIDED BY (USED IN) OPERATIONS:

Net income for the year                                                        30,428,945       15,869,667        7,548,619

Adjustments to reconcile net income for the year to net funds provided by:

Fixed assets depreciation                                                       8,379,233        7,859,390        8,162,842
Decrease in fixed assets                                                          831,489            8,608          (65,689)
Net decrease in reserves for contingencies                                       (792,285)               -                -

Changes in assets and liabilities:

(Increase) decrease in trade receivables                                       (1,838,631)      (3,055,533)         160,207
(Increase) decrease in other receivables                                       (7,064,202)         780,393         (669,528)
Decrease (Increase) in inventories                                                299,086          (41,058)       2,474,778
Increase in trade payables                                                      3,392,596        1,689,313          767,178
Increase (decrease) in payroll and social security taxes                          101,294          (85,953)          11,282
Increase (decrease) in taxes payable                                            6,396,806        5,485,307       (2,523,051)
(Decrease) increase in other liabilities                                       (1,862,677)          95,527          432,813
                                                                          ---------------- ---------------- ---------------
    Net funds provided by operations                                           38,271,654       28,605,661       16,299,451

FUNDS USED IN INVESTING ACTIVITIES:

Fixed assets acquisitions                                                     (17,461,541)     (15,311,758)     (16,939,325)

FUNDS USED IN FINANCING ACTIVITIES:

Dividends paid                                                                (15,852,000)     (12,337,095)      (4,389,000)
                                                                          ---------------- ---------------- ----------------
    Net increase (decrease) in funds                                            4,958,113          956,808       (5,028,874)
    Funds at beginning of year                                                  6,430,027        5,473,219       10,502,093
                                                                          ---------------- ---------------- ----------------
    Funds at end of year                                                       11,388,140        6,430,027        5,473,219
                                                                          ===============  ===============  ===============

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

         The partners' interests in the Entre Lomas concession as of December 31, 2000, 1999 and 1998 are as follows:

                                                                Interest
                                                                    %
                                                              -------------

          Petrolera Perez Companc S.A. (operator)                 73.15
          APCO Argentina Inc. Argentine Branch                    23.00
          Pecom Energia S.A.                                       3.85
                                                               ---------
                                                                 100.00
                                                               =========

         The Company's percentage interest (73.15%) in the assets and liabilities allocated to the concession, which are included in the balance sheets as of December 31, 2000 and 1999, is as follows:

                                              2000              1999
                                          --------------- -----------------

           Current assets                    5,100,040        15,809,099
          Noncurrent assets                 88,569,405        75,614,951
                                            -----------       ----------
               Total assets                 93,669,445        91,424,050
                                            ===========       ==========

          Current liabilities               10,369,730         7,529,521
          Noncurrent liabilities             1,744,628         3,122,033
                                            ----------        ----------
               Total liabilities            12,114,358        10,651,554
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


III       Valuation methods

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

         The Company uses the successful effort method of accounting for its oil and gas exploration and production activities. Under its method, exploration costs, excluding the costs of exploratory wells, are charged to expenses as incurred. Drilling costs of exploratory wells, including stratigraphic test wells are capitalized pending determination of whether proved reserves exist which justify commercial development. If such reserves are not found, the drilling costs are charged to expense for the period. Drilling costs of productive wells and of dry holes drilled for development of oil and gas reserves are capitalized. Other development costs to provide improved recovery systems are capitalized, except well conversion costs from gas-lift system to sucker rod pumping system, which are charged to expenses as incurred.

         The carrying amount of fixed assets taken as a whole does not exceed its recoverable value.

         The detail of these assets is set forth in Exhibit I.

         e) Reserves for contingencies:

         Certain conditions may exist as of the date of financial statements which may result in a loss to the Company, but which will only be resolved when one or more future events occur of fail to occur. Such contingent liabilities are assessed by the Company's management based on the opinion of the Company's legal counsel and the available evidence.

         Such contingencies include outstanding lawsuits or claims for damages to third parties in the ordinary course of the Company's business, as well as third party claims arising from disputes concerning the interpretation of legislation.

         If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount can be estimated, a liability is accrued in the Reserve for contingencies account. If the assessment indicates that a potential loss contingency is not probable, but is reasonably possible, or is probable but it can not be estimated, then the nature of the contingent liability, together with an estimate of the possibility of occurrence, is disclosed in a note to the financial statements. Loss contingencies considered remote are not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

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

            - The Caption "Financial income and holding gains, net" account includes the following items:

                  o      Nominal interest income and expenses
                  o Holding gains (losses) on revaluation of inventories at replacement cost
                  o      Differences in the market value of mutual funds

            - The accounts accruing monetary transactions were computed at face value.

         i) Revenue recognition:

            - Revenues are recognized when products are shipped or services are rendered and the risk of loss has been transferred to the customer.


2.       BREAKDOWN OF THE MAIN ACCOUNTS

         The main accounts in the Company's financial statements breakdown as follows:

                                            2000             1999
                                        --------------------------------

      a)   Investments:

           Time deposits                   9,552,728        4,184,024
           Mutual funds                      971,808        1,264,949
                                          ----------        ---------
                                          10,524,536        5,448,973
                                          ==========        =========

                                           2000             1999
                                        -------------------------------
      b)   Trade receivables:

           Related company:
                Pecom Energia S.A.          206,189          335,476
           Other customers                8,730,215        6,762,297
                                          ---------        ---------
                                          8,936,404        7,097,773
                                          =========        =========

      c)   Other receivables:

           Current:

           Prepaid expenses                 217,969           74,789
           Advances to personnel            106,311           83,555
           Prepayments to vendors            93,091          197,505
           Other                            699,321          564,754
                                          ---------          --------
                                          1,116,692          920,603
                                          =========          =======

           Noncurrent:

           Taxes to be recovered
              (Note 7)                    1,201,854        1,201,854
           Compulsory saving
              receivables (Note 8)        6,868,113                -
           Other                             99,262           99,262
                                          ---------        ---------
                                          8,169,229        1,301,116
                                          =========        =========

      d)   Inventories:

           Hydrocarbons                     365,112          694,105
           Materials and spares             705,701          675,794
                                          ---------        ---------
                                          1,070,813        1,369,899
                                          =========        =========

      e)   Trade payables:

           Related companies:
               Pecom Energia S.A.           273,479          389,115
               Oleoductos del Valle S.A.    236,501          217,295
           Other vendors                  4,453,518        3,128,970
                                          ---------        ----------
                                          4,963,498        3,735,380
                                          =========        =========

      f)   Taxes payable:

           Compulsory saving payables
             (Note 8)                     3,350,444                -
           Income tax accrual (net of
             withholding and prepayments) 8,881,379        5,266,785
           Royalty accrual                  855,855          740,588
           VAT payable                      110,909          416,210
           Other                            118,715          496,913
                                         ----------        ---------
                                         13,317,302        6,920,496
                                         ==========        ==========

      g)   Other liabilities:

           Current:

           Directors' and Statutory
             Auditor's fees                 345,268          298,452
           Retirement and pension
             fund (Note 6)                  369,291        1,927,664
           Other                              7,500            7,500
                                           --------        ---------
                                            722,059        2,233,616
                                           ========        =========


                                             2000          1999               1998

      h)   Reserves for contingencies:

           At beginning of year           1,600,513        1,600,513         1,600,513
           Net recovery of year (1)        (792,285)         -                       -
                                          ---------        ---------         ---------
           At end of year                   808,228        1,600,513         1,600,513
                                          =========        =========         =========

          (1)  Credited to "Other income, net" of the income statement

      i)   Operating costs:

           Beginning inventory            1,369,899        1,328,841         3,803,619
                                          ---------        ---------         ---------

           Purchases                      6,577,253        3,122,293         6,403,579
           Operating expenses
             (Exhibit III)               35,540,041       27,439,521        28,290,402
           Capitalized consumptions               -                -        (6,588,977)
                                         -----------      ----------       ------------
                                         42,117,294       30,561,814        28,105,004
                                         -----------      ----------       ------------

           Ending inventory              (1,070,813)      (1,369,899)       (1,328,841)
                                         -----------      -----------       -----------
                                         42,416,380       30,520,756        30,579,782
                                         ===========      ===========       ===========

      j)   Other income, net:

           Net recovery of reserves
             for contingencies              792,285                -                 -
           Other                            770,315           57,218           131,731
                                         ----------        ---------          ---------
                                          1,562,600           57,218           131,731
                                         ==========        =========           ========



3.       TRANSACTIONS WITH RELATED COMPANIES


         Receivables and payables as of December 31, 2000 and 1999, are set forth in notes 2.b) and 2.e), respectively.

         The main transactions carried out during the respective years ended December 31, 2000, 1999 and 1998, include:


                                                                            Revenues from
                                                                          hydrocarbons sold
                                                            -------------------------------------------------
                                                               2000             1999              1998
                                                            -------------------------------------------------
         Related companies:

              Pecom Energia S.A. (1)                         21,019,857       19,687,990        15,273,021
              Transportadora de Gas del Sur S.A.                      -                -           178,496
              Pecom Agra S.A.                                         -                -            69,112
                                                             ----------       ----------        -----------
                                                             21,019,857       19,687,990        15,520,629
                                                             ==========       ==========        ==========

(1)  Includes 15,023,545, 18,406,966 and 12,323,117, respectively, as of
     December 31, 2000, 1999 and 1998, corresponding to revenues from hydrocarbons sold to Refineria San Lorenzo S.A., merged with Pecom
     Energia S.A. during the current fiscal year.


                                                                            Purchases and
                                                                          operating expenses
                                                            -----------------------------------------------
                                                                2000             1999              1998
                                                            -------------------------------- --------------
         Related companies:

              Pecom Energia S.A.                              2,162,572        2,584,449         2,395,370
              Oleoductos del Valle S.A.                       2,489,670        2,411,300         2,721,550
              Petroleum Commercial Supply Inc.                    8,412          101,225           124,249
              PASA S.A.                                               -                -            44,256
                                                              ---------        ---------         ----------
                                                              4,660,654        5,096,974         5,285,425
                                                              =========        =========         =========



4.       MAIN CUSTOMERS


         Main customers with whom the Company did business during the respective years ended December 31, 2000, 1999 and 1998, are as follows:

         a) Oil (accounts for 84%, 73% and 66%, respectively, of total sales):


                                                                       % Share
                                                       -----------------------------------------------
          Customer:                                     2000             1999              1998
                                                       ----------------------------- -----------------

          Petrobras Petroleo Brasileno S.A.                  56            29                26
          Pecom Energia S.A.                                 23            41                37
          Shell C.A.P.S.A.                                   21            29                25
          Tosco Refining Co.                                  -             1                12
                                                            ---           ---               ---
                                                            100           100               100
                                                            ===           ===               ===


         b) Natural gas (accounts for 13%, 24% and 31%, respectively, of total sales):


                                                                         % Share
                                                          -----------------------------------------------
          Customer:                                        2000             1999              1998
                                                          ----------------------------- -----------------

          Camuzzi Gas Pampeana S.A.                             76            69                 -
          Pecom Energia S.A.                                    18             9                18
          Litoral Gas S.A.                                       -            10                45
          Metrogas S.A.                                          -             7                17
          Other                                                  6             5                20
                                                               ---           ---               ---
                                                               100           100               100
                                                               ===           ===               ===

         c) Propane and butane (accounts for 3% of total sales):


                                                                                   % Share
                                                               ----------------------------------------------------
          Customer:                                                  2000             1999              1998
                                                               ---------------------------------- -----------------

          Totalgaz Argentina S.A.                                      32               27                 -
          Enagas S.A. Distribuidora de Gas (Chile)                     28               19                27
          Abastecedora de Combustibles S.A. (Chile)                    24               26                22
          Careri J. C. y Careri P.                                     10                -                 -
          Sur Gas S.A.                                                  2                6                19
          Castex Gas S.A.                                               -                6                 8
          Dimarco S.A.                                                  -                4                12
          Other                                                         4               12                12
                                                                      ---             ----               ---
                                                                      100              100               100
                                                                      ===              ===               ===



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


7        TAX CLAIMS FILED WITH THE NEUQUEN PROVINCIAL TAX BUREAU ("DPR")

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


8.       COMPULSORY SAVING

         On August 5, 1993, the DGI (Argentine Tax Bureau) assesed the Company's capacity to pay compulsory savings ("Ahorro obligatorio") for the years 1988 and 1989 which totaled, as of such date, 9,248,956.

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

         As part of the moratorium, the 9,248,956 deposit was to be paid in twelve months installments. The Company's interest on this amount was recorded as a current liability in June 2000 and an equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. As a result, as of December 31, 2000, the Company has booked a 6,868,113 receivable in the "Other noncurrent receivables" account, and 3,350,444 payable in the "Taxes payable" account.

         Also, as a consequence of the moratorium, 1,600,513 estimated court costs were reduced to 288,215. Final court costs were recorded as an expense in 2000 in the "Administrative expenses" account, while the contingency reserve created in prior periods for 1,600,513 was reversed with a credit to the "Other income, net" account.

         A total of 7,264,624, that included installments, interest and court costs was paid from June 2000 to June 2001. Installment interest was charged to expense as installments were paid. The following table summarizes the various components of the amounts paid as of June 2001:


                                                     Entre Lomas            Petrolera Perez Companc's
                        Description                 Joint Venture                    interest
      -------------------------------------------------------------------- -----------------------------

      Obligatory savings deposit                        9,248,956                     6,765,611
      Court costs                                         394,006                       288,215
      Installment interest                                288,172                       210,798
                                                        ---------                     ---------
            Total                                       9,931,134                     7,264,624
                                                        =========                     =========



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


10.   RESTRICTIONS ON UNAPPROPIATED EARNINGS

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


12.      RECONCILIATION OF NET INCOME, SHAREHOLDERS' EQUITY AND CASH FLOWS
         TO US GAAP

         The following is a summary of the significant adjustments to net income and cash flows for the years ended December 31, 2000 and 1999, and the shareholders' equity as of December 31, 2000 and 1999 which would be required if US GAAP had been applied instead of Argentine GAAP in the Company's financial statements.


                                                                                      2000               1999
                                                                                ------------------ ------------------

      Net income in accordance with Argentine GAAP                                   30,428,945         15,869,667
      US GAAP adjustments:
         Well conversion costs                                                        6,483,035          1,956,824
         Depreciation of well conversion costs                                         (674,484)          (155,470)
         Pension plan obligations                                                       360,658           (582,914)
         Deferred income taxes                                                       (2,720,361)          (368,406)
                                                                                     -----------        -----------
      Approximate net income under US GAAP                                           33,877,793         16,719,701
                                                                                     ===========        ===========

      Shareholders' equity in accordance with Argentine GAAP                         89,594,659         75,017,714
      US GAAP adjustments:
         Well conversion costs                                                        8,439,859          1,956,824
         Depreciation of well conversion costs                                         (829,953)          (155,470)
         Pension plan obligations                                                      (575,673)          (936,331)
         Deferred income taxes                                                       (2,963,868)          (243,508)
                                                                                     -----------        -----------
      Approximate shareholders' equity under US GAAP                                 93,665,024         75,639,229
                                                                                     ===========        ===========


      Funds provided by operations in accordance with Argentine GAAP                 38,271,654         28,605,661
      US GAAP adjustments:
         Well conversion costs                                                        6,483,035          1,956,824
                                                                                     -----------        -----------
      Approximate net funds provided by operations under US GAAP                     44,754,689         30,562,485
                                                                                     ===========        ==========
      Funds used in investing activities in accordance with Argentine GAAP          (17,461,541)       (15,311,758)
      US GAAP adjustments:
         Well conversion costs                                                       (6,483,035)        (1,956,824)
                                                                                    ------------       ------------
      Approximate funds used in investing activities under US GAAP                  (23,944,576)       (17,268,582)
                                                                                    ===========        ===========

      Comprenhensive income approximates net income under US GAAP, since no unrealized gain or loss occurred for the years presented.


                                                                  EXHIBIT I



                                    PETROLERA PEREZ COMPANC S.A.


                                       CHANGES IN FIXED ASSETS

                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                              (Stated in Argentine pesos -- Note 1.II)


                                                                         2000
                                    --------------------------------------------------------------------------------
                                                                     Original cost
                                    --------------------------------------------------------------------------------
          Main                           Beginning        Increases        Decreases      Transfers       Ending
        account                           balances                                                       balances
  ------------------------------------------------------------------------------------------------------------------

  Automobiles                             968,811          251,690          362,857         -             857,644
  Furniture and fixtures                1,192,660           -                -              -           1,192,660
  Computer hardware                     1,034,618          269,387           -              -           1,304,005
  Facilities                              288,626           -                -              -             288,626
  Machinery, receivers and
  transmitters                            384,124           -                -              -             384,124
  Land and buildings                        3,142           -                -              -               3,142
  Wells and production
  installations                       143,653,285           -                -           13,610,166   157,263,451
  Construction in process               4,364,502        9,221,408          522,034      (7,900,068)    5,163,808
  Materials in use and equipment
  in deposit                            1,715,678        5,554,578          309,231      (5,710,098)    1,250,927
  Prepayments to vendors                   -                -                -              -              -
                                      -----------      ------------      ----------      -----------  -----------
  Total as of 2000                    153,605,446       15,297,063        1,194,122         -         167,708,387
                                      ===========       ==========        =========      ==========   ===========
  Total as of 1999                    143,344,920       10,662,224          401,698         -         153,605,446
                                      ===========       ==========        =========      ==========   ===========
  Total as of 1998                    124,185,309       19,182,745           23,134         -         143,344,920
                                      ===========       ==========        =========      ==========   ===========



                                                                2000                                       1999         1998
                            -----------------------------------------------------------------------------------------------------
                                                Accumulated depreciation
                            --------------------------------------------------------------
                                                            Annual
      Main                     Beginning                depreciation             Ending        Net          Net           Net
      account                  balances      Increases     rate %    Decreases   balances    book value   book value   book value
---------------------------------------------------------------------------------------------------------------------------------

Automobiles                     830,246       97,165        20       362,633       564,778      292,866      138,565       203,715
Furniture and fixtures          959,109      119,266        10         -         1,078,375      114,285      233,551       352,166
Computer hardware               857,563      115,137      33.33        -           972,700      331,305      177,055       204,865
Facilities                      264,574       24,052        10         -           288,626       -            24,052        52,915
Machinery, receivers and
transmitters                    172,694       41,614        10         -           214,308      169,816      211,430       218,623
Land and buildings                1,288           63        2          -             1,351        1,791        1,854         1,917
Wells and production
installations                76,206,084    7,981,936       (a)         -        84,188,020   73,075,431   67,447,201    65,848,726
Construction in process            -          -             -          -            -         5,163,808    4,364,502     2,562,267
Materials in use and
equipment in deposit               -          -             -          -            -         1,250,927    1,715,678     2,013,743
Prepayments to vendors             -          -             -          -            -            -            -             60,725
                             ----------    ----------                --------   ----------   ----------    ---------    ----------
Total as of 2000             79,291,558    8,379,233                 362,633    87,308,158   80,400,229
                             ==========    =========                 =======    ==========   ==========
Total as of 1999             71,825,258    7,859,390                 393,090    79,291,558                74,313,888
                             ==========    =========                 =======    ==========                ==========
Total as of 1998             63,751,419    8,162,842                  89,003    71,825,258                              71,519,662
                             ==========    =========                 =======    ==========                              ==========

(a)  Wells and production installations are depreciated under the unit of production method, as explained in Note 1.III.d).




                                                                 EXHIBIT II


                        PETROLERA PEREZ COMPANC S.A.

                  FOREIGN CURRENCY ASSETS AND LIABILITIES

                      AS OF DECEMBER 31, 2000 AND 1999



                                                     1999                                    2000
                                             ---------------------- -------------------------------------------------------
                                                Type of foreign        Type of foreign     Exchange rate   Book amount in
                                              currency and amount    currency and amount     (in pesos)         pesos
                                             ---------------------- ---------------------- --------------- ----------------
CURRENT ASSETS

   Cash                                       US$      2,104            US$     4,124      (1) 0.999             4,120
   Investments                                US$  2,681,785            US$ 9,414,133      (1) 0.999         9,404,719
   Trade receivables:
     Related company                          US$  1,596,752            US$    58,083      (1) 0.999            58,025
   Other customers                            US$  5,229,184            US$ 8,371,780      (1) 0.999         8,363,409
                                                                                                            -----------
     Total foreign currency assets                                                                          17,830,273
                                                                                                            ==========
CURRENT LIABILITIES

   Trade payables:
     Other vendors                            US$    913,506            US$   827,863      (2) 1.000           827,863
     Related companies                        US$    630,520            US$   316,450      (2) 1.000           316,450
                                                                                                             ---------
     Total foreign currency liabilities                                                                      1,144,313
                                                                                                             =========
(1)      Buying exchange rate for remittances of Banco Nacion.
(2)      Selling exchange rate for remittances of Banco Nacion.


                                                                EXHIBIT III


                        PETROLERA PEREZ COMPANC S.A.


 INFORMATION REQUIRED UNDER ARTICLE 64, POINT I, CLAUSE b) OF LAW No. 19,550

            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       (Stated in pesos - Note 1.II)


                                   1998         1999                                       2000
                               --------------------------------------------------------------------------------------------------
                                                                          Operating    Administrative   Selling      Exploration
         Main account              Total        Total         Total        expenses       expenses      expenses       expenses
---------------------------------------------------------------------------------------------------------------------------------

Salaries and wages               4,033,391     3,669,350     3,644,174     2,189,916      1,228,167        -             226,091
Social security taxes              746,273       590,133       491,995       305,384        158,237        -              28,374
Other benefits to personnel        830,013       824,857     1,857,955       560,067      1,254,280        -              43,608
Taxes, charges and                 181,652        81,701       289,798        -             130,649       159,149         -
contributions
Directors' and consultants'        635,105       370,701       822,786        -             808,464        14,322         -
fees
Spares and repairs               2,492,431     2,232,776     5,443,750     5,443,750         -             -              -
Freight and haulage              3,080,969     2,796,240     3,134,292         9,773         -          3,124,519         -
Production services              8,998,028     7,040,024     8,332,931     7,892,133        202,559       238,239         -
General expenses                   771,771       724,720       616,995        99,871        467,975        49,149         -
Fixed assets depreciation        8,162,842     7,859,390     8,379,233     8,379,233         -             -              -
Research and development         1,109,726       192,547       627,504        -              -             -             627,504
Royalties                        5,669,671     7,182,677    10,659,914    10,659,914         -             -              -
                               -----------    ----------    ----------    ----------      ---------     ---------        -------
  Total as of 2000                                          44,301,327    35,540,041      4,250,331     3,585,378        925,577
                                                            ==========    ==========      =========     =========        =======
  Total as of 1999                            33,565,116                  27,439,521      2,543,994     3,111,166        470,435
                                              ==========                  ==========      =========     =========      =========
  Total as of 1998              36,711,872                                28,290,402      3,216,410     3,683,903      1,521,157
                                ==========                                ==========      =========     =========      =========




                                                                 EXHIBIT IV


                        PETROLERA PEREZ COMPANC S.A.


                  BREAK DOWN FOR MATURITY OF INVESTMENTS,

            RECEIVABLES AND LIABILITIES AS OF DECEMBER 31, 2000

                       (Stated in pesos -- Note 1.II)



                                                              Assets                           Liabilities
                                           ---------------------------------------------  ----------------------
                  Term                          Investments            Receivables        Other liabilities(1)
------------------------------------------ ---------------------- ----------------------  ----------------------

Without maturity                                      971,808         (3) 1,301,116         (4)    1,177,900
                                             ----------------       ----------------        ----------------

With maturity

Not yet due:

-        Up to three months                         9,552,728             10,053,096               8,598,851
-        From three to six months                           -                      -        (5)   10,901,869
-        More than four years                               -              6,868,113                       -
                                             ----------------       ----------------        ----------------
Total with maturity                          (2)    9,552,728             16,921,209              19,500,720
                                             ----------------       ----------------        ----------------

Total                                              10,524,536             18,222,325              20,678,620
                                                    =========              =========               =========

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


                                            APCO ARGENTINA INC.
                                         ------------------------
                                               (Registrant)




                                      By:   /s/ Thomas Bueno
                                           ------------------
                                               Thomas Bueno
                                      General Manager, Controller and
                                         Chief Accounting Officer
                               (Duly Authorized Officer of the Registrant),


August 22, 2001