Form 10-Q
period 2001-09-30
APCO ARGENTINA INC/NEW
filed 2001-11-13
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---       EXCHANGE ACT OF 1934.


                 For the nine months ended September 30, 2001

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---       EXCHANGE ACT OF 1934.


           For the transition period from            to
                                          ----------     ----------


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


             Class                               Outstanding at October 31, 2001
Ordinary Shares, $.01 Par Value                         7,360,311 Shares

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets - September 30, 2001 and
                       December 31, 2000                                        3

                    Consolidated Statements of Operations - Three and Nine
                       Months Ended September 30, 2001 and 2000                 4

                    Consolidated Statements of Cash Flows - Nine Months
                       Ended September 30, 2001 and 2000                        5

                    Notes to Consolidated Financial Statements                  6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                     12

PART II.  OTHER INFORMATION                                                    19

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


(Dollar amounts in Thousands)                                   September 30,         December 31,
                                                                     2001                  2000
                                                                -------------         -------------
                                                                 (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                  $      15,175         $      16,576
     Accounts receivable                                                3,267                 4,905
     Inventory                                                            337                   308
     Other current assets                                                 905                   501
                                                                -------------         -------------
              Total Current Assets                                     19,684                22,290

Property and Equipment:
     Cost, successful efforts method                                   58,842                49,609
     Accum. depreciation, depletion, and amortization                 (27,317)              (25,286)
                                                                -------------         -------------
                                                                       31,525                24,323

Argentine investments, equity method                                   34,424                33,583
Other assets                                                            4,364                 2,788
                                                                -------------         -------------
                                                                $      89,997         $      82,984
                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                           $       3,130         $       2,279
     Accrued liabilities                                                1,526                 5,077
     Dividends payable                                                  1,196                 1,196
                                                                -------------         -------------
               Total Current Liabilities                                5,852                 8,552
                                                                -------------         -------------
Long term liabilities                                                     377                   946
                                                                -------------         -------------
Deferred income taxes                                                     891                   944
                                                                -------------         -------------
Stockholders' Equity:
     Ordinary shares, par value $.01 per share;
         15,000,000 shares authorized;
         7,360,311 shares outstanding                                      74                    74
     Additional paid-in capital                                         9,326                 9,326
     Retained earnings                                                 73,477                63,142
                                                                -------------         -------------
              Total Stockholders' Equity                               82,877                72,542
                                                                -------------         -------------
                                                                $      89,997         $      82,984
                                                                =============         =============

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


(Amounts in Thousands Except Per Share)                   Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                       -----------------------      -----------------------
                                                          2001          2000          2001           2000
                                                       ---------     ---------      ---------     ---------
REVENUES:
         Operating revenue                             $   6,720     $   8,288      $  21,079     $  22,611
         Equity income from Argentine investments          2,277         3,735          7,309         8,758
         Other revenues                                      158           161            643           452
                                                       ---------     ---------      ---------     ---------

                                                           9,155        12,184         29,031        31,821
                                                       ---------     ---------      ---------     ---------
COSTS AND EXPENSES:
         Operating expense                                 1,591         1,406          5,181         4,612
         Provincial royalties                                749           917          2,334         2,456
         Transportation & storage                            235           253            723           739
         Selling and administrative                          472           334          1,506         1,421
         Depreciation, depletion and amortization            698           745          2,087         1,995
         Exploration expense                                  34           138              2           532
         Argentine taxes other than income                    68          (246)           244           (87)
         Other (income) expense, net                          46          (868)           117          (710)
                                                       ---------     ---------      ---------     ---------
                                                           3,893         2,679         12,194        10,958
                                                       ---------     ---------      ---------     ---------
            Income before Argentine income taxes           5,262         9,505         16,837        20,863

         Argentine income taxes                              916         1,796          2,913         4,137
                                                       ---------     ---------      ---------     ---------
NET INCOME                                             $   4,346     $   7,709      $  13,924     $  16,726
                                                       =========     =========      =========     =========
INCOME PER ORDINARY SHARE,
         Basic and Diluted                             $     .59     $    1.05      $    1.89     $    2.27
                                                       =========     =========      =========     =========
AVERAGE ORDINARY SHARES OUTSTANDING,
         Basic and Diluted                                 7,360         7,360          7,360         7,360
                                                       =========     =========      =========     =========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands)                                                          Nine Months Ended
                                                                                  September 30,
                                                                         -------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                         2001                2000
                                                                         -----------         -----------
     Net income                                                          $    13,924         $    16,726
     Adjustments to reconcile to cash
         (used in) provided by operating activities:
              Equity income from Argentine investment                         (7,309)             (8,758)
              Dividends from investments                                       3,200               3,992
              Depreciation, depletion and amortization                         2,087               1,995
              Prior year exploration costs charged to expense                     --                 152
              Changes in accounts receivable                                   1,638              (2,767)
              Changes in inventory                                               (29)                 60
              Changes in other current assets                                   (404)                 94
              Changes in accounts payable                                        851                 193
              Changes in accrued liabilities                                  (3,551)              3,037
              Changes in other assets and other liabilities                   (2,273)             (4,583)
                                                                         -----------         -----------
     Net cash provided by operating activities                                 8,134              10,141
                                                                         -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (5,947)             (4,914)
                                                                         -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Dividends paid ($0.325/share)                                            (3,588)             (3,588)
                                                                         -----------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (1,401)              1,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          16,576              12,041
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $    15,175         $    13,680
                                                                         ===========         ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for Argentine income taxes              $     5,231         $     2,297
                                                                         ===========         ===========


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

            In the opinion of the Company, all adjustments have been made to present fairly the results of the three and nine months ended September 30, 2001 and 2000. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

(3)         CHANGE IN ACCOUNTING POLICY

            In prior years, the Company utilized proportionate consolidation for its investment in Petrolera Perez Companc S.A. ("Petrolera"), a non-public Argentine corporation, because Petrolera's only activity is its participation in the Entre Lomas Joint Venture. Management believed that such presentation was a better and more substantive disclosure of the Company's total investment in Entre Lomas than would be provided using equity accounting. During 2000, the Emerging Issues Task Force reached a consensus in EITF No. 00-1 that proportionate consolidation was not appropriate for corporate entities such as Petrolera. EITF 00-1 is effective for annual periods ending after June 15, 2000. Accordingly, the Company implemented EITF No. 00-1 effective December 31, 2000 and has retroactively applied such change by the restatement of all prior period information in these financial statements. Such restatement had no effect on previously reported net income or earnings per share.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

            Four months prior to the Supreme Court's ruling, the Argentine government on January 27, 2000 issued Decree P.E.N. No. 93/00, offering existing tax debt consolidation to all Argentine tax payers that had outstanding tax obligations owing the DGI. Among the outstanding tax obligations covered by this tax moratorium offer were those obligations owing the DGI that were under judicial consideration on the date the decree was published. Under the decree, the due date for filing the moratorium tax return was May 31, 2000, which was eventually extended for all taxpayers to June 26, 2000. Furthermore, the Decree offered penalty and sanction exemptions to taxpayers complying with the requirements of the moratorium.

            In May 2000, when the Supreme Court rendered its ruling, the offer to take advantage of the tax moratorium was available to Petrolera and its Entre Lomas partners. Given that the Obligatory Savings dispute was under judicial review on the date the moratorium decree was published, Petrolera and its Entre Lomas partners determined that because of the penalty and sanction exemptions offered by the moratorium decree, it was to their advantage to pay the Obligatory Savings Deposit pursuant to a twelve month installment plan offered by the Argentine government in connection with the moratorium. Petrolera filed the moratorium tax return for the partners and the first installment payment was made on June 16, 2000.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


            Since the moratorium decree provides for penalty and sanction exemptions, and Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera, the Company, and its tax advisors concur that the Entre Lomas partners will not be subject to the aforementioned penalty and consequently will receive full reimbursement of the deposit at the end of five years. Therefore, in the third quarter of 2000, the Company and Petrolera reversed previously recorded probable loss contingencies amounting to $1.1 million, net to the Company.

            The $9.2 million deposit, $2.1 million net to the Company's direct interest in Entre Lomas, was to be paid in twelve installments. This amount was recorded as a current liability in June 2000 and an equivalent offset was recorded as another asset to reflect the reimbursement of the deposit after five years. Also, as a consequence of the moratorium, the $1.7 million in court costs, or $391 thousand net, were reduced to $394 thousand, or $91 thousand net. Court costs were recorded as an expense in June 2000. A total of $9.9 million, or $2.3 million net, that included installment interest and court costs, was paid from June 2000 through June 2001 eliminating the current liability recorded in June 2000. Installment interest was charged to expense as the installments were paid. The following table summarizes the various components of the total amount paid.

                                                     Entre Lomas         Company's Direct
                                                       Partners               Interest
                                                   ---------------       ----------------
                                                               (in Millions)
             Obligatory savings deposit            $           9.2       $            2.1
             Court costs                                       0.4                    0.1
             Installment interest                              0.3                    0.1
                                                   ---------------       ----------------
             Total                                 $           9.9       $            2.3
                                                   ===============       ================

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


            In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but assessed annually for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As a result, there will be more recognized intangible assets, such as non-patented technology and database content, separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001.

            The Company will apply SFAS No. 141 to its proposed merger with Globex Energy, Inc. when complete (see Note 7).The Company does not expect any goodwill or significant intangible assets to be recognized from this transaction. Additionally, because the Company has no existing intangible assets, management does not expect the adoption of these statements to have a material impact on the Company's financial position or results of operations.

            In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Currently the Company accrues such future abandonment costs of wells and related facilities through its depreciation, depletion and amortization calculation, and includes the cumulative accrual in accumulated depreciation, depletion and amortization. The new standard will require that the Company record the entire fair value of the retirement obligation as a cost of the well at the time it is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to financial statements for the years beginning after June 15, 2002. While the new standard will require that the Company change its accounting for such abandonment obligations, the Company has not had an opportunity to evaluate the impact of the new standard on its financial statements, or determine the date at which such standard will be adopted.

            As of September 30, 2001, the Company has accrued and classified in accumulated depreciation, depletion and amortization a total of $1.5 million of future abandonment costs relating to its direct interest in the Entre Lomas concession. The Company's present total undiscounted estimate of such costs to be incurred in the future is approximately $4 million net to its direct interest in the joint venture based on $39 thousand per well. Such estimate is based on current cost estimates for well abandonment net of estimated salvage. The Company has not incurred any significant abandonment costs to date and

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


            does not expect to incur any significant costs during the several years. The accrual for future abandonment costs included in depreciation, depletion, and amortization expense for the periods indicated, expressed in thousands, is as follows:

                                                      Three months ended               Nine months ended
                                                         September 30,                    September 30,
                                                   ------------------------        ------------------------
                                                     2001            2000            2001            2000
                                                   --------        --------        --------        --------
             Future abandonment costs              $     57        $     46        $    173        $    140

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has not yet quantified the Impact of adopting SFAS No. 144 on its financial statement for US GAAP purposes, nor has determined the timing or method of adoption.


(7)         MERGER WITH GLOBEX ENERGY, INC.

            On April 5, 2001, the Company, Apco Delaware, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company ("Merger Subsidiary"), and Globex Energy, Inc., a Delaware corporation ("Globex"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Subsidiary will be merged with and into Globex, with Globex being the surviving corporation of such merger (the "Merger"), and as a result of the Merger, Globex will become a wholly-owned subsidiary of the Company. At the Effective Time (as defined in the Merger Agreement), (i) each issued and outstanding share of common stock, no par value, of Globex (the "Globex Common Stock") will be converted into the right to receive 1.896 ordinary shares, $.01 par value, of the Company (the "Company Ordinary Shares") and (ii) each issued and outstanding share of Class A preferred stock, no par value, of Globex (the "Globex Preferred Stock") will be converted into the right to receive 3,864.154 Company Ordinary Shares. Upon completion of the Merger, the Company shall change its name to Globex Energy, Inc.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

            A registration statement on Form S-4 and two subsequent amendments have been filed with the Securities and Exchange Commission in connection with the issuance of shares of the Company to Globex pursuant to the Merger Agreement. The SEC review process continues and the Company expects that a third amendment to the Form S-4 will be filed in the near term.

(8)         SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

            The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the nine month periods ended September 30, 2001 and 2000 are as follows:

                                                                                           September 30,
                                                                                 -----------          -----------
                                                                                     2001                 2000
                                                                                 -----------          -----------
                                                                                 (In U.S. $000's, Argentine GAAP)
                  Revenues                                                       $    66,846          $    70,652
                                                                                 -----------          -----------
                  Costs and expenses                                                  27,397               29,899
                  Depreciation                                                         6,673                6,150
                  Argentine income taxes                                              11,360               11,450
                                                                                 -----------          -----------
                  Total expenses                                                      45,430               47,499
                                                                                 -----------          -----------
                  Net income                                                     $    21,416          $    23,153
                                                                                 ===========          ===========

                  Reconciliation to U.S. GAAP:
                     Net income:
                        Apco share of net income under Argentine GAAP            $     7,214          $     7,799
                        Capitalized development costs and
                           depreciation effects                                         (169)               1,310
                        Retirement obligation adjustments                                 57                  144
                        Deferred income tax effects                                       56                 (508)
                        Amortization of basis difference                                 151                   13
                                                                                 -----------          -----------
                  Apco share of net income under U.S. GAAP                       $     7,309          $     8,758
                                                                                 ===========          ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion explains the significant factors, which have affected the Company's financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

Internally generated cash flow from the Company's interests in the Entre Lomas joint venture is the Company's primary source of liquidity. In the past, the Entre Lomas operation has had the ability to finance development and exploration expenditures from internally generated cash flow with the excess cash flowing to the partners. The Company's share of this excess cash has funded its $4.2 million cumulative investment in the Acambuco Concession wherein natural gas and condensate sales commenced in March 2001. Not withstanding future exploration investments in Acambuco that are dependent on the success of efforts to capture gas markets, as the development of the San Pedrito and Macueta fields proceeds, it is expected that Acambuco will begin to generate positive cash flow by the latter part of 2002 or in early 2003.

Through the first nine months of 2001, the Company's capital expenditures totaled $5.9 million consisting of $4.9 million net to the Company's 23% direct interest in Entre Lomas and $1 million in Acambuco. Additional investments are yet to be made in both concessions during the last quarter including the drilling and completion of two unbudgeted development wells in Entre Lomas. The Company's total original capital expenditure budget for 2001 was $6.5 million.

Volatility in oil prices affects the Company's ability to generate earnings and affects the level of cash available for capital expenditures. The capacity to generate earnings, fund capital requirements and pay shareholder dividends has been enhanced over the last seven quarters as the per barrel sales price of the Company's oil has remained above $25, or well above the average price during the decade of the 1990's. As a result, the Company is participating in aggressive capital programs in both the Entre Lomas and Acambuco concessions.

From January through April of the current year, the Company did not receive Petrolera dividends. No dividends were received as the joint venture partners decided to accumulate cash within Petrolera in order to fund a $7 million Argentine income tax payment made in May. Commencing in May, Petrolera resumed regular dividend payments. From May through September, $3.2 million in dividends were paid to the Company. In October, the Company received another dividend of $500 thousand. It is expected that additional dividends will be received by the end of the year.

During the latter stages of 2000 and throughout 2001 the Company has incurred significant costs associated with efforts to merge with Globex Energy Inc. Such costs have included legal, accounting and engineering consulting fees plus investment banker fees. To date, the company has incurred $621 thousand in fees and has provided for an additional $500 thousand of unbilled charges. This $1.1 million is included in "Other Assets" in the Company's Consolidated Balance Sheet. The Company expects that the total eventual cost to it of completing the merger could be well over $2 million.

For the nine months ended September 30, 2001, the Company generated net income of $13.9 million, as compared with $16.7 million for the comparable period in 2000. This fluctuation in net income is explained on pages 14 and 15 under "Results of Operations".

OIL PRICES

The Company's per barrel oil sales price for the first nine months of 2001 averaged $26.47 compared with $29.11 during the comparable period in 2000. Although this year's average price is $2.64 lower than 2000, it remains significantly higher than comparable periods prior to 2000. The average price of West Texas Intermediate over the last five years is just over $20 per barrel. Near term, the trend in oil prices appears uncertain as recent price levels that have benefited the Company over the last several quarters appear to have reversed, especially in light of recessionary pressures that have manifested themselves in the U.S. economy and are now aggravated by the tragic terrorist attacks of September 11. Economies throughout the world appear to be stagnant or in contraction, while energy companies are aggressively pursuing exploration and development programs in response to favorable oil prices of the recent past. History demonstrates that oil prices are highly volatile and fluctuate dramatically in response to shifts in demand and supply. There is no accurate way to predict the future course of oil prices. The Company's sales prices during October and November has fallen to approximately $20 per barrel. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by the Organization of Petroleum Exporting Countries ("OPEC") member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas.

OIL PRODUCTION AND SALES VOLUMES

During the nine months ended September 30, oil production net to the Company's direct and indirect interests in Entre Lomas totaled 1.36 million barrels compared with 1.34 million barrels for the comparable period in 2000. The current level of production reflects results of drilling and workover programs carried out during the current nine months that have added production that slightly more than offsets normal production declines in existing fields. Entre Lomas oil sales volume net to the Company's direct and indirect interests for the first nine months of 2001 and 2000 totaled 1.33 million barrels and 1.34 million barrels, respectively. Any difference between production and sales volumes is the result of inventory fluctuation, volume shrinkage that results from transportation losses, and contract adjustments due to differences in the API gravity of crude oil delivered to the buyer.

Sales from the Acambuco joint venture commenced in late March, 2001. The Company owns a 1.5 percent interest in the Acambuco concession. At this time, natural gas is being produced from the San Pedrito x-1, x-2, and x-3 wells. The Company did not participate in the drilling of the San Pedrito x-1 well. During the third quarter, the San Pedrito x-2 produced an average daily rate of 26 million cubic feet of natural gas and 363 barrels of condensate. The San Pedrito x-3 produced an average daily rate of 33 million cubic feet and 450 barrels of condensate. The San Pedrito x-3 well, the most recent to come on production, not only investigated the Huamampampa formation, the formation that is productive in the San Pedrito x-1 and x-2 wells, but also the Icla and Santa Rosa formations. The well was completed and is producing from the Santa Rosa formation. The Huamampampa and Icla formations will be tested during Argentina's next off-peak summer season. The Company participated in both the San Pedrito x-2 and x-3 wells. The San Pedrito x-4 well, in which the Company is also participating, is currently drilling below a depth of 16,000 feet.

On the Macueta structure located just south of the Bolivian border and next to the San Alberto field in Bolivia, the joint venture partners had drilled the Macueta 1001 (bis) well. This well originally drilled to the Huamampampa formation, tested a daily rate of 14 million cubic of natural gas.

The partners have just completed a sidetrack of this well to penetrate the Icla formation. Upon re-testing the well from both formations, it flowed a daily rate of 35 million cubic feet of natural gas. Bottom hole pressure analyses indicate the well has a far greater production potential if produced through larger diameter tubing. The well will be completed accordingly.

ENTRE LOMAS DRILLING

The joint venture partners have to date in 2001 drilled sixteen wells in the Charco Bayo/Piedras Blancas, Entre Lomas, Borde Mocho and Lomas de Ocampo fields. Of these wells fifteen were put on production and one well in the Entre Lomas oil field was completed as an injection well. In addition, the El Caracol xp-33, an exploration well drilled earlier in the year, the objective of which is to investigate the previously unexplored Precuyano formation, was drilled to a total depth of just below 12,000 feet. Casing was set to 11,100 feet. This well is now being tested in the Precuyano, Petrolifera and Quintuco formations to determine its ability to produce.

OBLIGATORY SAVINGS

On May 8, 2000, Argentina's Supreme Court released its decision requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million, or $2.1 million and $391 thousand, respectively, net to the Company's direct interest in Entre Lomas. Court costs were subsequently reduced to $394 thousand, or $91 thousand, net. The joint venture partners made arrangements with the DGI to make the required payment in twelve monthly installments that commenced in June of 2000. As of June 30, 2001 all installments plus related interest totaling $2.3 million net to the Company's direct interest were fully paid. For a more detailed explanation, refer to note 5 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2001 the Company generated net income of $4.3 million and $13.9 million, respectively. This compares with net income of $7.7 million and $16.7 million for the comparable periods in 2000.

THIRD QUARTER COMPARISON

The decrease in net income is primarily due to lower operating revenues and equity income from Argentine investments. Operating revenues decreased by nineteen percent due to a reduction in the Company's average oil sales price. During the current quarter, per barrel oil sales price averaged $25.01 compared with $31.07 for the same period in 2000. The decrease in operating revenues was supplemented by an increase in general administrative expense associated with merger activities, an increase in taxes other than income and a negative variance in other expense. Taxes other than income returned to normal levels as the previous year's balance reflects the recognition in the third quarter of a $300 thousand credit pertaining to reimbursement of stamp taxes paid by the Company in prior years. The negative variance in other expense is attributable to the reversal in the third quarter of 2000 of a prior period probable loss contingency that pertains to the payment of the Obligatory Savings Deposit as described in Footnote 5 of Notes to Consolidated Financial Statements.

The above negative variances were partially offset by decreases in provincial royalties and Argentine income taxes that are primarily the result of the decreases in operating revenues and equity income from Argentine investments.

Since Petrolera's sole business is its interest and operatorship of the Entre Lomas concession, the above described variances also serve to explain the decrease in equity income from Argentine investments.

NINE MONTH COMPARISON

The decrease in net income is primarily due to lower operating revenues and equity income from Argentine investments. Operating revenues decreased by seven percent due to a reduction in the Company's average oil sales price. During the nine months, the Company's average per barrel oil sales price averaged $26.47 compared with $29.11 for the same period in 2000. The decrease in operating revenues was supplemented by an increase in operating expenses attributable to the greater number of workovers performed in Entre Lomas during the first half of the year and the same negative variances in taxes other than income and other expense that are described in the quarterly comparison.

The above described negative variances were partially offset by decreases in provincial royalties, and Argentine income taxes that are primarily the result of the decreases in operating revenues and equity income from Argentine investments, and lower exploration expenses.

Since Petrolera's sole business is its interest and operatorship of the Entre Lomas concession, the above described variances also serve to explain the decrease in equity income from Argentine investments.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the nine months ended September 30, for the years indicated.

                                                                           2001              2000
                                                                       -----------        -----------
                  Volumes consolidated interests
                    Crude Oil and Condensate (bbls)                        645,289            649,484
                    Gas (mcf)                                            2,290,615          2,274,772
                    LPG (tons)                                               3,351              2,359

                  Volumes equity interest in Petrolera
                    Crude Oil and Condensate (bbls)                        688,975            695,795
                    Gas (mcf)                                            2,304,477          2,436,975
                    LPG (tons)                                               3,589              2,528

                  Total  volumes
                    Crude Oil and Condensate (bbls)                      1,334,264          1,345,279
                    Gas (mcf)                                            4,595,092          4,711,747
                    LPG (tons)                                               6,940              4,887

                  Average Sales Prices (in U.S. Dollars)
                    Oil (per bbl)                                      $     26.47        $     29.11
                    Gas (per mcf)                                             1.36               1.38
                    LPG (per ton)                                           271.32             232.77

                  Average Production Costs (in U.S. Dollars)
                    Oil (per bbl)                                      $      9.88        $      9.08
                    Gas (per mcf)                                             0.25               0.26
                    LPG (per ton)                                            51.21              73.28


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

Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The depreciation cost included in average production costs are for the year 2001, $2.69 per barrel and $0.14 per thousand cubic feet, and for 2000, $2.47 per barrel and $0.16 per thousand cubic feet.

Prices and costs for the consolidated interest and the equity interest in Petrolera are one and the same. The two interests represent different ownership percentages in the Entre Lomas joint venture.

MERGER WITH GLOBEX ENERGY INC.

As described in more detail in the Company's Form 8-K dated April 6, 2001 and Footnote 7 of Notes to Consolidated Financial Statements, the Company and privately held Globex Energy Inc. ("Globex") signed an Agreement and Plan of Merger dated April 5, 2001, that will create an international oil and gas exploration and production company with assets on three continents. Under the terms of the agreement, each share of Globex common and preferred stock will be exchanged for ordinary shares of the Company. Upon completion of the merger, the existing shareholders of the Company will own approximately 65 percent, and the existing shareholders of Globex will own approximately 35 percent, of the ordinary shares of the combined company.

Globex is a privately owned international oil and gas company engaged in exploration, development and production in Western Australia, Equatorial Guinea, and Cameroon. Management believes that the merger offers an excellent opportunity to create value for the shareholders of Apco by combining two companies with complementary exploration and production assets, and that the combination will form an international oil and gas exploration and production company with an international franchise, enhanced potential for future oil and gas discoveries and production, the financial strength and expertise to pursue growth opportunities and greater access to capital markets.

The merger has been unanimously approved by the boards of both the Company and Globex, and is subject to approval by the shareholders of both companies and closing conditions customary for such transactions. Following completion of the merger, the Company will change its name to Globex Energy, Inc. and will have its headquarters in Houston, Texas.

On November 13, 2001, the Company and Globex issued a joint press release announcing that the termination date provided for in the merger agreement has been automatically extended pursuant to the merger agreement from October 31, 2001 to December 31, 2001.

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

These policies have been successful as evidenced, first, by a reduction in annual inflation from the 1989 rate of 5,000 percent to less than 1 percent in 2000 and, second, an influx of foreign investment capital into the country. However, during this period, unemployment has increased and Argentina's public debt has grown to over $120 billion as a consequence of recurring government fiscal deficits.

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

Recently, the legislature approved a fiscal policy of zero deficit spending requiring that government spending will not exceed revenues. This measure addresses the need for a reduction in spending, but is controversial because it requires a reduction in government payroll and social security payments. In spite of the government having complied with the zero deficit spending law since its implementation, financial markets have lacked confidence in the government's ability to stay the course for lack of political support.

On November 1, 2001, President De la Rua announced a plan the objective of which is to reduce the country's public debt and its interest burden. The President clarified that these objectives would be accomplished in an orderly fashion in a continuous dialogue with the country's creditors to lower interest rates on its outstanding debt from current levels to 7 percent or less. The President asked for the cooperation of creditors in carrying out this plan. He also reiterated that there are no plans to change monetary policy and that the convertibility plan and the one to one exchange rate between the Argentine peso and the U. S. dollar will remain in force.

                           PART II. OTHER INFORMATION


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Report on Form 8-K filed on April 6, 2001 describing the Agreement and Plan of Merger between the Company and Globex Energy, Inc.

        (b) Report on Form 8-K filed on October 26, 2001 containing the financial statements of Petrolera Perez Companc S. A. as of June 30, 2001 with accompanying notes and supplementary statements.

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



                                               APCO ARGENTINA INC.
                                            ------------------------
                                                  (Registrant)




                                         By:   /s/ Thomas Bueno
                                              ------------------
                                         General Manager, Controller and
                                            Chief Accounting Officer
                                   (Duly Authorized Officer of the Registrant)


November 13, 2001