Form 10-K/A
period 2000-12-31
APCO ARGENTINA INC/NEW
filed 2001-11-14
CIK 311471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  AMENDMENT # 3

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                               (NO FEE REQUIRED)

            For the transition period from __________ to ___________
                          Commission file number 0-8933

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 12, 2001, was $73,254,311. This value was calculated based upon the average bid and asked prices of the registrant's stock of $32.06 on March 12, 2001, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 12, 2001 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                      None

Apco Argentina Inc. ("the Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for the purpose of amending the previously amended audited balance sheets of Petrolera Perez Companc S.A., ("Petrolera"), a privately owned Argentine corporation as of December 31, 2000 and 1999, and the related amended statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998 as required by Rule 3-09 of Regulation S-X-T.

The company owns a 33.684 percent stock interest in Petrolera, a partner in the Entre Lomas joint venture and the operator of the concession.

To the Board of Directors of                       PISTRELLI, DIAZ Y ASOCIADOS
PETROLERA PEREZ COMPANC SOCIEDAD ANONIMA:          Member Firm of Andersen

                                                   25  de Mayo 487
                                                   1002 Buenos Aires
                                                   Argentina

                                                   Tel 54 11 4318 1600 4311 6644
                                                   Fax 54 11 4312 8647 4318 1777

         We have audited the balance sheets of PETROLERA PEREZ COMPANC SOCIEDAD ANONIMA (an Argentine corporation) as of December 31, 2000 and 1999, related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998, and information presented in Exhibits I to IV, all expressed in Argentine pesos as described in note 1.II to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrolera Perez Companc SOCIEDAD ANONIMA as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in Argentina.

         Certain accounting practices used by the Company in preparing the accompanying financial statements conform with accounting principles generally accepted in Argentina, but do not conform with accounting principles generally accepted in the United States of America. A description of the significant differences between such principles and those accounting principles generally accepted in the United States of America and the effect of those differences on net income and shareholders' equity are set forth in notes 11 and 12 to the accompanying financial statements.


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

Registration dates with the Public Register of Commerce:

-  Articles of Incorporation: April 14, 1954.
-  Last change to the Bylaws: December 1, 2000.

Registration number with the "Inspeccion General de Justicia" (the Governmental Regulatory Agency of Corporations): 6,717.

Expiration date of the Articles of Incorporation: September 2, 2052.

                                CAPITAL STRUCTURE
                                (Stated in pesos)

                                                         SUBSCRIBED, ISSUED,
         DESCRIPTION OF THE SHARES                     REGISTERED AND PAID IN
-------------------------------------------          ---------------------------

Nominative, common and non-endosable shares,
1 par value, 1 vote each                                       411,900

Nominative, preferred non-endosable and
nonvoting shares, 1 par value (1)                               88,100
                                                              --------
                                                               500,000
                                                              ========

(1) Preferred shares are entitled to this treatment over the rest of the shares only as to their redemption in the event of the Company's liquidation.

                          PETROLERA PEREZ COMPANC S.A.

                 BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999

                    (Stated in Argentine pesos -- Note 1.II)

                                                          2000                1999
                                                     ---------------     --------------
CURRENT ASSETS

   Cash                                                    863,604            981,054
   Investments (Note 2.a)                               10,524,536          5,448,973
   Trade receivables (Note 2.b)                          8,936,404          7,097,773
   Other receivables (Note 2.c)                          1,116,692            920,603
   Inventories  (Note 2.d)                               1,070,813          1,369,899
                                                     -------------       ------------
      Total current assets                              22,512,049         15,818,302
                                                     -------------       ------------
 NONCURRENT ASSETS

   Other receivables (Note 2.c)                          8,169,229          1,301,116
   Fixed assets (Exhibit I)                             80,400,229         74,313,888
                                                     -------------       ------------
      Total noncurrent assets                           88,569,458         75,615,004
                                                     -------------       ------------
      Total assets                                     111,081,507         91,433,306
                                                     =============       ============
CURRENT LIABILITIES

   Trade payables (Note 2.e)                             4,963,498          3,735,380
   Payroll and social security taxes                       505,361            404,067
   Taxes payable (Note 2.f)                             13,317,302          6,920,496
   Other liabilities (Note 2.g)                            722,059          2,233,616
                                                     -------------       ------------
      Total current liabilities                         19,508,220         13,293,559
                                                     -------------       ------------
NONCURRENT LIABILITIES

   Other liabilities                                     1,170,400          1,521,520
   Reserves for contingencies (Note 2.h)                   808,228          1,600,513
                                                     -------------       ------------
      Total noncurrent liabilities                       1,978,628          3,122,033
                                                     -------------       ------------
      Total liabilities                                 21,486,848         16,415,592

SHAREHOLDERS' EQUITY (Per respective statements)        89,594,659         75,017,714
                                                     -------------       ------------
    Total liabilities and shareholders' equity         111,081,507         91,433,306
                                                     =============       ============

         The accompanying notes 1 to 12 and the supplementary statements (Exhibits I to IV) are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                       STATEMENTS OF INCOME FOR THE YEARS

                     ENDED DECEMBER 31, 2000, 1999 AND 1998

                     (Stated in Argentine pesos --Note 1.II)

                                                    2000              1999             1998
                                              ----------------  ---------------- ---------------

NET REVENUES                                      95,252,353        60,855,496       50,450,600

OPERATING COSTS (Note 2.i)                       (42,416,380)      (30,520,756)     (30,579,782)
                                              --------------     -------------    -------------
      Gross income                                52,835,973        30,334,740       19,870,818

ADMINISTRATIVE EXPENSES (Exhibit III)             (4,250,331)       (2,543,994)      (3,216,410)

SELLING EXPENSES (Exhibit III)                    (3,585,378)       (3,111,166)      (3,683,903)

EXPLORATION EXPENSES (Exhibit III)                  (925,577)         (470,435)      (1,521,157)
                                              --------------     -------------    ------------
      Exploitation profits                        44,074,687        24,209,145       11,449,348

OTHER INCOME, net (Note 2.j)                       1,562,600            57,218          131,731

FINANCIAL INCOME AND HOLDING GAINS, net              341,658           253,304          147,540
                                              --------------     -------------    ------------
      Income before income tax                    45,978,945        24,519,667       11,728,619

INCOME TAX (Note 1.III.f)                        (15,550,000)       (8,650,000)      (4,180,000)
                                              --------------     -------------    ------------
      Net income for the year                     30,428,945        15,869,667        7,548,619
                                              ==============     =============    ============

         The accompanying notes 1 to 12 and the supplementary statements (Exhibits I to IV) are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    (Stated in Argentine pesos -- Note 1.II)

                                                 Capital stock                       Retained earnings
                                            -----------------------  ----------------------------------------
                                                                       Reserved earnings
                                                                     ------------------------
                                               Par      Adjustment    Legal       Statutory    Unappropriated    Total
                                              value     to capital   reserve       reserve        earnings
                                            ---------  -----------  ---------   ------------  ---------------  ------------

Balance as of December 31, 1997               500,000     82,041     100,000        1           67,643,481     68,325,523

Cash dividends approved by Regular
Shareholders' Meetings                              -          -        -           -           (4,389,000)    (4,389,000)

Net income for the year                             -          -        -           -            7,548,619      7,548,619
                                              -------     ------     -------       ---        ------------    -----------
Balance as of December 31, 1998               500,000     82,041     100,000        1           70,803,100     71,485,142

Cash dividends approved by Regular
Shareholders' Meetings                              -          -           -        -          (12,337,095)   (12,337,095)

Net income for the year                             -          -           -        -           15,869,667     15,869,667
                                              -------     ------     -------       ---        ------------    -----------
Balance as of December 31, 1999               500,000     82,041     100,000        1           74,335,672     75,017,714

Cash dividends approved by Regular
Shareholders' Meetings                              -          -           -        -         (15,852,000)    (15,852,000)

Net income for the year                             -          -           -        -          30,428,945      30,428,945
                                              -------     ------     -------       ---        ------------    -----------
Balance as of December 31, 2000               500,000     82,041     100,000        1           88,912,617     89,594,659
                                              =======     ======     =======       ===        ============    ===========

         The accompanying notes 1 to 12 and the supplementary statements (Exhibits I to IV) are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                          STATEMENTS OF CASH FLOWS (a)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                     (Stated in Argentine pesos - Note 1.II)

                                                    2000              1999             1998
                                              ----------------  ---------------- ---------------
FUNDS PROVIDED BY (USED IN) OPERATIONS:

NET INCOME FOR THE YEAR                           30,428,945        15,869,667        7,548,619

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE
YEAR TO NET FUNDS PROVIDED BY:

Fixed assets depreciation                          8,379,233         7,859,390        8,162,842
Decrease in fixed assets                             831,489             8,608          (65,689)
Net decrease in reserves for contingencies          (792,285)                -                -

CHANGES IN ASSETS AND LIABILITIES:

(Increase) decrease in trade receivables          (1,838,631)       (3,055,533)         160,207
(Increase) decrease in other receivables          (7,064,202)          780,393         (669,528)
Decrease (Increase) in inventories                   299,086           (41,058)       2,474,778
Increase in trade payables                         3,392,596         1,689,313          767,178
Increase (decrease) in payroll and social
security taxes                                       101,294           (85,953)          11,282
Increase (decrease) in taxes payable               6,396,806         5,485,307       (2,523,051)
(Decrease) increase in other liabilities          (1,862,677)           95,527          432,813
                                              --------------     -------------    -------------
   NET FUNDS PROVIDED BY OPERATIONS               38,271,654        28,605,661       16,299,451

FUNDS USED IN INVESTING ACTIVITIES:

Fixed assets acquisitions                        (17,461,541)      (15,311,758)     (16,939,325)

FUNDS USED IN FINANCING ACTIVITIES:

Dividends paid                                   (15,852,000)      (12,337,095)      (4,389,000)
                                              --------------     -------------    -------------
   Net increase (decrease) in funds                4,958,113           956,808       (5,028,874)
   Funds at beginning of year                      6,430,027         5,473,219       10,502,093
                                              --------------     -------------    -------------
   Funds at end of year                           11,388,140         6,430,027        5,473,219
                                              ==============     =============    =============

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

      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000, 1999 AND 1998

                (Figures stated in Argentine pesos -- Note 1.II)

1.  SIGNIFICANT ACCOUNTING POLICIES

    I.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES APPLIED AND DISCLOSURE METHODS

         The Company's financial statements have been prepared in accordance with generally accepted accounting principles in Argentina ("Argentine GAAP"), which differ in certain respects from generally accepted accounting principles in the United States of America ("US GAAP"). A description of the significant differences between Argentine and US GAAP and the approximate effect of differences on Petrolera Perez Companc S.A.'s net income and shareholders' equity are set forth in notes 11 and 12, respectively.

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
                                                       ---------
                                                         100.00
                                                       =========

         The Company's percentage interest (73.15%) in the assets and liabilities allocated to the concession, which are included in the balance sheets as of December 31, 2000 and 1999, is as follows:

                                                    2000              1999
                                                ---------------  ---------------
         Current assets                            5,100,040        15,809,099
         Noncurrent assets                        88,569,405        75,614,951
                                              --------------     -------------
               Total assets                       93,669,445        91,424,050
                                              ==============     =============

         Current liabilities                      10,369,730         7,529,521
         Noncurrent liabilities                    1,744,628         3,122,033
                                              --------------     -------------
              Total liabilities                   12,114,358        10,651,554
                                              ==============     =============

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

         d) FIXED ASSETS:

            At acquisition or construction cost less related accumulated depreciation, calculated in proportion to the months of estimated useful lives, except wells and production installations, which are depreciated based on the lifting of proved developed hydrocarbon reserves through the expiration of the concession.

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

         e) RESERVES FOR CONTINGENCIES:

            Certain conditions may exist as of the date of financial statements which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Such contingent liabilities are assessed by the Company's management based on the opinion of the Company's legal counsel and the available evidence.

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

         g) SHAREHOLDERS' EQUITY ACCOUNTS:

            They have been restated in accordance with the method described in section II of this note, except the "Capital stock-Par value" and the "Reserved earnings" accounts, which were left at their original amounts. The adjustment required to restate them through August 31, 1995, is disclosed in the "Capital stock - Adjustment to capital" and "Unappropriated earnings" accounts, respectively.

         h) INCOME STATEMENT ACCOUNTS:

            - Charges for consumption of nonmonetary assets valued at cost, which basically affect operating costs, have been computed on the adjusted amounts of such assets, following the restatement method described in section II on this note.

            - The Caption "Financial income and holding gains, net" account includes the following items:

               -   Nominal interest income and expenses
               - Holding gains (losses) on revaluation of inventories at replacement cost - Differences in the market value of mutual funds

            - The accounts accruing monetary transactions were computed at face value.

         i) REVENUE RECOGNITION:

            - Revenues are recognized when products are shipped or services are rendered and the risk of loss has been transferred to the customer.

2.  BREAKDOWN OF THE MAIN ACCOUNTS

    The main accounts in the Company's financial statements breakdown as follows:

                                                          2000                1999
                                                     ---------------     --------------

    a)   INVESTMENTS:

         Time deposits                                   9,552,728          4,184,024
         Mutual funds                                      971,808          1,264,949
                                                     -------------       ------------
                                                        10,524,536          5,448,973
                                                     =============       ============

                                                          2000                1999
                                                     ---------------     --------------
    b)   TRADE RECEIVABLES:

         Related company:
            Pecom Energia S.A.                             206,189            335,476
         Other customers                                 8,730,215          6,762,297
                                                     -------------       ------------
                                                         8,936,404          7,097,773
                                                     =============       ============
    c)   OTHER RECEIVABLES:

         CURRENT:

         Prepaid expenses                                  217,969             74,789
         Advances to personnel                             106,311             83,555
         Prepayments to vendors                             93,091            197,505
         Other                                             699,321            564,754
                                                     -------------       ------------
                                                         1,116,692            920,603
                                                     =============       ============
         NONCURRENT:

         Taxes to be recovered (Note 7)                  1,201,854          1,201,854
         Compulsory saving receivables (Note 8)          6,868,113                -
         Other                                              99,262             99,262
                                                     -------------       ------------
                                                         8,169,229          1,301,116
                                                     =============       ============
    d)   INVENTORIES:

         Hydrocarbons                                      365,112            694,105
         Materials and spares                              705,701            675,794
                                                     -------------       ------------
                                                         1,070,813          1,369,899
                                                     =============       ============
    e)   TRADE PAYABLES:

         Related companies:
            Pecom Energia S.A.                             273,479            389,115
            Oleoductos del Valle S.A.                      236,501            217,295
         Other vendors                                   4,453,518          3,128,970
                                                     -------------       ------------
                                                         4,963,498          3,735,380
                                                     =============       ============
    f)   TAXES PAYABLE:

         Compulsory saving payables (Note 8)             3,350,444               -
         Income tax accrual (net of withholding and
         prepayments)                                    8,881,379          5,266,785
         Royalty accrual                                   855,855            740,588
         VAT payable                                       110,909            416,210
         Other                                             118,715            496,913
                                                     -------------       ------------
                                                        13,317,302          6,920,496
                                                     =============       ============
    g)   OTHER LIABILITIES:

         Current:

         Directors' and Statutory Auditor's fees           345,268            298,452
         Retirement and pension fund (Note 6)              369,291          1,927,664
         Other                                               7,500              7,500
                                                     -------------       ------------
                                                           722,059          2,233,616
                                                     =============       ============

                                                    2000              1999             1998
                                              ----------------  ---------------- ---------------

    h)   RESERVES FOR CONTINGENCIES:

         At beginning of year                      1,600,513         1,600,513        1,600,513
         Net recovery of year (1)                   (792,285)            -                -
                                              --------------     -------------    -------------
         At end of year                              808,228         1,600,513        1,600,513
                                              ==============     =============    =============
         (1)  Credited to "Other income, net"
              of the income statement

    i)   OPERATING COSTS:

         Beginning inventory                       1,369,899         1,328,841        3,803,619
                                              --------------     -------------    -------------

         Purchases                                 6,577,253         3,122,293        6,403,579
         Operating expenses (Exhibit III)         35,540,041        27,439,521       28,290,402
         Capitalized compsumtions                      -                 -           (6,588,977)
                                              --------------     -------------    -------------
                                                  42,117,294        30,561,814       28,105,004
                                              --------------     -------------    -------------

         Ending inventory                         (1,070,813)       (1,369,899)      (1,328,841)
                                              --------------     -------------    -------------
                                                  42,416,380        30,520,756       30,579,782
                                              ==============     =============    =============
    j)   OTHER INCOME, NET:

         Net recovery of reserves for
         contingencies                               792,285             -                -
         Other                                       770,315            57,218          131,731
                                              --------------     -------------    -------------
                                                   1,562,600            57,218          131,731
                                              ==============     =============    =============

3.  TRANSACTIONS WITH RELATED COMPANIES

    Receivables and payables as of December 31, 2000 and 1999, are set forth in notes 2.b) and 2.e), respectively.

    The main transactions carried out during the respective years ended December 31, 2000, 1999 and 1998, include:

                                                                  REVENUES FROM
                                                                HYDROCARBONS SOLD
                                              -------------------------------------------------
                                                   2000             1999              1998
                                              --------------     -------------    -------------

         Related companies:

            Pecom Energia S.A. (1)                21,019,857        19,687,990       15,273,021
            Transportadora de Gas del Sur S.A.        -                 -               178,496
            Pecom Agra S.A.                           -                 -                69,112
                                              --------------     -------------    -------------
                                                  21,019,857        19,687,990       15,520,629
                                              ==============     =============    =============

         (1) Includes 15,023,545, 18,406,966 and 12,323,117, respectively, as of
             December 31, 2000, 1999 and 1998, corresponding to revenues from hydrocarbons sold to Refineria San Lorenzo S.A., merged with Pecom Energia S.A. during the current fiscal year.

                                                               PURCHASES AND
                                                             OPERATING EXPENSES
                                              -------------------------------------------------
                                                   2000             1999              1998
                                              --------------     -------------    -------------
         Related companies:

              Pecom Energia S.A.                   2,162,572         2,584,449        2,395,370
              Oleoductos del Valle S.A.            2,489,670         2,411,300        2,721,550
              Petroleum Commercial Supply Inc.         8,412           101,225          124,249
              PASA S.A.                                  -                -              44,256
                                              --------------     -------------    -------------
                                                   4,660,654         5,096,974        5,285,425
                                              ==============     =============    =============

4.  MAIN CUSTOMERS

    Main customers with whom the Company did business during the respective years ended December 31, 2000, 1999 and 1998, are as follows:

    a)   Oil (accounts for 84%, 73% and 66%, respectively, of total sales):

                                                                  % SHARE
                                              -------------------------------------------------
         CUSTOMER:                                 2000             1999              1998
                                              --------------     -------------    -------------

         Petrobras Petroleo Brasileno S.A.                56                29               26
         Pecom Energia S.A.                               23                41               37
         Shell C.A.P.S.A.                                 21                29               25
         Tosco Refining Co.                                -                 1               12
                                              --------------     -------------    -------------
                                                         100               100              100
                                              ==============     =============    =============

    b) Natural gas (accounts for 13%, 24% and 31%, respectively, of total sales):

                                                                  % SHARE
                                              -------------------------------------------------
         CUSTOMER:                                 2000             1999              1998
                                              --------------     -------------    -------------

         Camuzzi Gas Pampeana S.A.                        76                69                -
         Pecom Energia S.A.                               18                 9               18
         Litoral Gas S.A.                                  -                10               45
         Metrogas S.A.                                     -                 7               17
         Other                                             6                 5               20
                                              --------------     -------------    -------------
                                                         100               100              100
                                              ==============     =============    =============

    c)   Propane and butane (accounts for 3% of total sales):

                                                                  % SHARE
                                              -------------------------------------------------
         CUSTOMER:                                 2000             1999              1998
                                              --------------     -------------    -------------

         Totalgaz Argentina S.A.                          32                27                -
         Enagas S.A. Distribuidora de Gas
         (Chile)                                          28                19               27
         Abastecedora de Combustibles S.A.
         (Chile)                                          24                26               22
         Careri J. C. y Careri P.                         10                 -                -
         Sur Gas S.A.                                      2                 6               19
         Castex Gas S.A.                                   -                 6                8
         Dimarco S.A.                                      -                 4               12
         Other                                             4                12               12
                                              --------------     -------------    -------------
                                                         100               100              100
                                              ==============     =============    =============

5.  ROYALTIES

    The royalties are applied to the total production from the concession and are calculated applying 12% to the sales price, after deducting certain expenses, in order to take the value of the cubic meter of crude oil, natural gas and LPG to the price thereof at the wellhead.

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

    The benefit is supplementary; i.e. the benefit granted to the employee consists of the amount determined in accordance with the agreement, after deducting the benefits granted by the official pension system provided for in the second and third provisions of such agreement.

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

    On August 30, 1993, the Company filed an appeal with the Federal Tax Court against the above mentioned assessment. The Tax Court issued a ruling on April 18, 1997, confirming the resolution of the DGI. This decision was finally revoked by the Federal Contentious Administrative Court of Appeals on November 10, 1998.

    The Argentine Supreme Court revoked this ruling on May 4, 2000, and confirmed the ruling of the Federal Tax Court imposing Supreme Court and trial court expenses on the parties according to the costs incurred by each party. The court expenses originated at the Federal Tax Court were to be borne by the Company.

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

    The system provided for in the above mentioned decree is applicable to obligations past due as of October 31, 1999, even those in dispute as of January 27, 2000, (date on which it was published in the Official Bulletin). It also exempts the parties eligible to be included in the payment facility system from paying any fines or penalties not as yet ruled upon as of January 27, 2000.

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

    As part of the moratorium, the 9,248,956 deposit was to be paid in twelve monthly installments. The Company's interest on this amount was recorded as a current liability in June 2000 and an equivalent offset was recorded as another asset to reflect the reimbursement of the deposit after five years. As a result, as of December 31, 2000, the Company has booked a 6,868,113 receivable in the "Other noncurrent receivables" account, and 3,350,444 payable in the "Taxes payable" account.

    Also, as a consequence of the moratorium, 1,600,513 estimated court costs were reduced to 288,215. Final court costs were recorded as an expense in 2000 in the "Administrative expenses" account, while the contingency reserve created in prior periods for 1,600,513 was reversed with a credit to the "Other income, net" account.

    A total of 7,264,624, that included installments, interest and court costs were paid from June 2000 to June 2001. Installment interest was charged to expense as installments were paid. The following table summarizes the various components of the amounts paid as of June 2001:


                                                    Entre Lomas            Petrolera Perez
                      Description                  Joint Venture         Companc' s interest
    --------------------------------------- ------------------------- -----------------------------

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

11. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND US GAAP

    The Company's financial statements have been prepared in conformity with Argentine GAAP in Argentine pesos.

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

    (a)  Restatements of financial statements for general price-level changes

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

    b)   Valuation of inventories

         Under Argentine GAAP, materials and spares parts are accounted for at replacement cost.

         Under US GAAP, materials and spares parts are accounted for at historical cost. The effects of such differences for all periods presented were not material.

    c)   Well conversion costs

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

    d)   Income taxes

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

    e)   Accounting for pension obligations

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

    f)   New standards for derivative instruments accounting

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

                                                          2000                1999
                                                     ---------------     --------------
    Net income in accordance with Argentine GAAP        30,428,945         15,869,667
    US GAAP adjustments:
       Well conversion costs                             6,483,035          1,956,824
       Depreciation of well conversion costs              (674,484)          (155,470)
       Pension plan obligations                            360,658           (582,914)
       Deferred income taxes                            (2,720,361)          (368,406)
                                                     -------------       ------------
    Net income under US GAAP                            33,877,793         16,719,701
                                                     =============       ============

    Shareholders' equity in accordance with
      Argentine GAAP                                    89,594,659         75,017,714
    US GAAP adjustments:
       Well conversion costs                             8,439,859          1,956,824
       Depreciation of well conversion costs              (829,953)          (155,470)
       Pension plan obligations                           (575,673)          (936,331)
       Deferred income taxes                            (2,963,868)          (243,508)
                                                     -------------       ------------
    Shareholders' equity under US GAAP                  93,665,024         75,639,229
                                                     =============       ============

                                                          2000                1999
                                                     ---------------     --------------
    Funds provided by operations in accordance
      with Argentine GAAP                               38,271,654         28,605,661
    US GAAP adjustments:
       Well conversion costs                             6,483,035          1,956,824
                                                     -------------       ------------
    Net funds provided by operations under US GAAP      44,754,689         30,562,485
                                                     =============       ============
    Funds used in investing activities in accordance
      with Argentine GAAP                              (17,461,541)       (15,311,758)
    US GAAP adjustments:
       Well conversion costs                            (6,483,035)        (1,956,824)
                                                     -------------       ------------
    Funds used in investing activities under US GAAP   (23,944,576)       (17,268,582)
                                                     =============       ============

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

                          PETROLERA PEREZ COMPANC S.A.

                             CHANGES IN FIXED ASSETS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    (Stated in Argentine pesos -- Note 1.II)

                                        2000
                            --------------------------------------------------------------------------
                                    ORIGINAL COST
                            --------------------------------------------------------------------------
       MAIN ACCOUNT           BEGINNING      INCREASES      DECREASES      TRANSFERS       ENDING
                               BALANCES                                                   BALANCES
--------------------------  --------------  -------------  -------------- ------------  --------------

Automobiles                       968,811        251,690        362,857        -             857,644
Furniture and fixtures          1,192,660        -              -              -           1,192,660
Computer hardware               1,034,618        269,387        -              -           1,304,005
Facilities                        288,626        -              -              -             288,626
Machinery, receivers and
transmitters                      384,124        -              -              -             384,124
Land and buildings                  3,142        -              -              -               3,142
Wells and production
installations                 143,653,285        -              -          13,610,166    157,263,451
Construction in process         4,364,502      9,221,408        522,034    (7,900,068)     5,163,808
Materials in use and
equipment in deposit            1,715,678      5,554,578        309,231    (5,710,098)     1,250,927
Prepayments to vendors            -              -              -              -             -
                              -----------     ----------      ---------    ----------    -----------
Total as of 2000              153,605,446     15,297,063      1,194,122        -         167,708,387
                              ===========     ==========      =========    ==========    ===========
Total as of 1999              143,344,920     10,662,224        401,698        -         153,605,446
                              ===========     ==========      =========    ==========    ===========
Total as of 1998              124,185,309     19,182,745         23,134        -         143,344,920
                              ===========     ==========      =========    ==========    ===========

                                                                2000                                            1999         1998
                          ----------------------------------------------------------------------------------------------------------
                                                ACCUMULATED DEPRECIATION
                          ---------------------------------------------------------------------
                                                          ANNUAL
                              BEGINNING                DEPRECIATION                  ENDING        NET          NET           NET
      MAIN ACCOUNT             BALANCES    INCREASES      RATE %       DECREASES    BALANCES    BOOK VALUE   BOOK VALUE   BOOK VALUE
------------------------- --------------- ------------ ------------- ------------ ------------ ------------ ------------ -----------
Automobiles                     830,246       97,165        20          362,633       564,778      292,866      138,565      203,715
Furniture and fixtures          959,109      119,266        10            -         1,078,375      114,285      233,551      352,166
Computer hardware               857,563      115,137      33.33           -           972,700      331,305      177,055      204,865
Facilities                      264,574       24,052        10            -           288,626       -            24,052       52,915
Machinery, receivers and
transmitters                    172,694       41,614        10            -           214,308      169,816      211,430      218,623
Land and buildings                1,288           63        2             -             1,351        1,791        1,854        1,917
Wells and production
installations                76,206,084    7,981,936       (a)            -        84,188,020   73,075,431   67,447,201   65,848,726
Construction in process         -             -             -             -            -         5,163,808    4,364,502    2,562,267
Materials in use and
equipment in deposit            -             -             -             -            -         1,250,927    1,715,678    2,013,743
Prepayments to vendors          -             -             -             -            -            -            -            60,725
                             ----------    ---------                    -------    ----------   ----------   ----------   ----------
Total as of 2000             79,291,558    8,379,233                    362,633    87,308,158   80,400,229
                             ==========    =========                    =======    ==========   ==========
Total as of 1999             71,825,258    7,859,390                    393,090    79,291,558                74,313,888
                             ==========    =========                    =======    ==========                ==========
Total as of 1998             63,751,419    8,162,842                     89,003    71,825,258                             71,519,662
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

                                                                     EXHIBIT III

                          PETROLERA PEREZ COMPANC S.A.

   INFORMATION REQUIRED UNDER ARTICLE 64, POINT I, CLAUSE b) OF LAW No. 19,550

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                          (Stated in pesos - Note 1.II)


                                   1998         1999                                       2000
                               ------------ -------------- -------------------------------------------------------------------------
                                                                          OPERATING    ADMINISTRATIVE   SELLING      EXPLORATION
         MAIN ACCOUNT              TOTAL        TOTAL         TOTAL        EXPENSES       EXPENSES      EXPENSES       EXPENSES
------------------------------- ------------ ------------- ------------ ------------- ---------------- ----------- -----------------

Salaries and wages               4,033,391     3,669,350     3,644,174     2,189,916      1,228,167        -             226,091
Social security taxes              746,273       590,133       491,995       305,384        158,237        -              28,374
Other benefits to personnel        830,013       824,857     1,857,955       560,067      1,254,280        -              43,608
Taxes, charges and                 181,652        81,701       289,798        -             130,649       159,149         -
contributions
Directors' and consultants'        635,105       370,701       822,786        -             808,464        14,322         -
fees
Spares and repairs               2,492,431     2,232,776     5,443,750     5,443,750         -             -              -
Freight and haulage              3,080,969     2,796,240     3,134,292         9,773         -          3,124,519         -
Production services              8,998,028     7,040,024     8,332,931     7,892,133        202,559       238,239         -
General expenses                   771,771       724,720       616,995        99,871        467,975        49,149         -
Fixed assets depreciation        8,162,842     7,859,390     8,379,233     8,379,233         -             -              -
Research and development         1,109,726       192,547       627,504        -              -             -             627,504
Royalties                        5,669,671     7,182,677    10,659,914    10,659,914         -             -              -
                                 ---------     ---------    ----------    ----------      ---------     ---------      ---------
  Total as of 2000                                          44,301,327    35,540,041      4,250,331     3,585,378        925,577
                                                            ==========    ==========      =========     =========      =========
  Total as of 1999                            33,565,116                  27,439,521      2,543,994     3,111,166        470,435
                                              ==========                  ==========      =========     =========      =========
  Total as of 1998              36,711,872                                28,290,402      3,216,410     3,683,903      1,521,157
                                ==========                                ==========      =========     =========      =========

                                                                      EXHIBIT IV

                          PETROLERA PEREZ COMPANC S.A.

                     BREAK DOWN FOR MATURITY OF INVESTMENTS,

               RECEIVABLES AND LIABILITIES AS OF DECEMBER 31, 2000

                         (Stated in pesos -- Note 1.II)

                                                          ASSETS                  LIABILITIES
                                      -------------------------------------- ----------------------
                  TERM                      INVESTMENTS        RECEIVABLES    OTHER LIABILITIES(1)
------------------------------------- ---------------------- --------------- ----------------------

WITHOUT MATURITY                                 971,808     (3)   1,301,116    (4)    1,177,900
                                          --------------     ---------------    ----------------

WITH MATURITY

NOT YET DUE:

-  Up to three months                          9,552,728          10,053,096           8,598,851
-  From three to six months                        -                   -        (5)   10,901,869
-  More than four years                            -               6,868,113                -
                                          --------------     ---------------    ----------------
TOTAL WITH MATURITY                       (2)  9,552,728          16,921,209          19,500,720
                                          --------------     ---------------    ----------------

TOTAL                                         10,524,536          18,222,325          20,678,620
                                          ==============     ===============    ================

(1) Total liabilities less reserves.
(2) Accrues a fixed average nominal interest rate of approximately 7% per annum.
(3) Collection is estimated in a period longer than a year.
(4) Accrues no interest. Includes 1,170,400, which is estimated not to be paid in the next twelve months.
(5) Approximately 15% accrues interest.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APCO ARGENTINA INC.
                                             ---------------------
                                                 (Registrant)


                                        By:   /s/ Thomas Bueno
                                            -----------------------
                                                 Thomas Bueno
                                        General Manager, Controller and
                                           Chief Accounting Officer
                                 (Duly Authorized Officer of the Registrant),

November 14, 2001