Form 10-K405
period 2001-12-31
APCO ARGENTINA INC/NEW
filed 2002-03-21
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to
                          Commission file number 0-8933

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 13, 2002, was $48,554,401. This value was calculated based upon the average bid and asked prices of the registrant's stock of $21.25 on March 13, 2002, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 13, 2002 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

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

During 2001, the company generated net income of $8.5 million compared with $22.2 million during the previous year. The year 2000 was a record year for the Company owing principally to the price of oil that averaged $29.41, the highest average oil price ever obtained during the Company's history.

Through the first nine months of 2001, the Company reported net income of $13.9 million. Its production and sales volume levels were comparable to those in 2000, and the average oil price over the nine months, although somewhat lower than the previous year's average, was $26.47, a high price by historical standards.

In the fourth quarter of 2001, various events occurred simultaneously that led to the Company generating a loss of $5.4 million during the quarter. The economic crisis that has been evolving in Argentina throughout 2001 culminated in December with the resignation of President De la Rua. His eventual replacement, Eduardo Duhalde, declared default on Argentina's $130 billion of debt and overturned the long standing convertibility plan that had pegged the Argentine peso to the US dollar at an exchange rate of 1:1 since April 1991. These events led to the devaluation of the peso that resulted in the recording of foreign exchange losses by the Company in December 2001.

In addition to the negative impact of economic events in Argentina, there were various other factors that contributed to the fourth quarter loss. The price of crude oil during the fourth quarter of 2001 fell sharply. In December, the per barrel sales price for the Company's crude oil fell from the previously mentioned nine-month average of $26.47 to $17. The Company charged to exploration expense its share of most of the cost of the El Caracol 33-xp exploration well and certain seismic costs. The well was found not to be productive from its primary objective the Precuyano formation. Because the Company and Globex Energy terminated their merger efforts in December 2001, the Company expensed legal, accounting, banker and printing costs associated with efforts to complete this merger.

SEASONALITY

Of the products sold by Apco, only natural gas is subject to seasonal demand. Demand for natural gas in Argentina is reduced during the warmer months of October through March, with natural gas prices being generally lower during this off-peak period. Over the last three years, between 55% to 60% of total gas sales occurred during peak period months. Natural gas sales represent on the average approximately 20% of Apco's total operating revenues and the fluctuation in natural gas sales between summer and winter is not significant.

GOVERNMENT REGULATIONS

The Company's operations in Argentina are subject to various laws and regulations governing the oil and gas industry, assessment and collection of income taxes, value added taxes, and other taxes such as royalties and severance, labor laws, and provincial environmental protection requirements. As described in the section "Argentine Political and Economic Environment" on page 22, in early January 2002, the Argentine government approved an economic emergency reform and exchange law and related executive decrees that impact the Company. The impact of these reforms is described on the following pages.

Sale of Oil                                                     Page 4
Sale of Gas                                                     Page 5
Liquidity and Capital Resources                                 Page 16
Results of Operations                                           Page 19
Argentine Economic and Political Environment                    Page 22

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

YPF CONTRACTS

In 1967, Yacimientos Petroliferos Fiscales ("YPF"), then the national oil company of Argentina, sought bids for the development of the Entre Lomas area. Pecom Energia won the bid and entered into contract 12,507, dated March 13, 1968, which contract permitted the Entre Lomas joint venture to explore for, develop and produce oil in the area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from ownership of the mineral resources produced. Under Argentine hydrocarbon laws, the Argentine government retains ownership of the minerals in place.

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

Complete deregulation of the Entre Lomas area was implemented by an agreement with the Argentine government that went into effect January 22, 1991 and amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of produced hydrocarbons at the wellhead. Under this agreement, the concession holders, or joint venture partners, have the right to freely sell produced hydrocarbons in internal or external markets, and have authority over operation of the concession including future exploration and development plans. The partners, throughout the term of the concession, are subject to provincial royalties (which are, in substance, production taxes) turnover taxes, and federal income taxes. These rates of royalties and taxes are fixed by law, are the same for all oil and gas production concessions in Argentina, and are currently twelve percent (12%), two percent (2%), and thirty five percent (35%), respectively. The Entre Lomas concession term currently runs through the year 2016, with an option to extend the concession for an additional ten-year period with the consent of the government.

SALE OF OIL

The Entre Lomas concession participates in several contracts negotiated by the Pecom Energia group. This arrangement allows the joint venturers to pool Entre Lomas oil with other concessions in the Medanito area providing greater negotiation strength with Argentine refiners and export customers.

During 2001, sixty percent of Entre Lomas oil sold was exported to Petrobras, the Brazilian national oil company. The remainder was sold domestically under various short-term agreements to Shell C.A.P.S.A., YPF S.A., EG3 S.A. and Refineria San Lorenzo, a subsidiary of Pecom Energia. Medanito area crude oil is in demand because of its relative quality and favored geographical location. While there is no guarantee, management believes that upon expiration, these contracts will be extended or replaced.

The per barrel price for Argentine crude oil continues to be based on the spot market price of West Texas Intermediate less a discount to provide for differences in gravity and quality. The average weighted price discount for contracts in effect during 2001 was $1.44, as compared with $1.06 for contracts in effect in 2000, and $1.37 for contracts in effect during 1999. Since deregulation of Argentina's energy industry in 1991, domestic market conditions have evolved to the point that the discount for oil sold in country appears to have stabilized in the $1.00 to $2.00 range depending on market conditions. Discounts for oil exported to Brazil are approximately 50 percent higher. Export oil is not subject to domestic production tax.

As a consequence of the economic reforms implemented in Argentina since December 2001, described under "Argentine Economic and Political Environment" on page 22, oil sales prices have been negatively impacted depending on whether oil is sold in internal markets or exported. Although, it appears that oil sales contracts in Argentina will continue to be negotiated using the price of West Texas Intermediate as a reference, the new reforms require that Argentine producers and their domestic customers negotiate the exchange rate used to determine the amount to be paid in pesos. During February 2002, this negotiated exchange rate was approximately
1.4. The result is an effective domestic oil price in US dollars equivalent to 64% of the reference West Texas Intermediate price, less the negotiated discount.

Insofar as export oil sales, these can be paid by export customers in US dollars and deposited in the bank of the producer's choice. However, regulations now require that producers repatriate 30% of these revenues to Argentina.

In mid February, the Argentine government imposed a tax on hydrocarbon exports equivalent to 20% of their value. This tax went into effect on March 1, 2001.

Apco's oil sales have historically depended on a relatively small group of customers. As described in Note 5, of Notes to Consolidated Financial Statements, during 2001, Apco sold its oil to two principal customers, Petrobras
S. A. and Shell C.A.P.S.A. Decisions to sell to these customers were based on the advantages presented by the commercial terms negotiated with each customer. The entire Argentine domestic refining market is small and consists of seven refiners of which three constitute 95% of the market. The concentration of Apco's sales to two principal customers is directly related to the limited number of available buyers for crude oil produced in Argentina.

SALE OF GAS

Since 1999, the Entre Lomas joint venture partners have sold gas to Camuzzi Gas Pampeana S.A. ("Camuzzi") pursuant to a three-year primary contract. Under the contract, the daily gas volume commitment is 35 million cubic feet ("mmcf") during peak winter months and 14 mmcf during the remainder of the year. In April 2001, the joint venture partners entered into a one-year gas sales contract with Duke Gas Trading and Marketing with a daily volume commitment of 7 mmcf throughout the year. In 2002, the joint venture partners entered into a third gas sales contract with Pecom Energia. The term of this contract is one year with a daily volume commitment of 21 mmcf throughout the year. Entre Lomas gas sales volumes for 2001 averaged 32 mmcf per day or 15 mmcf per day net to the Company's interests and are expected to continue at or near that level for the foreseeable future. Additional production above the Camuzzi and Duke volume commitments was sold in the spot market to other gas distribution companies and electric utilities. Gas sales prices vary depending on seasonal demand. In 2001, the peak winter season price averaged $1.45 per mcf while the summer season price averaged $1.13 per mcf.

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

The effect on natural gas prices of the economic reforms implemented in Argentina since December 2001, is that, for the near term future, in an attempt to stem the possible inflationary impact of devaluation, the Argentine government is not permitting gas purchase customers to pass on increased peso costs to their final customers. As a result, the Company and all other natural gas producers have not been able to raise the exchange rate for settling payments of their dollar denominated gas prices. Consequently, as of the end of February the effective dollar price collected by the company for its Entre Lomas gas sales has diminished by approximately 55%.

TRANSPORTATION

Oil produced in the Entre Lomas concession is sold in Puerto Rosales, a major industrial port in southern Buenos Aires Province, and is shipped there through the Oleoductos del Valle S.A. ("Oldelval") pipeline system. The daily capacity of this system ranges from 130,000 to 175,000 barrels. The current volume allocation for the Entre Lomas concession in the Oldelval system is 11,600 barrels per day. The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $1.05 per barrel in 2001.

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

COMPANY EMPLOYEES

The Company's branch office in Buenos Aires obtains from Petrolera operational and financial data that is used to monitor joint venture operations. The branch provides technical assistance to Petrolera and makes recommendations regarding field development and reservoir management. Apco currently employs six full-time personnel in the branch office in Buenos Aires, Argentina. The directors and executive officers of the Company are described in Part III, Item 10 on page 51. A Tulsa-based employee of The Williams Companies, Inc., the parent of Williams Global Energy (Cayman) Limited that owns 68.96% of the shares of the Company, serves as General Manager, Controller and Chief Accounting Officer and Director of Apco.

DESCRIPTION OF THE CONCESSION

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes Mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas/Lomas de Ocampo and El Caracol fields, located to the northwest of the main field complex also produce oil and gas. A fourth field, Borde Mocho, located southwest of CB/PB, was discovered in 1996. It also produces oil and gas and is in the early stages of development.

The most productive producing formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of all oil produced in Entre Lomas. The Tordillo also produces associated gas that is both sold and consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. The Tordillo is also the principal producing formation in the Borde Mocho field. Other important formations are the Quintuco, that produces gas from several wells in CB/PB and oil in the Entre Lomas/Lomas de Ocampo, El Caracol, and Borde Mocho fields and the Petrolifera formation that produces gas in the Entre Lomas gas field and some oil in CB/PB. Since inception 486 wells have been drilled in the concession, of which at year end, 284 are producing oil wells, 25 are producing gas wells, 122 are active water injection wells, 11 are water producing wells, and 94 wells are inactive or abandoned.

The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. There still exist areas in CB/PB, which lack injection. The El Caracol field has been under injection since 1989. Secondary recovery operations commenced in the Entre Lomas oil field in 1998 and implementation of a field-wide secondary recovery is currently underway.

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

The field's ultimate development is likely to result from a combination of expansion of secondary recovery throughout the entire producing field, infill drilling, continued step out drilling, and recompletion of existing wells with behind pipe reserves. The results of these programs may be enhanced and higher percentage recoveries achieved by improving the efficiency of the waterflood through various means including modifying existing patterns of injection, placing idle wells back on production, and the use of polymer injection. By the end of 2000, all remaining wells using gas lift were converted to rod pump thereby increasing lift capacity throughout this field.

Due to the gradual development of this field, recoveries normally attributed to waterfloods after 20 to 30 years have not been attained and it is currently estimated that this field has a remaining productive life in excess of twenty years. The Company believes that the limits of this field have not yet been defined in all directions. As a result, there remain undrilled step out locations in the flanks of the structure and infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 2001, nine additional wells were drilled and completed as producers.

In the CB/PB field, the Quintuco formation is gas productive and produces from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are believed to be fully developed.

In 1992, the Argentine Department of Energy issued Resolution 105 requiring environmental control. As a result, in the last few years investments were made to change the system of produced water disposal in the Entre Lomas concession. Until 1998, fresh water had been the sole source of injection in all waterflood projects in the concession. Prior to 1996, produced water was disposed of in evaporation and filtration pits, however, this practice was forbidden by the province in that year. Produced water has since been injected into a shallower formation with high injectivity capacity. Commencing 1998, produced water in CB/PB also began to be reinjected into the Tordillo formation. Surface and down hole injection lines were replaced with those that withstand the corrosive effects of reinjecting formation water. Formation water is now being injected into both the producing and shallow formations.

EL CARACOL FIELD

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty-three wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Potential for further expansion of the waterflood may also exist. During 2001, a deep exploration well, the El Caracol xp-33 was drilled in this field to investigate the previously unexplored Precuyano formation.

ENTRE LOMAS/LOMAS DE OCAMPO FIELDS

The Entre Lomas structure is located in the central part of the concession to the northwest of CB/PB. This anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side. In recent years, development of both the oil and gas fields has continued to the north and northwest with the drilling of deeper dual completion wells capable of producing oil from the Quintuco formation and gas from the Petrolifera formation.

OIL RESERVOIRS

The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. It now includes 39 producing wells. As described in the previous paragraph, the Quintuco formation continues to demonstrate development potential toward the north and northwest.

The southeast, or older part of this field, has shown signs of pressure depletion. The Quintuco formation responded favorably to water flooding in the El Caracol field. Reservoir simulation studies have predicted that the Entre Lomas oil field will have a similar response to secondary recovery. Investments to implement waterflooding in this field commenced in 1997 and continued into 2001. Water injection commenced in 1998. As of year-end, twenty wells had been converted to injection. Further expansion of secondary recovery is anticipated.

GAS RESERVOIRS

Deregulation of Argentina's gas industry in 1994 fueled considerable interest in gas development throughout the country. As a result, a well, drilled in 1970 that had discovered significant gas potential from several sections of the Petrolifera formation, was placed on production. Since then, nine wells have been drilled, of which eight are productive. Another well drilled in the early 1970's was also put on production making a total of nine wells on production in the main body of this field. Although the main body now appears to have been defined, additional expansion possibilities exist to the northwest. Late in 1997, the Lomas De Ocampo 4 well, drilled to the northwest of the existing field was found to be productive in both the Petrolifera and Quintuco formations. Five additional dual completion wells have been drilled and are on production from both the Quintuco and Petrolifera formations. Additional drilling in Lomas De Ocampo is planned for 2002.

EXPLORATION

In the Entre Lomas concession, there are approximately 145,000 undeveloped acres. Since inception, 486 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture partners believe the major producing structures have been identified and are being developed, large blocks of the concession remain unexplored.

Since 1993, the Entre Lomas partners have conducted three seismic campaigns. The most recent survey was completed in late 1998. As a result, the concession is now covered by more than 500 square kilometers of 3D seismic that image the principal producing fields and surrounding acreage believed to be of most interest. These separate seismic programs were successfully integrated into one continuous seismic block. The seismic has multiple objectives the first of which is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other important objectives are to evaluate for high risk deep exploration potential in sedimentary sequences that exist between the base of the Petrolifera formation and the basement floor, and utilize the 3D seismic in ways that may help exploit the existing producing fields.

To date, the above described seismic has proved useful aiding in the efficient development of the Entre Lomas gas field since 1994, the current northwest extension of both the Entre Lomas and Lomas de Ocampo fields, and the ongoing development of the Borde Mocho field.

As referred to previously in the section "El Caracol Field" on page 8, in 2001 the joint venture partners drilled the El Caracol xp-33 well, a deep exploration test in the area of the El Caracol oil field. The principal objective of this well was to investigate the Precuyano formation in the location of an interesting deep structure identified by 3D seismic. Secondary objectives were all of the known producing formations in the concession; Quintuco, Tordillo, and Petrolifera. The well was drilled to a total depth of 11,290 feet. Exploration of the Precuyano in the Neuquen basin has been quite limited to date. The well found gas in the Precuyano formation, but poor reservoir quality prevented production at commercial rates. As a result, the well was completed in the Quintuco formation and is now on production as part of the El Caracol field. Drilling deep wells to unexplored sedimentary horizons is risky and has a low probability of success.

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

In December 1999, the Borde Mocho #2 ("BM2") well was drilled and completed in a structurally superior location that was identified by 3D seismic. The BM2 found both the Quintuco and Tordillo formations and has produced significantly greater volumes than the BM1. During 2000, the Borde Mocho 3 and 4 wells were drilled, completed and put on production from both formations. Late in, 2000, separation and storage facilities and a pipeline to Piedras Blancas were built to serve the Borde Mocho field. The Borde Mocho 5 and 6 were drilled in 2001. Both were completed and put on production from the Tordillo formation.

ACAMBUCO

The Company owns a 1.5 percent participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the border with Bolivia. The Acambuco concession covers an area of 267,000 acres.

DESCRIPTION OF THE CONCESSION

The Company has been a participant in the Acambuco area since 1981. The principal objective in Acambuco is the Huamampampa formation, a deep fractured quartzite that has sizable gas exploration and development potential. In Acambuco, Huamampampa is found at depths in excess of 14,000 feet. The Ramos and Aguarague concessions, immediately to the south and east of

Acambuco, have major gas fields with significant gas production and reserves from Huamampampa. Acambuco also has potential for gas development in deeper formations and for oil development in shallower formations considered secondary targets.

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

The Acambuco joint venture currently consists of Pan American Energy Investments Ltd. ("PAE"), an affiliate of British Petroleum PLC that owns 52%, Shell C.A.P.S.A. and YPF S. A. each with 22.5% interests and Northwest Argentina Corp., a subsidiary of the Williams Companies, Inc. and the Company each with interests of 1.5%.

In 1994, the San Pedrito x-1, drilled to 14,500 feet, discovered gas in the Huamampampa formation. For this initial well, the Company exercised its non-consent option. In May 1996, the joint venture drilled a second exploration well, the San Antonio x-1, on a separate structure. This well, drilled to a depth of 15,700 feet, was not productive in the Huamampampa. Oil shows were found in a secondary target, the Tupambi formation. The Company again exercised its non-consent option. Confirmation of oil potential in the Tupambi is now an objective in this structure.

EXPLORATION AND DEVELOPMENT ACTIVITY

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

In April 1999 a successful long-term production test was conducted in the SPx1. The maximum daily volume achieved in this test was 32 million cubic feet and 470 barrels of condensate. This test indicated that the Huamampampa reservoir in the San Pedrito structure is extensive and should be developed. As described previously, the Company exercised its non-consent option for this well and will share in its future revenue stream after its partners reach a 300% payout limited to this well.

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

The joint venture completed drilling the San Pedrito X-3 ("SPx3") in March 2001. The well reached a total depth of 18,333 feet. It not only investigated the Huamampampa formation that is productive in the SPx-1 and SPx-2 wells, but also the Icla and Santa Rosa formations. The Santa Rosa formation flow tested a rate of 28 million cubic feet per day of natural gas with a low condensate yield.

On the Macueta structure located just south of the Bolivian border and next to the San Alberto field in Bolivia, in 2000, the joint venture drilled the Macueta x-1001 (bis). This well reached a total depth of 17,500 feet, investigating both the Huamampampa and Icla formations. In June 2001, due to lower than expected production test results, the joint venture partners decided to drill a horizontal extension in the Icla formation. After 1,380 feet of horizontal drilling, the well tested 36 million cubic feet per day of natural gas and 730 barrels per day of condensate. Subsequently the joint venture shot 3D seismic over the Macueta structure.

In January 2001, the joint venture re-entered the Macueta x-1002, drilled in the early 1980's with the purpose of sidetracking this well to a more favorable structural position in the Huamampampa formation. In spite of drilling more than 2,600 feet horizontally, the well, for mechanical reasons, was unable to reach the intended target. Production test volumes from the horizontal extension were disappointing. The Macueta structure in Acambuco is believed to be the southern extension of the San Alberto structure where a significant gas field is on production on the opposite side of the Bolivian border.

In March 2001, drilling of the San Pedrito x-4 commenced. By November 2001, the well penetrated the Huamampampa formation at a depth of 15,300 feet at which time a drill stem test was conducted resulting in a test volume of 29 million cubic feet per day of natural gas and 600 barrels per day of condensate. Ultimately, the well reached a total depth of 18,660 and penetrated both the Icla and the Santa Rosa formations.

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

SALES AND MARKETS

The first major international pipeline to supply gas to markets in Sao Paulo and Rio de Janeiro is the Bolivia to Brazil pipeline commonly referred to as the "BTB Pipeline". This 32-inch, 1,800-kilometer line went into operation in April 1999. The line commences at Rio Grande/Santa Cruz, Bolivia and currently extends to Sao Paulo. Estimated to cost approximately $2 billion, the line's capacity is 1 BCF per day. Gas markets in southern Brazil have not developed as anticipated, and this pipeline is now operating at lower than 50% of capacity.

The contractual commitments to supply gas to southern Brazil through the BTB Pipeline give preference to Bolivian gas. Approximately 8 trillion cubic feet of gas reserves are needed to fill the line to capacity for twenty years. When construction of the line commenced, there were insufficient Bolivian reserves to satisfy commitments and it was believed the line would have capacity availability for gas produced in Northwest Argentina. Due to significant exploration activity that resulted from deregulation of the Bolivian energy sector, during the two last years, gas reserves in southern Bolivia have increased to 25 TCF. Because of this, and the slower than expected growth of gas markets in southern Brazil, it now appears that gas produced in the Acambuco region will not have access to the BTB line and will be sold in Argentina pursuant to contracts negotiated by PAE.

Construction of facilities in Acambuco that include gathering lines, a gas pipeline, and a gas treatment plant has been completed. Sales from the Acambuco joint venture commenced in late March 2001. At this time, natural gas and condensate are being produced from the SPx-1, SPx-2 and SPx-3 wells. As described previously, the Company did not participate in the SPx-1 well. In December, the SPx-2 and SPx-3 wells were producing average daily rates of natural gas and condensate of 26 million cubic feet and 411 barrels and 25 million cubic foot and 368 barrels, respectively.

Acambuco gas is being sold under contracts primarily to domestic distribution and industrial customers in the northern part of Argentina. Recently, gas sales commenced to industrial customers in northern Chile that receive their gas via the Norandino gas pipeline, which commences very close to the Acambuco concession. The SPx-4 will enter production in the near future, after which the joint venture expects to sell a daily rate of 140 million cubic feet of natural gas for the remainder of 2002. The Company's interest in the Acambuco joint venture is 1.5%.

CANADON RAMIREZ

The Company owns a 45 percent interest in the 92,000-acre Canadon Ramirez concession, located in southern Argentina, in the Chubut province. This region produces hydrocarbons from the Golfo San Jorge basin, the oldest oil-producing province in the country.

The Company obtained its interest in Canadon Ramirez from Pan Am Group S.A., owned by the Melhem family in Argentina. A third partner in the concession is ROCH S.A., which holds a 10 percent interest and is the operator. During 1997 and 1998, investments were made that included well workovers, recompletions, extended production testing and reprocessing and reinterpreting 2-D seismic. Insufficient oil was found to merit additional investment. The joint venture partners have since 1998 made sporadic attempts to sell this property or find a farm-in partner. During 2001, ongoing conversations occurred with a company that has strategic interests in this region and has expressed an interest in possible farm-in terms. However, with the current economic turmoil in Argentina, these discussions have been temporarily suspended as many companies with interests in Argentina are assessing their investment budgets in light of these events.

With the exception of less than $100 thousand of cost associated with field equipment in Canadon Ramirez, the Company fully impaired its investment in this concession in 1999.

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

     o    Changes in economic conditions in Argentina.

     o Changes in Argentine laws and regulations to which the Company is subject, including tax, environmental and employment laws, and regulations.

     o    Political instability in Argentina.

     o Conditions of the capital markets the Company utilizes to access capital to finance operations.

     o    The availability and cost of capital.

     o    The effect of changes in accounting policies.

     o    The ability to manage rapid growth.

     o    The ability to control costs.

     o Currency fluctuations and controls and changes in laws and regulations affecting the currency of Argentina.

     o    Future unpredictability and volatility of product prices.

     o The ability of the Company and its partners to find markets for produced hydrocarbons.

     o Changes in, and volatility of, supply and demand for pricing of crude oil, natural gas and other hydrocarbons.

     o    The policies of the Organization of Petroleum Exporting Countries
          ("OPEC").

     o The inherent imprecision of estimates of hydrocarbon reserves, rates of future production and valuation of reserves.

     o The competitiveness of alternative energy sources or product substitutes.

     o The actions of competitors and increased competition in markets in which the Company sells its products.

     o Uncertainties associated with petroleum exploration, future activities and results of operations.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

At December 31, 2001, there were 1,011 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades that occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                                                                     Stock Price
                                                                     -----------
                                                          High              Low               Dividend
                                                          ----              ---               --------
               Quarter of 2001
                                           First         $ 38.875         $ 26.562            $.16 1/4
                                           Second          36.812           26.050             .16 1/4
                                           Third           27.920           21.500             .16 1/4
                                           Fourth          26.000           19.500             .16 1/4

               Quarter of 2000
                                           First         $ 34.125         $ 24.750            $.16 1/4
                                           Second          31.500           22.000             .16 1/4
                                           Third           26.000           20.000             .16 1/4
                                           Fourth          26.625           23.500             .16 1/4

The Company has historically paid its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Directors. Refer to "Liquidity and Capital Resources" on page 16 for additional discussion of future dividend payments.

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

ITEM 6.        SELECTED FINANCIAL DATA

                                     2001               2000             1999              1998              1997
                                  -----------        ----------       -----------       ----------        ----------
(Dollars in thousands
 except per share amounts)

Revenues                             $32,041           $42,912           $25,834          $19,583           $29,962

Net Income                             8,461            22,221             9,488            3,368            13,023

Income per
Ordinary Share,
Basic and Diluted                       1.15              3.02              1.29              .46              1.77

Dividends Declared per
Ordinary Share                           .65               .65               .65              .65               .65

Total Assets at
December 31,                          82,516            82,984            63,261           57,376            58,037

Total Liabilities
At December 31,                        6,298            10,442             8,156            6,975             6,220

Long-term Liabilities at
December 31,                             197               976             2,255            1,530             1,708

Stockholders' Equity at
December 31,                          76,218            72,542            55,105           50,401            51,817

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

The economic situation in Argentina worsened throughout 2001. The country's mounting debt and failure to control its fiscal deficit, eventually led to its inability to obtain additional funding from international lending agencies such as the International Monetary Fund ("IMF"). As a result, because of concerns by Argentine depositors about the peso's value, money began flowing out of the country at a rate that was unsustainable by the Argentine banking system.

Efforts by President De la Rua's administration to implement spending cut policies in order to achieve IMF targets were highly unpopular in a country where unemployment exceeds 20% after more than three years of recession. This combination of factors made it impossible for the country to maintain its adherence to the convertibility plan that guaranteed a peso to US dollar exchange rate of 1:1. A lack of both political and public support led to the resignation in mid December 2001 of President De la Rua and his economy minister Domingo Cavallo, who up to the very end insisted that the government would not stray from its adherence to the convertibility plan and who in order to stem the flow of funds out of the country and protect the local banking system halted the foreign exchange operations of Argentine banks in December.

After a revolving door of Presidents that were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry, Eduardo Duhalde was appointed President of Argentina to hold office until the next regularly scheduled Presidential election in 2003.

President Duhalde's new economic team immediately proceeded to declare default on Argentina's $130 billion debt and to overturn the long standing but unsustainable convertibility plan by devaluing the peso and establishing an official exchange rate of 1.4 pesos to 1 US dollar. In addition, the flow of funds in and out of the country is to be regulated, approved and executed by the Central Bank of Argentina, essentially restricting the liquidity of Argentines, and companies with operations in Argentina accustomed to moving excess cash flow and profits out of the country.

In addition to the above major changes, three monetary and commercial reforms in particular impact the Company's operations. The first is the requirement that domestic commercial transactions, or contracts for sales in Argentina that are denominated in US dollars, as was the case with approximately 40% of the company's 2001 oil and LPG sales and 100% of the company's 2001 gas sales, must be liquidated in the country in Argentine pesos at an exchange rate to be negotiated by sellers and buyers. Second, export sales, as was the case with approximately 60% of the Company's 2001 oil sales, can be liquidated in international banks, with the requirement that 30% of these sales be repatriated to Argentina and converted to Argentine pesos. Third, a new 20% tax on imports has been decreed on the value of hydrocarbon export sales. Such tax went in effect March 1, 2002 and is to be in effect for 5 years.

The effect of these new economic reforms on the Company's liquidity and results of operations is not yet certain for the following reasons. Many of the implementing regulations have not yet been issued. Intense industry lobbying may result in modifications to some of these reforms. Most importantly, it must be seen how individuals and company's operating in Argentina react to the reforms and whether the economy stabilizes quickly.

An example of how in flux the current state of Argentina's economy is, in late January, the official exchange rate of 1.4 pesos to the US dollar established when President Duhalde assumed office, was abandoned in favor of a floating rate of exchange. Also, in spite of issuing an executive decree ordering the implementation of the 20% tax on oil exports, the government now seems to be sending out signals that it may modify the nature of this tax.

Since the rate of exchange required to be used to re-measure the Company's peso denominated assets and liabilities is the floating rate, it is clear that for now these new reforms negatively impact the average price in US dollars of the Company's oil and gas sales, with the partially offsetting benefit that the Company's cost of operations in the country will decline. As a result, for the foreseeable future, the Company's cash flow and results of operations will be negatively impacted in a manner that cannot yet be quantified. Furthermore, with the Central Bank now regulating the flow of funds out of Argentina, the Company's ability to transfer funds to its Cayman Island banks is currently limited to the payments in US dollars received from its export customers.

Uncertainty with respect to the level of impact of these economic reforms is the result of various factors that cannot as yet be determined and that must evolve over time. The most important of these is the government's ability to control inflation that may result in response to devaluation and the country's possible need to increase the nations money supply in an effort to reactivate the country's economy after three plus years of recession. The ability to control inflation will determine ultimately the confidence that Argentines and foreigners can place on the value of the Argentine peso and whether the spread between the commercial exchange rates currently being negotiated between sellers and buyers and the floating exchange rate will shrink or be eliminated.

In spite of the uncertainty described in the previous paragraphs, and the negative impact that recent events will have for the foreseeable future on the company's cash flow and results of operations, it is expected that internally generated cash flow will continue to fund the Company's operations in Argentina.

As described previously, one of the principal changes to come out of these new economic reforms is that for the foreseeable future the Central Bank of Argentina is regulating the flow of funds out of the country. This restricts the Company's ability to move excess cash flow out of the country and also restricts Petrolera's ability to pay dividends abroad. For the time being, Apco's out of country access to its Argentine cash flow is limited to payments received for its export sales, seventy percent of which are not required to be returned to Argentina.

PRODUCT PRICES

Volatility in oil prices has a significant impact on the Company's ability to generate earnings, fund capital requirements and pay shareholder dividends. Throughout the year 2000 and the first three quarters of 2001, the per barrel sales price of the Company's oil remained above the $25 level. As a result, the Company participated in aggressive capital programs in both the Entre Lomas and Acambuco concessions. During the fourth quarter of 2001, world oil prices quickly dropped and the Company's per barrel sales price averaged $17. Oil prices have since strengthened as a result of OPEC production cuts that were recently implemented, increased demand for crude oil as a result of a rebound in economic activity in parts of the world, and uncertainty about the state of Venezuela's government possibly impacting oil production in that country. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Recent economic reforms in Argentina are for the foreseeable future also impacting the company's product prices. As described previously in the sections "Oil Sales" on page 4 and "Gas Sales" on page 5, the Company's effective US dollar product prices for its domestic sales in Argentina have fallen as a result of these reforms.

OIL PRODUCTION AND SALES VOLUMES

During 2001, oil production net to the Company's consolidated and equity interests totaled 1.795 million barrels compared with 1.803 million barrels during 2000. The current level of production reflects results of drilling and workovers performed during 2001 that added production that essentially replaced normal production declines in existing fields. Oil sales for the same periods, net to the Company's combined interests totaled 1.756 million barrels and 1.800 millions barrels, respectively. Any difference between production and sale volumes is the result of inventory fluctuations, volume shrinkage from transportation losses and differences in the API gravity of crude oil delivered to the buyer.

CAPITAL SPENDING

The following are the major components of the 2001 capital program. During the year, the Entre Lomas joint venture partners continued to successfully drill development wells in the CB/PB, Entre Lomas and Borde Mocho fields while extending the size of the Lomas de Ocampo field to the northwest. Sixteen wells were drilled in Entre Lomas including one injection well and the El Caracol 33-xp well that was not successful at the intended target, the deep Precuyano formation. Secondary recovery operations were expanded in the Entre Lomas oil field bringing the number of injection wells in the field to 20 and additional producing wells in the CB/PB field were converted to injection. Finally, we continued the program to recomplete certain wells in the CB/PB field to the Quintuco formation.

In Acambuco, construction of production facilities, gas pipelines and a gas treatment plant were completed in the first quarter of the year. In addition, the joint venture drilled two development wells in the San Pedrito field, and drilled horizontal extensions of two wells on the Macueta structure.

In all, the Company's capital spending during 2001 totaled $7 million net to its consolidated interests of which $923 thousand represents the Company's direct interest cost associated with that portion of the El Caracol 33-xp well that was charged to expense during the fourth quarter of 2001. The Company's share of Entre Lomas capital spending that flowed through it's equity interest in Petrolera totaled an additional $6 million of which $989 thousands related to the expensed portion of the exploration well.

It is not yet clear what impact economic events in Argentina, the devaluation of the Argentine peso, and the negative effect these events have had on the Company's sales prices for domestically sold products will have on the capital budget for 2002 that totals $6.3 million for the Company's consolidated interests and $5.4 million for its equity interest in Petrolera. The Company and its partners have agreed to review proposed investments over the next quarter to determine whether to proceed with programs as originally planned or whether to curtail investment.

APCO GLOBEX MERGER

As described in all of the quarterly reports on Form 10-Q filed during 2001, on April 5, the Company and Globex Energy Inc. entered into an Agreement and Plan of Merger. After exhaustive attempts to complete the merger, on December 28, the Companies jointly announced that they had mutually agreed to terminate the merger agreement. The cumulative merger related costs incurred by the

Company during the year, including legal, accounting, banker and other merger costs totaled $2.3 million. These costs were expensed during the fourth quarter of 2001.

DEVALUATION OF ARGENTINA'S CURRENCY

As described previously in the section "Cash Flow," as part of the economic reforms implemented by President Duhalde, the convertibility plan was revoked in early January 2002 and as a result the Argentine peso was devalued. Foreign exchange operations of Argentine banks were suspended in mid December 2001 and the suspension was not lifted until January 11, 2002. When foreign exchange operations reopened, the free-floating peso to US dollar rate of exchange was 1.65:1. In accordance with the requirements of FASB Statement No. 52, Foreign Currency Translation, since foreign exchange operations were not permitted at December 31, 2001, exchangeability of the Argentine peso was lacking and the exchange rate of 1:1 that existed when exchange operations were suspended was not appropriate for conversion to US dollars of peso denominated monetary assets and liabilities that existed on December 31, 2001. As a result, the free-floating rate of exchange of 1.65:1 that existed on the day exchange operations were resumed was used to re-measure peso denominated monetary assets and liabilities to US dollars in the Company's Consolidated Financial Statements as of December 31, 2001.

OBLIGATORY SAVINGS

As described in Note 8 of Notes to Consolidated Financial Statements, in June 2001, the Entre Lomas joint venture partners completed making the Obligatory Savings Deposit in the amount of 9.2 million pesos, which payments were made in twelve equal installments commencing in June 2000. The Company's direct part of this deposit is 2.1 million pesos. The equity part of this deposit imbedded in the Company's Investment in Petrolera is 2.2 million pesos. Since these deposits were made prior to the devaluation of the Argentine peso described in the preceding paragraph, during a period when the peso to US dollar exchange rate was 1:1, they were originally recorded at an equivalent US dollar amount on the Company's and Petrolera's accounts. Due to the devaluation of the Argentine peso, the conversion to US dollars as of December 31, 2001 of the Company's direct share of the deposit generated a foreign currency exchange loss of $800 thousand. The exchange loss related to its Petrolera equity part of the deposit generated a similar loss of $900 thousand dollars, which loss was recorded as a charge to equity income from Argentine investment.

DIVIDENDS

The Company currently pays its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent on numerous factors, including among others, earnings, levels of capital spending, fluctuations in crude oil and natural gas prices, changes in Argentine governmental regulations, and as of the end of 2001, restrictions imposed by the Central Bank of Argentina on the movement of excess cash flow and profits out of Argentina.

The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the directors.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENTS OF OPERATIONS ON PAGE 24.

2001 VS 2000

During 2001, the Company generated net income of $8.5 million compared with $22.2 million during 2000. The primary reasons for the $13.7 million decrease are explained in the following paragraphs.

Operating revenues decreased by $4.9 million, or 16%, as a result of lower oil sales caused by a decline in the Company's average oil sales price of $5.21 per barrel during 2001. Refer to the table "Volume, Price and Cost Statistics" on page 49. Equity income from Argentine investments decreased by $5.9 million, or 50%.

Operating expense increased by $854 thousand due to a greater level of facilities upgrades and equipment maintenance and overhauls, an increase in the number of well workovers including injection wells, the cost of employee severance in the Entre Lomas concession, and operating expenses in Acambuco that commenced production operations in 2001. Selling and administrative expense increased by $2.7 million as a result of $2.3 million of costs directly associated with the terminated Apco/Globex merger, and engineering consultant expenses incurred in connection with a reservoir simulation study. Depreciation, depletion and amortization increased by $372 thousand. Exploration expense increased by $379 thousand due to dry hole costs of $923 thousand associated with the drilling of the El Caracol 33-xp well described in the section "Exploration" on page 8, partially offset by the lack of exploration expense in 2001 in Acambuco. Since March 2001, when Acambuco went on production, expenses there are being accounted for as operating expense. Other expense in 2001 includes $557 thousand of foreign exchange losses due to the devaluation of monetary assets and liabilities at December 31, 2001 that resulted from the Argentine peso's devaluation described in the section "Liquidity and Capital Resources" on page 16.

The negative variance described in the previous paragraphs were partially offset by lower provincial production taxes associated directly with the decrease in operating revenues, and lower income taxes associated directly with the decrease in income before income taxes.

With the exception of the negative variances in selling and administrative expense, and the increase in operating expense relating to the start up of production operations in Acambuco, the variance comparisons described in the previous three paragraphs that relate to Entre Lomas serve as explanations for the 50% decrease in the Company's equity income from Argentine investments. This equity income represents the Company's share of Petrolera's net income. Petrolera is the operator of the Entre Lomas concession, and its sole business is its interest in the Entre Lomas joint venture.

2000 VS 1999

During 2000, the Company generated net income of $22.2 million compared with $9.5 million during 1999. The primary reasons for the $12.7 million increase are explained in the following paragraphs.

Operating revenues increased by $10.9 million, or 56%. Equity income from Argentine investments increased by $5.9 million, or 98%. The increase in operating revenues was primarily the result of higher oil sales caused by the sharp rise in the Company's oil sales price during 2000. Refer to the table "Volume, Price and Cost Statistics" on page 49.

The positive effect of the increased oil price was complemented by an 8% increase in oil sales volumes and the reversal of the obligatory savings contingency reserve that is described in Note 8 under "Tax Disputes". The reversal of the reserve is reported as "other income" in the Consolidated Statement of Operations. These positive comparisons with last years results, were partially offset by the following factors: a 16% decrease in Entre Lomas gas sales volumes, increased operating expense that resulted from the added cost of a more aggressive well workover campaign carried out in Entre Lomas, increased provincial production taxes resulting directly from the increase in operating revenues, and increased Argentine income taxes resulting directly from the increase in the Company's before tax income.

The variance comparisons described in the previous two paragraphs that relate to Entre Lomas serve as explanations for the 98% increase in the Company's equity income from Argentine investments. This equity income includes the Company's share of Petrolera's net income. Petrolera is the operator of the Entre Lomas concession, and its sole business is its interest in the Entre Lomas joint venture.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of its financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to the Company's consolidated financial statements, contained elsewhere in the Form 10-K, contains a comprehensive summary of the Company's significant accounting policies. The following is a discussion of the Company's most critical accounting policies, judgements and uncertainties that are inherent in the Company's application of GAAP.

Proved reserve estimates. Estimates of the Company's proved reserves included in this consolidated financial statements and elsewhere in this Form 10-K are prepared in accordance with guidelines established by GAAP and by the SEC. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgement of the persons preparing the estimate.

The Company's proved reserve information is based on estimates it prepared. Estimates prepared by others may be higher or lower than the Company's estimates. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

The present value of future net cash flows should not be assumed to be the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company's estimates of proved reserves materially impact depletion, depreciation and amortization expense. If the estimates of proved reserves decline, the rate at which the Company records depletion, depreciation and amortization expense increases, reducing net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves. In addition, the decline in proved reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties for impairment.

Revenue recognition. Revenue is a key component of the Company's results of operations and also determines the timing of certain expenses, such as severance taxes and royalties. The Company follows a very specific and detailed guideline of recognizing revenues when oil and gas are delivered to the purchaser. However, certain judgements affect the application of the Company's revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter and could result in future operating losses.

Argentina economic and currency measures. The accounting for and translation of the Company's Argentina balance sheet as of December 31, 2001, reflects management's assumptions regarding some uncertainties unique to Argentina's current economic situation. See Note 10 to the Company's consolidated financial statements, contained elsewhere in the Form 10-K, for a description of the assumptions utilized in the preparation of these consolidated financial statements. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells as a result of new taxes; (ii) the timing of repatriations of cash to the US;
(iii) the Company's asset valuations; and (iv) peso-denominated monetary assets and liabilities.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

COMMODITY PRICE RISK

The Company produces and sells crude oil and natural gas, and the Company's financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not used derivatives to hedge price volatility.

FOREIGN CURRENCY AND OPERATIONS RISK

The Company's operations are located in Argentina. Therefore, the Company's financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Argentina's political climate.

ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

Prior to 1989 and the election of President Carlos Menem, Argentina had experienced decades of economic uncertainty manifested by extended cycles of severe inflation and corresponding currency devaluation. Although parallel markets, such as the Bonex market, developed for freely moving funds in and out of the country, historically, the Central Bank of Argentina set the exchange rate for the Country's currency and regulated the movement of funds. In general, most economic activity in Argentina was controlled by the state including imports and exports, the oil and gas industry, communications, aviation etc.

Since 1989, with the election of Carlos Menem, Argentina's government has pursued free market policies, including the privatization of state-owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws and the lifting of exchange controls.

The cornerstone of the country's economic reforms since 1989 was its change in monetary policy. In April 1991, after a year of 5,000% inflation, the convertibility law was implemented establishing an exchange rate of one Argentine peso to one US dollar. The convertibility plan required that the country's monetary base be backed by an equivalent amount of international reserves including US dollars and gold. Essentially, the policy guaranteed an exchange rate of 1:1. As explained later, Argentina did not stray from this policy until January 2002.

These policies were successful as evidenced by the elimination of inflation within two or three years, and an influx of foreign investment capital into the country that led to substantial economic growth during the mid 1990's. However, over the last eleven years the Argentine government has failed to balance its fiscal budget, incurring repeated significant fiscal deficits that resulted in the accumulation of $130 billion of debt. Having tied its currency to the US dollar, the peso over time came to be overvalued, especially in light of the Brazilian devaluation of 1999. As a result, Argentine exports became less competitive in international markets while at the same time imports into Argentina became more competitive. This combination of factors led to a recession that has lasted three plus years and resulted in an unemployment rate exceeding twenty percent.

During 2000, President De la Rua's administration implemented various policies in an attempt to reduce Argentina's fiscal deficit including personal income tax increases that resulted in the unintended consequence of a notable reduction in internal consumption. Late in 2000, fears arose in financial markets about Argentina's ability to repay its debt and the possibility of debt default. At that time, the International Monetary Fund provided Argentina with a substantial assistance program predicated on the government taking steps to reduce its fiscal deficit.

In March 2001, President De la Rua appointed Domingo Cavallo as his new Minister of Economy. Mr. Cavallo was the Economy Minister that had implemented the convertibility law and other deregulation reforms adopted by Argentina in the early 1990's. During the remainder of the year, Mr. Cavallo achieved a successful debt swap of short-term bonds for long-term ones, and pushed through the adoption of a controversial zero deficit fiscal policy, which required highly unpopular government spending cuts. Financial markets lacked confidence in the government's ability to stay the course for lack of political support for President De la Rua and Minister Cavallo. Eventually, the country was unable to obtain additional funding from the IMF, ultimately leading to the resignation of President De la Rua and his entire administration.

After a revolving door of President's that were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry, Eduardo Duhalde was appointed President of Argentina to hold office until the next regularly scheduled Presidential election in 2003.

President Duhalde's new economic team immediately proceeded to declare default on Argentina's $130 billion of debt and to overturn the long standing but unsustainable convertibility plan by devaluing the peso and establishing an official exchange rate of 1.4 pesos to 1 US dollar. Furthermore, the flow of funds in and out of the country at the new official exchange rate is to be regulated, approved and executed by the Central Bank of Argentina.

In addition to the above major changes, the government has prohibited the payment abroad in US dollars for domestic sales and is requiring the repatriation of 30% of export sales paid abroad. Finally, the new government has implemented new taxes against the oil and gas industry.

In late January, the official exchange rate of 1.4 pesos to the US dollar established when President Duhalde assumed office, was abandoned in favor of a floating rate of exchange. As of the end of February 2002, the peso to US dollar exchange rate was 2.2 pesos to the dollar.

The long-term effects of these economic events cannot as yet be determined as Argentina's current situation is in flux. For a description of the immediate effects of this turmoil, refer to the following sections: "Sale of Oil" on page 4, "Sale of Gas" on page 5 and "Liquidity and Capital Resources" on page 16.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Report of Independent Public Accountants                                  25

Consolidated Balance Sheets
  December 31, 2001 and 2000                                              26

Consolidated Statements of Operations
  Three Years Ended December 31, 2001                                     27

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 2001                                     28

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 2001                                     29

Notes to Consolidated Financial Statements                                30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apco Argentina Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 1, 2002

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

     (Amounts in Thousands Except Share and Per Share Amounts)    December 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
ASSETS

Current Assets:
       Cash and cash equivalents                              $ 16,048    $ 16,576
       Accounts receivable                                       2,154       4,905
       Inventory                                                   293         308
       Other current assets                                        642         501
                                                              --------    --------

          Total Current Assets                                  19,137      22,290
                                                              --------    --------

Property and Equipment:
       Cost, successful efforts method of accounting            58,345      49,609
       Accumulated depreciation, depletion and amortization    (28,309)    (25,286)
                                                              --------    --------

                                                                30,036      24,323
                                                              --------    --------

Argentine investments, equity method                            31,503      33,583
Other assets                                                     1,841       2,788
                                                              --------    --------

                                                              $ 82,517    $ 82,984
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                       $  4,040    $  2,279
       Accrued liabilities                                         172       5,077
       Dividends payable                                         1,196       1,196
                                                              --------    --------

          Total Current Liabilities                              5,408       8,552
                                                              --------    --------

Long-term liabilities                                              197         946
Deferred Argentine income taxes                                    693         944

Stockholders' Equity, per accompanying statements:
       Ordinary shares, par value $.01 per share;
          15,000,000 shares authorized;
           7,360,311 shares outstanding                             74          74
       Additional paid-in capital                                9,326       9,326
       Retained earnings                                        66,819      63,142
                                                              --------    --------

           Total Stockholders' Equity                           76,219      72,542
                                                              --------    --------

                                                              $ 82,517    $ 82,984
                                                              ========    ========


  The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



(Amounts in Thousands Except Per Share)

                                                For the Years Ended December 31,
                                                --------------------------------
                                                  2001       2000        1999
                                                --------   --------    --------
REVENUES:
    Operating revenues                          $ 25,384   $ 30,305    $ 19,437
    Equity income from Argentine investments       5,905     11,804       5,963
    Financial and other revenues                     752        803         434
                                                --------   --------    --------

                                                  32,041     42,912      25,834
                                                --------   --------    --------


COST AND EXPENSES:

    Operating expense                              7,040      6,186       5,349
    Provincial production tax                      2,828      3,232       2,144
    Transportation & storage                         912        991         871
    Selling and administrative                     4,604      1,889       1,856
    Depreciation, depletion and amortization       3,112      2,740       2,748
    Exploration expense                            1,296        917         473
    Argentine taxes other than income                357        290         282
    Other (income) expense, net                      766       (991)        458
                                                --------   --------    --------

                                                  20,915     15,254      14,181
                                                --------   --------    --------

       Income before Argentine tax                11,126     27,658      11,653

    Argentine Income Tax                           2,665      5,437       2,165
                                                --------   --------    --------

NET INCOME                                      $  8,461   $ 22,221    $  9,488
                                                ========   ========    ========


 INCOME PER ORDINARY SHARE, Basic and Diluted   $   1.15   $   3.02    $   1.29
                                                ========   ========    ========



AVERAGE ORDINARY SHARES
  OUTSTANDING, Basic and Diluted                   7,360      7,360       7,360
                                                ========   ========    ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Amounts in Thousands Except Per Share)

                                 Ordinary Shares    Additional
                               -------------------    Paid-in    Retained
                                Shares     Amount    Capital     Earnings
                               --------   -------- -----------   --------
BALANCE, January 1, 1999          7,360   $     74   $  9,326   $ 41,001

     Net income                      --         --         --      9,488

     Dividends declared
          $(0.65 per share)          --         --         --     (4,784)
                               --------   --------   --------   --------

BALANCE, December 31, 1999        7,360         74      9,326     45,705

     Net income                      --         --         --     22,221

     Dividends declared
          $(0.65 per share)          --         --         --     (4,784)
                               --------   --------   --------   --------

BALANCE, December 31, 2000        7,360         74      9,326     63,142

     Net income                      --         --         --      8,461

     Dividends declared
        $(0.65 per share)            --         --         --     (4,784)
                               --------   --------   --------   --------

BALANCE, December 31, 2001        7,360   $     74   $  9,326   $ 66,819
                               ========   ========   ========   ========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For the Years Ended December 31,
                                                                --------------------------------
(Amounts in Thousands)                                            2001        2000       1999
                                                                --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net income                                                 $  8,461    $ 22,221    $  9,488
     Adjustments to reconcile net income to cash
       Provided by operating activities:
         Equity income from Argentine investment                  (5,905)    (11,804)     (5,963)
         Petrolera dividends                                       4,717       5,340       4,156
         Deferred income taxes                                      (251)        772         172
         Depreciation, depletion and amortization                  3,112       2,740       2,748
         Prior year exploration costs charged to expense             492         152          --
         Other changes in property and equipment                      12         (51)         18
         Changes in accounts receivable                            2,751      (1,384)       (483)
         Changes in inventory                                         15         123         (13)
         Changes in other current assets                            (141)        (40)          9
         Changes in accounts payable                               1,761         410      (1,457)
         Changes in accrued liabilities                           (4,905)      2,987       1,167
         Changes in Acambuco investment                               --      (1,342)     (1,375)
         Changes in other assets and other liabilities               109      (3,998)        626
                                                                --------    --------    --------

     Net cash provided by operating activities                    10,228      16,126       9,093

CASH FLOW FROM INVESTING ACTIVITIES:
         Capital expenditures                                     (5,972)     (6,807)     (4,021)

CASH FLOW FROM FINANCING ACTIVITIES:
         Dividends paid                                           (4,784)     (4,784)     (4,784)
                                                                --------    --------    --------

NET CHANGES IN CASH AND CASH EQUIVALENTS                            (528)      4,535         288

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            16,576      12,041      11,753
                                                                --------    --------    --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $ 16,048    $ 16,576    $ 12,041
                                                                ========    ========    ========

Supplemental disclosures of cash flow information:

         Cash paid during the year for Argentine income taxes   $  5,968    $  2,775    $    530


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)            BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

               GENERAL INFORMATION AND PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiary, Apco Properties Ltd. (a Cayman Islands corporation), which are herein collectively referred to as the Company. The Company has only one business segment and is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal businesses are a 23% participation in the Entre Lomas Concession (Entre Lomas, an unincorporated joint venture), which is accounted for following the proportional consolidation method, and a 33.684% interest in Petrolera Perez Companc S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for following the equity method (see Note 3). Petrolera owns a 73.15% interest in Entre Lomas. The Company also owns a 1.5% interest in the Acambuco concession and a 45% interest in the Canadon Ramirez concession. All of the Company's operating revenues and equity income, and all of its long-lived assets are in Argentina.

               A wholly owned subsidiary of The Williams Companies, Inc. ("Williams") currently owns 68.96% of the outstanding ordinary shares of the Company.

               Oil and gas operations are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

               Because the Company's assets are located in Argentina, management has historically been required to deal with threats from inflation, devaluation and currency controls (see Note 10).

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

               CHANGE IN ACCOUNTING POLICY

               Prior to 2001, the Company utilized proportionate consolidation for its investment in Petrolera because Petrolera's only activity is its participation in Entre Lomas. Management believed that such presentation was a better and more substantive disclosure of the Company's total investment in Entre Lomas than would be provided using equity accounting. During 2000, the Emerging Issues Task Force reached a consensus in EITF No. 00-1 that proportionate consolidation was not appropriate for corporate entities such as Petrolera. EITF 00-1 is effective for annual periods ending

                       APCO ARGENTINA INC. AND SUBSIDIARY
               after June 15, 2000. Accordingly, the Company implemented EITF No. 00-1 effective December 31, 2000 and retroactively applied such change by the restatement of all prior period information in these financial statements. Such restatement had no effect on previously reported net income or earnings per share (see Note
               3).

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

               The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2001, 2000 and 1999, the Company did not record any impairment expense as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

               NET INCOME PER ORDINARY SHARE

               Net income per ordinary share is based on the weighted average number of ordinary shares outstanding. Basic and diluted net income per ordinary share are the same, as the Company has not issued any potentially dilutive securities such as stock options.

                       APCO ARGENTINA INC. AND SUBSIDIARY

               FOREIGN EXCHANGE

               The general policy followed in the translation of the Company's financial statements of foreign operations into United States dollars is in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the United States dollar as the functional currency. Accordingly, translation gain and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in results of operations as incurred.

               INCOME TAXES

               Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statements and tax basis of the assets and liabilities, if any.

               RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
               - Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption had no impact on the Company's financial statements, as it is not currently using derivative instruments. Additional volatility in earnings and comprehensive income may occur as a result of the adoption of SFAS No. 133, should the Company use derivative instruments in the future.

               In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but assessed annually for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged,

                       APCO ARGENTINA INC. AND SUBSIDIARY
               regardless of the acquirer's intent to do so. As a result, there will be more recognized intangible assets, such as non-patented technology and database content, separated from goodwill. Those assets will be amortized over their useful lives, other than assets than have an indefinite life. SFAS 142 application is required, starting with fiscal years beginning after December 15, 2001. The Company has no intangible assets and therefore the adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial statements.

               In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Currently the Company accrues such future abandonment costs of wells and related facilities through its depreciation, depletion and amortization calculation, and includes the cumulative accrual in accumulated depreciation, depletion and amortization. The new standard will require that the Company record the entire fair value of the retirement obligation as a cost of the well at the time it is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to financial statements for the years beginning after June 15, 2002. While the new standard will require that the Company change its accounting for such abandonment obligations, the Company has not had an opportunity to evaluate the impact of the new standard on its financial statements.

               As of December 31, 2001, the Company has accrued and classified in accumulated depreciation, depletion and amortization a total of $1.7 million of future abandonment costs relating to its direct interest in the Entre Lomas concession. The Company's present total undiscounted estimate of such costs to be incurred in the future is approximately $2.9 million net to its direct interest in the joint venture based on $27 thousand per well. Such estimate is based on current cost estimates for well abandonment net of estimated salvage. The Company has not incurred any significant abandonment costs to date and does not expect to incur any significant costs during the next several years. The accrual for future abandonment costs included in depreciation, depletion, and amortization expense for the years indicated, expressed in thousands, is as follows:

                                       2001             2000            1999
                                       ----             ----            ----
Future abandonment costs               $290             $241            $174


               In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The

                       APCO ARGENTINA INC. AND SUBSIDIARY
               provisions of this Statement generally are to be applied prospectively. The Company adopted SFAS 144 as of January 1, 2002, and does not believe that the adoption will have a material impact on its financial position or results of operations.

(2)            ENTRE LOMAS JOINT VENTURE

               As discussed in Note 1, the Company owns a 23% direct interest in Entre Lomas. It also owns a 24.64% indirect interest by virtue of its 33.684% stock ownership in Petrolera, the operator of the joint venture, which owns 73.15% of the joint venture. Consequently, the Company's combined direct and indirect interests in the Entre Lomas joint venture total 47.64%. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southern Argentina.

               The Company's direct pro-rata share of the assets, liabilities, revenues and expenses of Entre Lomas are reflected in the Company's Consolidated Financial Statements using proportional consolidation.

(3)            INVESTMENT IN PETROLERA PEREZ COMPANC S.A.

               As described in Note 1, the Company accounts for its investment in Petrolera using the equity method of accounting, whereby the investment account is increased, and equity income is recognized, for the Company's share of Petrolera's net income. Dividends from Petrolera are recorded as a reduction of the investment. Petrolera is a non-public Argentine corporation. The Petrolera balance sheet as of December 31, 2001 and 2000, and income statement for each of the three years in the period ended December 31, 2001, are as follows:

                       APCO ARGENTINA INC. AND SUBSIDIARY

PETROLERA PEREZ COMPANC S.A.
BALANCE SHEETS                       December 31,
                                 -------------------
                                   2001       2000
                                 --------   --------
                           (In U.S. $000's, Argentine GAAP)
ASSETS
Cash and cash equivalents        $  4,797   $ 11,388
Accounts receivable                 5,228     11,354
Inventory                             636      1,071
                                 --------   --------
                                   10,661     23,813
                                 --------   --------

Property and equipment, net        79,051     78,592
Other assets                        6,065      6,868
                                 --------   --------

                                 $ 95,777   $109,273
                                 ========   ========

LIABILITIES AND EQUITY
Accounts payable                 $  3,272   $  4,964
Accrued liabilities                 1,647      1,227
Taxes payable                          --     13,317
Bank Indebtedness - Short term      2,020         --
                                 --------   --------
                                    6,939     19,508
                                 --------   --------

Long-term liabilities                 262      1,978

Equity                             88,576     87,787
                                 --------   --------

                                 $ 95,777   $109,273
                                 ========   ========

PETROLERA PEREZ COMPANC S.A.
INCOME STATEMENTS

                                                        December 31,
                                              --------------------------------
                                                2001        2000        1999
                                              --------    --------    --------
                                              (In U.S. $000's, Argentine GAAP)
Revenues                                      $ 80,546    $ 95,944    $ 61,791
                                              --------    --------    --------
Operating expenses                              23,318      27,237      17,822
Royalties                                        8,821      10,286       6,819
Transportation and selling                       3,193       3,599       3,111
Exploration expenses                             4,506         926         470
Depreciation                                    12,107       8,254       7,690
Other (income) expense - net                      (133)     (1,070)        205
Financial income and holding gains                (287)       (367)       (149)
Argentine taxes                                 11,533      16,504       9,784
Foreign Exchange Loss                            2,693          --          --
                                              --------    --------    --------
Total expense                                   65,751      65,369      45,752
                                              --------    --------    --------
Net income                                    $ 14,795    $ 30,575    $ 16,039
                                              ========    ========    ========

Reconciliation to U.S. GAAP:
   Net income:
     Apco share of net income under           $  4,983    $ 10,299    $  5,403
       Argentine GAAP
     Capitalize expensed development costs,
       net of depreciation effects                (277)      2,064         527
     Differences in depreciation                   696          --          --
     Retirement obligation adjustments             (43)        248          --
     Deferred income tax effects                   300        (825)       (185)
     Amortization of basis difference              246          18         218
                                              --------    --------    --------

Apco share of net income under U.S. GAAP      $  5,905    $ 11,804    $  5,963
                                              ========    ========    ========

   Equity:
     Apco share of equity under Argentine     $ 29,836    $ 29,570
       GAAP
     Capitalize expensed development costs,      2,314       2,591
       net
     Accumulated depreciation                      696          --
     Pension obligation effects                    205         248
     Deferred tax liability                       (710)     (1,010)
     Basis difference, net of amortization        (838)     (1,084)
                                              --------    --------

   Apco share of equity under U.S. GAAP       $ 31,503    $ 30,315
                                              ========    ========

                       APCO ARGENTINA INC. AND SUBSIDIARY

               The "Argentine GAAP" financial data above is stated in thousands of U.S. dollars, the Company's reporting currency. Petrolera's reporting currency is the Argentine peso. The Company plans to file the full audited financial statements of Petrolera, a foreign investee, when available.

               The Company's carrying amount of its investment in Petrolera is less than its proportionate share of the net equity (basis difference) by $0.8 million as of December 31, 2001. The basis difference was created in periods prior to 1991 when the Company accounted for its interest in Petrolera under the cost recovery method due to past economic conditions in Argentina. The Company amortizes the basis difference to equity income based on the unit-of-production depreciation rate of Petrolera's oil and gas property interests in Entre Lomas. Such amortization totaled $245,000, $18,000 and $218,000 during 2001, 2000 and 1999, respectively.

               At December 31, 2001 undistributed earnings of Petrolera included in the Company's retained earnings balance was approximately $29.8 million.

(4)            CASH EQUIVALENTS

               Cash and cash equivalents include highly liquid bank deposits of $13,600,000 and $14,238,000, with interest ranging from 1.38 -
               1.95% and 5.99 - 6.19% in 2001 and 2000, respectively.

               The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

(5)            MAJOR CUSTOMERS

               Sales to customers with greater than ten percent of total operating revenues consist of the following:

                                                      For the Years Ended December 31,
                                                  --------------------------------------
                                                    2001            2000          1999
                                                  --------        --------      --------
              Refineria San Lorenzo                    *            19.2%         30.1%
              Petrobras S.A.                        48.8%           43.5%         21.3%
              Shell C.A.P.S.A.                      21.9%           15.9%         21.3%
              Camuzzi Gas Pampeana S.A.                *               *          16.3%

              * Less than 10 percent

               Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company's customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(6)            RELATED PARTY TRANSACTIONS

               The Company paid $560,000, $205,000, and $147,000 in 2001, 2000 and 1999, respectively, to Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 2001 and December 31, 2000, were approximately $200,000 and $351,000, respectively.

               The Company is dependent on Williams as it relates to certain employees performing services for the Company, and certain other costs such as rent, reproduction, office supplies, computer support, etc. Williams directly charges Apco monthly for the time and associated costs of employees based on an allocation of time dedicated to the affairs of Apco. Apco also utilizes certain executive support services of Williams, primarily the time of the Company's executive officers who are also officers of Williams for which the Company accrues an executive support allocation charge by Williams.

(7)            CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

               The Company incorporated in the Cayman Islands in 1979. Since then, the Company's income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company's income during 2001, 2000 and 1999 was generated outside the United States.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(8)            ARGENTINE TAXES

               The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

                                         2001         2000             1999
                                       -------       -------         --------
              Income taxes
                Current                $ 2,465       $ 4,665         $  1,993
                Deferred                   200           772              172
              Other taxes                  357           290              282
                                       -------       -------         --------

                                       $ 3,022       $ 5,727         $  2,447
                                       =======       =======         ========

               Income tax deposits made by the Company throughout 2001 exceed the total income tax expense recorded for the year. Consequently, at December 31, 2001, the Company's balance sheet reflects an income tax receivable of $358 thousand. Argentina income taxes payable at December 31, 2000 was $3.2 million.

               The deferred Argentine income tax provision relates primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax liability at December 31 consists of the following (in thousands):

                                                          2001        2000
                                                         ------      ------
              Property basis difference                  $  626      $  847
              Retirement plan obligation                     67          97
                                                         ------      ------
                                                         $  693      $  944
                                                         ======      ======

               TAX DISPUTES

               In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture partners and Petrolera's legal and tax counsel that it was exempt from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result, the deposits were not made.

               In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court, which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court which

                       APCO ARGENTINA INC. AND SUBSIDIARY
               in November 1998, ruled in favor of Petrolera. Subsequently the DGI filed an appeal with the Supreme Court which in May 2000 ruled in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million or $2.1 million and $391 thousand, respectively, net to the Company's consolidated interest in Entre Lomas.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

               $9.9 million, or $2.3 million net, that included installment interest and court costs, was paid from June 2000 through June 2001 eliminating the current liability recorded in June 2000. Installment interest was charged to expense as the installments were paid. The following table summarizes the various components of the total amount paid.

                                             Entre Lomas              Company's Direct
                                               Partners                   Interest
                                             -----------              ----------------
                                                        (in Millions)
              Obligatory savings deposit         $9.2                       $2.1
              Court costs                         0.4                        0.1
              Installment interest                0.3                        0.1
                                                 ----                       ----
              Total                              $9.9                       $2.3
                                                 ====                       ====

               In February 1993, the Neuquen Tax Bureau demanded that Petrolera pay the Stamp Tax on Additional Clause No. 3, the third amendment to the original Entre Lomas contract number 12,507. Petrolera appealed this decision before the Tax court of the province and lost. In March 1994, Petrolera deposited $1.6 million, the sum claimed. After various appeals, all of which had unfavorable results, in October 2001, a new appeal was filed by Petrolera before the National Supreme Court. A decision by the Supreme Court is pending.

               Should Petrolera not prevail in the Supreme Court, in the opinion of its management and legal counsel, it is entitled to seek reimbursement from the National Executive Power pursuant to terms of contract 12,507. The National Executive Power assumed YPF S.A.'s pending obligations when YPF S.A., the former state owned oil company of Argentina, was privatized. Accordingly, the amount deposited was recorded as a receivable by Petrolera and the Company.

(9)            LONG-TERM LIABILITIES

               At December 31, 2001 and 2000, other current liabilities and long-term liabilities consisted of the following:

                                                   2001          2000
                                                   ----          ----
              Long-term liabilities:

                 Retirement obligations            $115          $397
                 Other long-term obligations         82           549
                                                   ----          ----

                                                   $197          $946
                                                   ====          ====

(10)           ARGENTINE CURRENCY FLUCTUATIONS

               Beginning in 1991, the Argentine peso ("peso") was tied to the US dollar at a rate of one peso to one US dollar. As a result of economic instability and substantial withdrawals from the banking system, in early December 2001, the Argentine

                       APCO ARGENTINA INC. AND SUBSIDIARY
               government instituted restrictions that prohibited foreign money transfers without Central Bank approval and prohibited cash withdrawals from bank accounts above a certain amount with certain limited exceptions. While the legal exchange rate remained at one peso to one US dollar, financial institutions were allowed to conduct only limited activity due to these controls, and currency exchange activity was effectively halted except for personal transactions in small amounts. These actions by the government in effect caused a devaluation of the peso in December 2001. On January 11, 2002, the foreign currency markets re-opened with the floating exchange rate closing at a range of
               1.6 to 1.7 pesos to one US dollar.

               Because exchangeability of the peso was lacking from early December 2001 to January 11, 2002, the Company used the estimated exchange rate of 1.65 pesos to one US dollar at January 11, 2002 (the first rate subsequent to year end at which exchanges could be made) to translate peso-denominated balances at December 31, 2001, and peso-denominated transactions during December 2001. This translation generated a net foreign currency exchange loss of $557 thousand (included in other income (expense) on the statement of operations).

               On January 6, 2002, the Argentine government enacted an emergency law that required certain contracts that were previously payable in US dollars to be payable in pesos. US dollars in Argentine banks on this date were converted to pesos at a rate of 1.4 pesos to one US dollar. Pursuant to the emergency law, US dollar obligations between private parties due after January 6, 2002, are to be liquidated in pesos at a negotiated rate of exchange, which reflects a sharing of the impact of the devaluation. The emergency law requires the obligor to make an interim payment of one peso per US dollar of the claim and provides a period of 180 days for the parties to negotiate the final amount to settle the US dollar obligations.

               Absent the January 6, 2002, emergency law, the devaluation of the peso would have had no effect on the US dollar-denominated payables and receivables at December 31, 2001. Therefore, the effect of this involuntary conversion will be recorded in 2002.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(11)           QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                 First      Second     Third      Fourth
                                                                Quarter    Quarter    Quarter    Quarter
                                                                -------    -------    -------    -------
              (Amounts in Thousands Except
                      Per Share Amounts)

              2001

              Revenues                                         $  8,643   $ 11,233   $  9,155   $  3,010
              Costs and expenses                                  4,855      5,443      4,809      8,473
              Net income (loss)                                   3,788      5,790      4,346     (5,463)
              Net income (loss) per ordinary share                  .51        .79        .59       (.74)

              2000

              Revenues                                         $  9,435   $ 10,202   $ 12,184   $ 11,091
              Costs and expenses                                  5,464      5,156      4,475      5,596
              Net income                                          3,971      5,046      7,709      5,495
              Net income per ordinary share                         .54        .69       1.05        .74

                       APCO ARGENTINA INC. AND SUBSIDIARY

                 UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

OIL AND GAS RESERVES

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company's interests in Argentina as estimated by the Company's independent reserve engineers.


Proved Oil, Condensate and
Plant Products
                                                (Millions of Barrels)
                                          -------------------------------
                                                        Equity
                                          Consolidated Interest
                                           Interests   Petrolera    Total
                                          ------------ ---------    -----
December 31, 1998                             9.9        10.7       20.6
Revisions of previous estimates:
         Engineering revisions               (0.3)       (0.4)      (0.7)
         Due to oil price changes             4.1         4.4        8.5
Extensions and discoveries                    1.2         1.1        2.3
Production                                   (0.8)       (0.9)      (1.7)
                                             ----        ----       ----

December 31, 1999                            14.1        14.9       29.0

Proved developed as of December 31, 1999      9.7        10.3       20.0
Proved undeveloped as of December 31, 1999    4.4         4.6        9.0

December 31, 1999                            14.1        14.9       29.0
Revisions of previous estimates:
         Engineering revisions                1.6         1.7        3.3
Extensions and discoveries                    0.7         0.7        1.4
Production                                   (0.9)       (1.0)      (1.9)
                                             ----        ----       ----

December 31, 2000                            15.5        16.3       31.8

Proved developed as of December 31, 2000      9.1         9.7       18.8
Proved undeveloped as of December 31, 2000    6.4         6.6       13.0

December 31, 2000                            15.5        16.3       31.8
Revisions of previous estimates:
         Engineering revisions               (1.3)       (1.3)      (2.6)
         Reclassification to probable        (2.3)       (2.3)      (4.6)
Extensions and discoveries                    0.2         0.1        0.3
Production                                   (0.9)       (1.0)      (1.9)
                                             ----        ----       ----

December 31, 2001                            11.2        11.8       23.0

Proved developed as of December 31, 2001      6.5         6.8       13.3
Proved undeveloped as of December 31, 2001    4.7         5.0        9.7

                       APCO ARGENTINA INC. AND SUBSIDIARY

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company's interests in Argentina as estimated by the Company's independent reserve engineers.

Natural Gas

                                                   (Billions of Cubic Feet)
                                              -----------------------------------
                                                             Equity
                                              Consolidated  Interest
                                                Interests   Petrolera      Total
                                              ------------  ---------      -----
December 31, 1998                                 13.3         14.2         27.5
Revisions of previous estimates
         Engineering revisions                    18.7         20.2         38.9
Extensions and discoveries                         9.9          2.5         12.4
Production                                        (3.4)        (3.7)        (7.1)
                                                  ----         ----         ----

December 31, 1999                                 38.5         33.2         71.7

Proved developed as of December 31, 1999          24.7         26.4         51.1
Proved undeveloped as of December 31, 1999        13.8          6.8         20.6

December 31, 1999                                 38.5         33.2         71.7
Revisions of previous estimates:
         Engineering revisions                    (6.2)        (7.6)        (13.8)
Extensions and discoveries                         3.5          3.8          7.3
Production                                        (2.9)        (3.1)        (6.0)
                                                  ----         ----         ----

December 31, 2000                                 32.9         26.3         59.2

Proved developed as of December 31, 2000          22.4         20.3         42.7
Proved undeveloped as of December 31, 2000        10.5          6.0         16.5

December 31, 2000                                 32.9         26.3         59.2
Revisions of previous estimates:
         Engineering revisions                    (2.2)        (2.3)        (4.5)
Reclassification to probable                      (1.2)        (1.3)        (2.5)
Extensions and discoveries                         4.9          0.5          5.4
Production                                        (2.9)        (2.9)        (5.8)
                                                  ----         ----         ----

December 31, 2001                                 31.5         20.3         51.8

Proved developed as of December 31, 2001          20.8         16.8         37.6
Proved undeveloped as of December 31, 2001        10.7          3.5         14.2

Due to changed circumstances in Argentina resulting from the country's recent economic problems, described in the following sections: "Argentine Economic and Political Environment" on page 22 and "Liquidity and Capital Resources" on page 16, the Entre Lomas joint venture partners feel that because the granting of the ten year extension requires government approval, it is now appropriate to differentiate between reserves estimated to be produced through 2016, and reserves expected to be produced over the ten year extension period. Although the Entre Lomas partners have since

                       APCO ARGENTINA INC. AND SUBSIDIARY

1968 successfully obtained Entre Lomas contract extensions on several occasions, both Apco and Petrolera feel that reserves attributable to the extension period, or 2017-2026, that would otherwise be classified as proved using conventional engineering methods of estimating reserves, should in light of changed circumstances, be reclassified to the probable category. This reclassification has been identified separately in the preceding tables of oil and gas reserves.

There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 2001.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina.

                                          (Millions of U.S. Dollars)
                                      ----------------------------------
                                                     Equity
                                      Consolidated  Interest
                                        Interests   Petrolera     Total
                                      ------------  ---------     -----
As of December 31, 2001

Future revenues (1 and 2)                  237         235         472
Future expenditures (3)                    105         107         212
                                          ----        ----        ----
                                           132         128         260
Argentine taxes (4 and 5)                   38          37          75
                                          ----        ----        ----
Future net cash flows                       94          91         185
Effect of discounting 10%                   41          38          79
                                          ----        ----        ----
Standardized measure of discounted
    Future net cash flows                 $ 53        $ 53        $106
                                          ====        ====        ====


As of December 31, 2000

Future revenues (1 and 2)                 $444        $461        $905
Future expenditures (3)                    204         209         413
                                          ----        ----        ----
                                           240         252         492
Argentine taxes (4 and 5)                   78          83         161
                                          ----        ----        ----
Future net cash flows                      162         169         331
Effect of discounting 10%                   78          79         157
                                          ----        ----        ----
Standardized measure of discounted
    future net cash flows                 $ 84        $ 90        $174
                                          ====        ====        ====

As of December 31, 1999

Future revenues (1 and 2)                  400         413         813
Future expenditures (3)                    177         183         360
                                          ----        ----        ----
                                           223         230         453
Argentine taxes (4 and 5)                   73          76         149
                                          ----        ----        ----
Future net cash flows                      150         154         304
Effect of discounting 10%                   79          82         161
                                          ----        ----        ----
Standardized measure of discounted
    Future net cash flows                 $ 71        $ 72        $143
                                          ====        ====        ====

(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

                       APCO ARGENTINA INC. AND SUBSIDIARY

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2001 was $17.66, as compared with $26.16 and $24.98 for 2000 and 1999, respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3) Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.

(4) Estimated taxes consider all taxes to which the Company is subject in Argentina.

(5) Conversion to U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.

         For the years 2000 and 1999, the rate of exchange was 1:1. Due to economic problems in Argentina that culminated in December, the Argentine government declared an exchange rate holiday from mid December until January 11. When exchange operations reopened, the rate of exchange was 1.65 pesos to 1 US dollar. Therefore, as required by FASB Statement No. 52, Foreign Currency Translation, a rate of 1.65:1 was used to convert peso denominated revenues and expenditures.

(6) The impact on the standardized measure of the reclassification to probable reserves of 4.6 mmbbls of estimated oil reserves and 2.5 bcf of estimated gas reserves expected to be produced during the extension period of 2017-2026 is less than 3%.

DISCOUNTED FUTURE NET CASH FLOWS PRESENTED HEREIN MAY NOT BE RELIABLE DUE TO THE DIFFICULTY OF ESTIMATING REMAINING RECOVERABLE RESERVES. ESTIMATES OF OIL AND GAS RESERVES AND RATES OF FUTURE PRODUCTION ARE INHERENTLY IMPRECISE AND CHANGE OVER TIME, AS NEW INFORMATION BECOMES AVAILABLE. AS A RESULT, SUBSEQUENT REVISIONS OF THE QUANTITY AND VALUATION OF PROVED RESERVES MAY BE SIGNIFICANT.

CHANGES IN STANDARDIZED MEASURE

The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of standardized measure attributable to the estimate of the Company's Argentine proved oil and gas reserves.

Total Including Equity Interest in Petrolera

                                                              (Millions of U.S. Dollars)
                                                          ---------------------------------
                                                          2001          2000           1999
                                                          -----         -----         -----
  Revenues, net of production costs                       $ (41)        $ (55)        $ (32)
  Net changes in prices and production costs                (79)           12            88
  Additions and revisions of previous estimates             (65)           50           129
  Changes in estimated development costs                     11           (26)          (12)
  Development costs incurred during current period           19            14             8
  Net changes in Argentine taxes                             43           (12)          (66)
  Accretion of discount                                      26            21             3
  Timing of future production and other                      18            27            (2)
                                                          -----         -----         -----

  Net increase (decrease) in standardized measure         $ (68)        $  31         $ 116
                                                          =====         =====         =====

                       APCO ARGENTINA INC. AND SUBSIDIARY

The standardized measure sensitivity that results from assuming the conditions that existed on the day the foreign exchange holiday commenced is $89 million, or a decrease of $85 million. This value is representative of prices and costs as of the date the foreign exchange holiday commenced when the exchange rate was still 1 peso to 1 US dollar and reflects no devaluation of either revenues or expenditures.

Most oil and gas sold by the Company domestically in Argentina is priced in US dollars and is paid for in pesos. Certain domestically purchased goods and services are also priced in US dollars and paid for in pesos. As described elsewhere in this document, as required by the Argentine government, the exchange rates for payment in January of these types of sale and purchase transactions that occurred in December 2001 were negotiated between sellers and buyers at rates that were less than the free floating rate of exchange. This has the effect of reducing the effective US dollar price and the US dollar cost of domestic sales and purchases.

The standardized measure sensitivity that results from assuming this effect, or conditions that existed after the day foreign exchange operations reopened, is $81 million. The decrease in value of $8 million from the previously described no devaluation sensitivity is representative of the effect the peso devaluation had on both the Company's revenues and expenditures.

DRILLING ACTIVITY

During 2001, the Company participated in the drilling of 19 gross wells, and 8 net wells (4 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). During 2000, the Company participated in the drilling of 17 gross wells, and 7 net wells (3 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). During 1999, the Company participated in the drilling of 15 gross wells and 6 net wells (3 pertaining to the Company's consolidated interests, 3 to its equity interest in Petrolera). Of the 51 gross wells drilled, and 21 net wells (10 pertaining to the Company's consolidated interests, 11 to its equity interest in Petrolera) over the three year period, all were development wells except 1 exploration well in Entre Lomas in which the Company has direct and indirect interests totaling 47.64%, and 3 exploration wells in Acambuco in which the Company has a 1.5% interest. All wells drilled over the three-year period were productive except 1 dry hole in Acambuco.

                       APCO ARGENTINA INC. AND SUBSIDIARY

WELL COUNT AND ACREAGE

The total gross and net well count from all acreage in which the Company has an interest is as follows:

For the year ended December 31, 2001                   Equity
                                        Consolidated  Interest
                              Gross       Interests   Petrolera      Total
                              -----     ------------  ---------      -----
Oil                            290           65           70          135
Gas                             29            6            6           12
Injection or water             123           28           30           58
Inactive or abandoned           77           20           19           39
                               ---          ---          ---          ---

   Total                       519          119          125          244
                               ===          ===          ===          ===

For the year ended December 31, 2000                          Equity
                                               Consolidated  Interest
                                     Gross      Interests    Petrolera      Total
                                     -----     ------------  ---------      -----
Oil                                   274           62           67          129
Gas                                    33            7            7           14
Injection or water                    121           28           30           58
Inactive or abandoned                  78           19           12           31
                                      ---          ---          ---          ---

   Total                              506          116          116          232
                                      ===          ===          ===          ===

The Company currently holds interest in three concessions with a total surface area of 542,571 acres, 132,810 acres net to the Company (87,603 acres pertaining to its consolidated interests, 45,207 to its equity interest in Petrolera). Developed acreage in the three concessions totals 44,599 acres, 18,850 acres net to the Company (9,141 acres pertaining to its consolidated interest, 9,709 acres to its equity interest in Petrolera). Undeveloped acreage in the three concessions totals 497,872 acres, 113,960 acres net to the Company (78,462 acres pertaining to its consolidated interests, 35,498 acres to its equity interest in Petrolera).

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

                                            (Thousands of U.S. Dollars)
                                            ---------------------------
                                              2001               2000
                                            --------           --------
Unproved                                    $    892           $    892
Proved oil and gas properties                 57,087             48,358
Accumulated depreciation
  depletion and amortization                 (28,028)           (25,028)
                                            --------           --------

Net capitalized costs                       $ 29,951           $ 24,222
                                            ========           ========

                       APCO ARGENTINA INC. AND SUBSIDIARY

VOLUME, PRICE AND COST STATISTICS

The following table shows total sales volumes of crude oil and condensate and natural gas and average sales prices and production costs for the last three years.

                                                           2001          2000            1999
                                                           ----          ----            ----
     Volumes consolidated interests

         Crude Oil and Condensate (bbls)                   849,352        869,169        805,153
         Gas (mcf)                                       2,900,743      2,890,789      3,421,311
         LPG (tons)                                          4,530          3,372          3,136

     Volumes equity interest in Petrolera

         Crude Oil and Condensate (bbls)                   906,339        931,144        862,564
         Gas (mcf)                                       2,879,789      3,096,915      3,665,265
         LPG (tons)                                          4,853          3,613          3,359

     Total volumes

         Crude Oil and Condensate (bbls)                 1,755,691      1,800,313      1,667,717
         Gas (mcf)                                       5,780,532      5,987,704      7,086,576
         LPG (tons)                                          9,383          6,985          6,495

     Average Sales Prices (in U.S. Dollars)

         Oil (per bbl)                                   $   24.20      $   29.41      $   17.75
         Gas (per mcf)                                        1.28           1.35           1.35
         LPG (per ton)                                      250.29         247.27         170.10

     Average Production Costs (in U.S. Dollars)

         Oil (per bbl)                                   $   10.58      $    8.54      $    8.26
         Gas (per mcf)                                         .30            .26            .21
         LPG (per ton)                                       53.05          70.52          74.75

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12% provincial production tax, which is paid separately and is accounted for as an expense by the Company. In calculating royalty payments, the Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including the costs of remedial well workovers and depreciation of property and equipment. The per unit cost of depreciation included in average production cost for oil and gas is $3.42 and $.16, respectively.

Prices and costs for the consolidated interest and equity interest in Petrolera are the same. The two interests represent different ownership percentages in the Entre Lomas joint venture.

                       APCO ARGENTINA INC. AND SUBSIDIARY

COSTS INCURRED IN ACQUISITIONS, EXPLORATION, AND DEVELOPMENT

The following table details total expenditures for acquisitions, exploration, and development made by the Company during the current and two previous years. No acquisition costs were incurred by the Company during the three years.

                                            (Millions of U.S. Dollars)
                                        -----------------------------------
                                                        Equity
                                        Consolidated   Interest
                                          Interest     Petrolera      Total
                                        ------------   ---------      -----
For the year ended December 31, 2001

  Exploration                               $ 1          $ 1          $ 2
  Development                                 6            5           11
  Workovers                                   2            2            4
                                            ---          ---          ---

  Total                                     $ 9          $ 8          $17
                                            ===          ===          ===

For the year ended December 31, 2000

  Exploration                               $ 2          $--          $ 2
  Development                                 7            7           14
  Workovers                                   1            1            2
                                            ---          ---          ---

  Total                                     $10          $ 8          $18
                                            ===          ===          ===

For the year ended December 31, 1999

  Exploration                               $ 1          $--          $ 1
  Development                                 4            4            8
  Workovers                                   1           --            1
                                            ---          ---          ---

  Total                                     $ 6          $ 4          $10
                                            ===          ===          ===

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

               None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      IDENTIFICATION OF DIRECTORS

                                                                                                          Director's
                                                                                                            Term of
                                                                                            Director        Office
                     Name                       Age          Position                        Since          Expires
                     ----                       ---          --------                       --------      ----------
               Randall L. Barnard                44       Chairman of the Board               2001           2004

               J. H. Williams                    83       Director                            1992           2003

               T. Bueno                          50       Director                            1998           2002

               R. J. LaFortune                   75       Director                            1998           2002

               Phillip D. Wright                 46       Director                            2002           2004

(b)            IDENTIFICATION OF EXECUTIVE OFFICERS

               Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.


                                                                                                          Officer
                     Name                        Age                 Position                              Since
                     ----                        ---                 --------                             -------
               Randall L. Barnard                44       Chairman of the Board, President                  2001
                                                            and Chief Executive Officer

               J. D. McCarthy                    59       Vice President and                                1991
                                                            Chief Financial Officer

               Thomas Bueno                      50       General Manager and Controller,                   1991
                                                           Chief Accounting Officer

(c)            IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

               None.

(d)            FAMILY RELATIONSHIPS

               There are no family relationships between any director or executive officer and any other director or executive officer in the Company.

(e)            BUSINESS EXPERIENCE

               Mr. Barnard is and has been President and General Manager of Williams International Company a wholly owned subsidiary of Williams since September 2000. He was previously Venezuelan Country Manager for Williams International from 1997 through August 2000 and prior to that, Managing Director of Business Development of Williams International. During the latter part of 2001, while the Company was endeavoring to complete the Apco/Globex merger, Mr. Barnard devoted as much as 20% of his time to the Company's business. Subsequently, he has devoted approximately 5% of his time to the Company's affairs.

               Mr. Williams is engaged in personal investments. He was Chairman of the Board and Chief Executive Officer of Williams prior to retiring at the end of 1978. Mr. Williams is a director of Unit Corporation, Westwood Corporation, Willbros Group, Inc. and Petrolera Perez Companc S.A. Mr. Williams is retired and the time he devotes to the business of the Company is limited to the time required to perform his duties as a Director of Apco and a member of its Audit Committee.

               Mr. Bueno has been employed by Williams since 1984 and has held various positions with the Company since 1985. Mr. Bueno is a director of Petrolera Perez Companc S.A. Mr. Bueno devotes approximately 90% of his time to the Company's business.

               J. D. McCarthy is Senior Vice President of Finance of Williams. He was previously Vice President and Treasurer of Williams from 1987 through 1991.

               Mr. LaFortune is self-employed and manages personal investments. He is the former Mayor of the city of Tulsa and was a retired Director of The Williams Companies, Inc. He is also a Director of the Bank of Oklahoma Financial Corporation.

               Mr. Wright is and has been President and Chief Operating Officer of Williams Energy Services, since September 2001 as well as President and Chief Operating Officer of Williams Energy Partners L.P. since February 2001. He was previously Senior Vice President, Enterprise Development and Planning for Williams Energy Services from 1998-2001 and President and Chief Operations Officer of Williams Energy Derivitives and Trading from 1998-1996.

(f)            INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

               None.

ITEM 11. EXECUTIVE COMPENSATION

(a)            CASH COMPENSATION

               Mr. Barnard receives no salary, bonus, or other compensation from the Company, and neither Williams nor Williams International charges the Company for Mr. Barnard's time in serving as the Company's Chief Executive Officer. No other executive officer of the Company has a total annual salary and bonus in excess of

               $100,000. No other compensation was awarded to, earned by, or paid to any of the Company's executive officers of a nature required to be reported herein. The Company understands that it is the position of Williams that Mr. Barnard's compensation as an officer of Williams includes compensation for his responsibilities for Williams' investments, including its investment through Williams Global Energy in the Company, and that no additional compensation from the Company is appropriate.

               Apco is dependent on Williams as it relates to its executive officers. Williams directly charges Apco monthly for the time and associated costs of Mr. Bueno and his administrative assistant based on an allocation of time dedicated to the affairs of the Company. The Company is also charged an executive support allocation by Williams for the services of Mr. Barnard and any other executive support other than Mr. Bueno.

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

(e)            TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

               None.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AT
               DECEMBER 31, 2001

                                                                                           Amount and
                                                                                            Nature of        Percent
                                            Name and Address of                            Beneficial          of
                Title of Class               Beneficial Owner                               Ownership         Class
                --------------              -------------------                            ----------        -------
               Ordinary Shares        Williams Global Energy (Cayman) Limited                5,075,398        68.96
               $.01 Par Value         One Williams Center
                                      Tulsa, Oklahoma  74172

               Ordinary Shares        Lehman Brothers Holdings Inc.                            538,076          7.3
               $.01 Par Value         399 Park Avenue
                                      New York, NY 10022

(b)            SECURITY OWNERSHIP OF MANAGEMENT AT DECEMBER 31, 2001

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

               *(10)     -  Agreement between the Joint Committee created by
                            the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc
                            S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507.

                (24)     -  Power of attorney.

                (99)     -  Notification of Arthur Andersen LLP representations.

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


                                    APCO ARGENTINA INC.
                                        (Registrant)


Dated: March 21, 2002               By: /s/ Thomas Bueno
                                        ----------------------------
                                        Thomas Bueno
                                        Attorney-in-Fact


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ *Randall L. Barnard                                         March 21, 2002
--------------------------------------------------------
Randall L. Barnard, Chairman of the Board
     and Chief Executive Officer


/s/ *Jack D. McCarthy                                           March 21, 2002
--------------------------------------------------------
Jack D. McCarthy, Vice President and
     Chief Financial Officer


/s/ *Thomas Bueno                                               March 21, 2002
--------------------------------------------------------
Thomas Bueno, Director, Controller, Chief
     Accounting Officer, and General Manager


/s/ *John H. Williams                                           March 21, 2002
--------------------------------------------------------
John H. Williams, Director


/s/ *Robert J. LaFortune                                        March 21, 2002
--------------------------------------------------------
Robert J. LaFortune, Director


/s/ *Phillip D. Wright                                          March 21, 2002
--------------------------------------------------------
Phillip D. Wright, Director


*By: /s/ Thomas Bueno                                           March 21, 2002
     ---------------------------------------------------
     Thomas Bueno, Attorney-in-Fact

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 *(3)      -  Memorandum of Association of Apco Argentina Inc. as amended August
              20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated
              April 30, 1981.

 *(3)      -  Articles of Association of Apco Argentina Inc. as filed with Form
              S-14 (Registration No. 2-6354), dated March 16, 1979.

 *(10)     -  Agreement dated April 23, 1981, among the Company and Bridas
              S.A.P.I.C., with respect to the Acambuco project, Salta province,
              Argentina, as filed with Form 10-K, No. 0-8933, dated April 14,
              1982.

 *(10)     -  Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the "Entre Lomas"
              area, Contract Number 12,507 as filed with Form S-1, Registration
              No. 2-62187 dated September 26, 1978.

 *(10)     -  Translation dated November 18, 1970, of agreement dated March 13,
              1968, between Perez Companc and YPF as filed with Form S-1,
              Registration No. 2-62187 dated September 26, 1978.

 *(10)     -  Joint Venture Agreement dated April 1, 1968, among Apco Oil
              Corporation, Perez Companc and Petrolera as filed with Form S-1,
              Registration No. 2-62187 dated September 26, 1978.

 *(10)     -  Joint Venture Agreement dated February 29, 1972, among the
              Company, Perez Companc and Petrolera as filed with Form S-1,
              Registration No. 2-62187 dated September 26, 1978.

 *(10)     -  Joint Venture Agreement dated March 23, 1977, among the Company,
              Perez Companc and Petrolera as filed with Form S-1, Registration
              No. 2-62187 dated September 26, 1978.

 *(10)     -  Contract dated December 1977 amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration
              No. 2-62187 dated September 26, 1978.

 *(10)     -  Memorandum of Agreement dated August 16, 1979, among the Company,
              Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

 *(10)     -  Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

 *(10)     -  CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT OF THE
              "ENTRE LOMAS" AREA, dated July 8, 1982 between Yacimientos
              Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez
              Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

 *(10)     -  ADDITIONAL CLAUSE NUMBER 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968 and attached translation as filed with
              Form 10-K, No. 0-8933, dated April 11, 1988.

 *(10)     -  Agreement between the Joint Committee created by the Ministry of
              Public Works and Services and the Ministry of Energy, YPF and
              Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original
              Entre Lomas contract number 12,507.

 (24)     -   Power of attorney.

 (99)     -   Notification of Arthur Andersen LLP representations.

 * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.