Form 10-Q
period 2002-03-31
APCO ARGENTINA INC/NEW
filed 2002-05-10
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.


                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


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


              CLASS                               OUTSTANDING AT APRIL 30, 2002
 ORDINARY SHARES, $.01 PAR VALUE                        7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                                        Page No.
PART I.    FINANCIAL INFORMATION:

           ITEM 1. FINANCIAL STATEMENTS

                   Consolidated Balance Sheets - March 31, 2002 and
                        December 31, 2001                                                3

                   Consolidated Statements of Operations - Three
                        Months Ended March 31, 2002 and 2001                             4

                   Consolidated Statements of Cash Flows - Three
                        Months Ended March 31, 2002 and 2001                             5

                   Notes to Consolidated Financial Statements                            6

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    12
                     CONDITION AND RESULTS OF OPERATIONS

           ITEM 3. QUANTITATIVE AND QUALITATIVE                                         17
                     DISCLOSURE ABOUT MARKET RISKS

PART II.   OTHER INFORMATION                                                            19



Portions of this document may constitute forward-looking statements as defined by federal law. Although Apco Argentina Inc. believes any such statements are based on reasonable assumptions; there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the section "Forward-Looking Statements" on pages 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

          (Dollar amounts in Thousands)                                                March 31,              December 31,
                                                                                         2002                     2001
                                                                                      -----------             -----------
          ASSETS                                                                      (UNAUDITED)
          Current Assets:
              Cash and cash equivalents                                               $    14,527             $    16,048
              Accounts receivable                                                           2,893                   2,154
              Inventory                                                                        30                     293
              Other current assets                                                            616                     642
                                                                                      -----------             -----------

                    Total Current Assets                                                   18,066                  19,137
                                                                                      -----------              ----------

          Property and Equipment:
              Cost, successful efforts method                                              58,531                  58,345
              Accum. depreciation, depletion, and amortization                           (29,270)                 (28,309)
                                                                                      ----------              ------------

                                                                                           29,261                  30,036

          Argentine investments, equity method                                             31,085                  31,503
          Other assets                                                                      1,048                   1,841
                                                                                      -----------             -----------

                                                                                      $    79,460             $    82,517
                                                                                      ===========             ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities:
              Accounts payable                                                        $     2,520             $     4,040
              Accrued liabilities                                                             833                     172
              Dividends payable                                                             1,196                   1,196
                                                                                      -----------             -----------

                     Total Current Liabilities                                              4,549                   5,408
                                                                                      -----------             -----------

          Long term liabilities                                                                45                     197
                                                                                      -----------             -----------
          Deferred Argentine income taxes                                                     422                     693
                                                                                      -----------             -----------

          Stockholders' Equity:
              Ordinary shares, par value $.01 per share;
                 15,000,000 shares authorized;
                 7,360,311 shares outstanding                                                  74                      74
              Additional paid-in capital                                                    9,326                   9,326
              Retained earnings                                                            65,044                  66,819
                                                                                      -----------             -----------

                    Total Stockholders' Equity                                             74,444                  76,219
                                                                                      -----------             -----------

                                                                                      $    79,460             $    82,517
                                                                                      ===========             ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


(Amounts in Thousands Except Per Share)                                                           Three Months Ended
                                                                                                      March 31,
                                                                                               -------------------------
                                                                                                  2002           2001
                                                                                               ----------     ----------
REVENUES:

       Operating revenue                                                                       $    4,551     $    6,343
       Equity income (loss) from Argentine investments                                              (418)          2,034
       Financial and other revenues                                                                    51            266
                                                                                               ----------     ----------

                                                                                                    4,184          8,643
                                                                                               ----------     ----------

COSTS AND EXPENSES:

       Operating expense                                                                             427             738
       Provincial production taxes                                                                   683           1,993
       Transportation and storage                                                                     89             251
       Selling and administrative                                                                    310             471
       Depreciation, depletion and amortization                                                      973             534
       Exploration expense                                                                            --              57
       Argentine taxes other than income                                                              82              85
       Other (income) expense, including foreign exchange loss                                     1,427             (93)
                                                                                               ---------      -----------

                                                                                                   3,991           4,036
                                                                                               ---------      ----------

          Income before Argentine income taxes                                                       193           4,607

       Argentine income taxes                                                                        772             819
                                                                                               ---------      ----------

NET INCOME (LOSS)                                                                              $    (579)     $    3,788
                                                                                               =========      ==========

INCOME (LOSS) PER ORDINARY SHARE,
       Basic and Diluted                                                                       $   (0.08)     $     0.51
                                                                                               =========      ==========

AVERAGE ORDINARY SHARES OUTSTANDING,
       Basic and Diluted                                                                           7,360           7,360
                                                                                               =========      ==========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in Thousands)                                                      Three Months Ended
                                                                                March 31,
                                                                        ------------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                        2002         2001
                                                                        ----------    ----------
    Net income (loss)                                                   $     (579)   $    3,788
    Adjustments to reconcile to cash
       provided (used) by operating activities:
          Equity (income) loss from Argentine investment                       418        (2,034)
          Deferred income tax                                                 (271)          (16)
          Depreciation, depletion and amortization                             961           534
          Changes in accounts receivable                                      (739)          124
          Changes in inventory                                                 263          (155)
          Changes in other current assets                                       26          (469)
          Changes in accounts payable                                       (1,520)          940
          Changes in accrued liabilities                                       661           (47)
          Changes in other assets and other liabilities                        641          (231)
                                                                        ----------    ----------

    Net cash provided (used) by operating activities                          (139)        2,434

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (186)       (1,880)

CASH FLOW FROM FINANCING ACTIVITIES:
    Dividends paid                                                          (1,196)       (1,196)
                                                                        ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (1,521)         (642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        16,048        16,576
                                                                        ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $   14,527    $   15,934
                                                                        ==========    ==========

Supplemental disclosures of cash flow information:

    Cash paid during the period for Argentine income taxes              $       --    $      473
                                                                        ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

         In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 2002 and 2001. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

(3)      PROPERTY AND EQUIPMENT

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

         The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the three-month periods ended March 31, 2002 and 2001, the Company did not record any impairment expense as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(4)      FOREIGN EXCHANGE

         The policy followed in the translation of the Company's financial statements of foreign operations into United States dollars is in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the United States dollar as the functional currency. Accordingly, translation gain and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in results of Operations as incurred.

(5)      INCOME TAXES

         As described in Note 7 of Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of Operations as Argentine income taxes.

         Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities, if any.

(6)      INVESTMENT IN PETROLERA PEREZ COMPANC S. A.

         The Company uses the equity method to account for its investment in Petrolera Perez Companc S. A., a non-public Argentine corporation.

         Under the equity method of accounting, the Company's share of Petrolera's net income (loss) is reflected as an increase (decrease) in its investment in Petrolera and is also recorded as equity income
         (loss) from Argentine investments. Dividends from Petrolera are recorded as a reduction of the investment.

(7)      OBLIGATORY SAVINGS

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

         In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million. An appeal was filed by Petrolera in Argentine Federal Tax Court, which ruled in favor of the DGI in April 1997. Petrolera appealed the ruling before Federal Appeals Court, which in November 1998, ruled in favor of Petrolera. Subsequently the DGI filed an appeal with the Supreme Court which in May 2000 ruled in favor of the DGI requiring Petrolera and its Entre Lomas partners to make the $9.2 million obligatory savings deposit and pay court costs totaling $1.7 million or $2.1 million and $391 thousand, respectively, net to the Company's consolidated interest in Entre Lomas.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         The Obligatory Savings Law provided that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit. However, the law also stipulated that deposits made after the original due date were subject to a penalty of fifty percent of the amount deposited, or $1.1 million net to the Company's consolidated interest in Entre Lomas.

         Four months prior to the Supreme Court's ruling, the Argentine government on January 27, 2000 issued Decree P.E.N. No. 93/00, offering existing tax debt consolidation to all Argentine taxpayers that had outstanding tax obligations owing the DGI. Among the outstanding tax obligations covered by this tax moratorium offer were those obligations owing the DGI that were under judicial consideration on the date the decree was published. Under the decree, the due date for filing the moratorium tax return was May 31, 2000, which was eventually extended for all taxpayers to June 26, 2000. Furthermore, the Decree offered penalty and sanction exemptions to taxpayers complying with the requirements of the moratorium.

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

         Since the moratorium decree provides for penalty and sanction exemptions, and Petrolera and the Entre Lomas partners complied with all of the requirements of the moratorium decree, Petrolera, the Company, and its tax advisors concur that the Entre Lomas partners will not be subject to the aforementioned penalty and consequently will receive full reimbursement of the deposit in pesos at the end of five years. Therefore, in the third quarter of 2000, the Company and Petrolera reversed previously recorded probable loss contingencies amounting to $1.1 million, net to the Company.

         The $9.2 million deposit, $2.1 million net to the Company's direct interest in Entre Lomas, was to be paid in twelve installments. This amount was recorded as a current liability in June 2000 and an equivalent offset was recorded as an other asset to reflect the reimbursement of the deposit after five years. Also, as a consequence of the moratorium, the $1.7 million in court costs, or $391 thousand net, were reduced to $394 thousand, or $91 thousand net. Court costs were recorded as an expense in June 2000. A total of $9.9 million, or $2.3 million net, that included installment interest and court costs, was paid from June 2000 through June 2001 eliminating the current liability recorded in June 2000. Installment interest was charged to expense as the installments were paid. The following table summarizes the various components of the total amount paid:

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                              Entre Lomas     Company's Direct
                                                                Partners          Interest
                                                              -----------     ---------------
                                                                        (in Millions)
         Obligatory savings deposit                           $       9.2     $           2.1
         Court costs                                                  0.4                 0.1
         Installment interest                                         0.3                 0.1
                                                              -----------     ---------------
         Total                                                $       9.9     $           2.3
                                                              ===========     ===============


(8)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         As of March 31, 2002, the Company has accrued and classified in accumulated depreciation, depletion and amortization a total of $1.7 million of future abandonment costs relating to its direct interest in the Entre Lomas concession. The Company's present total undiscounted estimate of such costs to be incurred in the future is approximately $1.8 million net to its direct interest in the joint venture based on $18 thousand per well. Such estimate is based on current cost estimates for well abandonment net of estimated salvage. The Company has not incurred any significant abandonment costs to date and does not expect to incur any significant costs for several years. There is no accrual for future abandonment costs included in depreciation, depletion, and amortization expense for the three months ended March 31, 2002. For the comparable period in 2001 the accrual for future abandonment costs is $57 thousand.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company adopted SFAS 144 as of January 1, 2002 and does not believe that the adoption will have a material impact on its financial position or results of operations.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(9)      SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

         The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the three month periods ended March 31, 2002 and 2001 are as follows:

                                                                    March 31,
                                                         -------------------------------
                                                              2002              2001
                                                         --------------    -------------
                                                         (In U.S. $000's, Argentine GAAP)
Revenues                                                  $      12,983    $      20,563
                                                          -------------    -------------
Operating expenses                                                2,250            7,293
Provincial production tax                                         1,327            2,348
Transportation and selling                                          308              785
Depreciation                                                      2,826            1,912
Other (income) expense - net                                        588             (670)
Argentine taxes                                                   3,373            3,245
Foreign exchange losses                                           3,870               --
                                                          -------------    -------------
Total expenses                                                   14,542           14,913
                                                          -------------    -------------
Net income (loss)                                         $      (1,559)   $       5,650
                                                          =============    =============

Reconciliation to U.S. GAAP:

Net income:
   Apco share of net income under Argentine               $        (525)   $       1,903
   GAAP
   Capitalized development costs, net                                --              107
   Differences in depreciation                                     (109)              --
   Retirement obligation adjustments                                (10)              (9)
   Deferred income tax effects                                       19              (17)
   Amortization of basis difference                                  27               50
   Foreign exchange loss effects                                    180               --
                                                          -------------    -------------

Apco equity income under U.S. GAAP                        $        (418)   $       2,034
                                                          =============    =============

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12, for a description of the impact recent economic events have had on Petrolera. Since Petrolera's sole business is its interest and operatiorship of the Entre Lomas consession the description of how these events impact the Company serves to explain the impact on Petrolera.

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

         The current economic crisis in Argentina has negatively impacted results from operations. This is evidenced by a comparison with the prior year. For the three-month period ended March 31, 2002, the Company generated a net loss of $579 thousand compared with net income of $3.8 million for the comparable period in 2001. Cash flow from operating activities also fell to a deficit of $139 thousand. In spite of these results, in April the Company and its Entre Lomas joint venture partners initiated our capital expenditure program for 2002. It is the intention of the Company to execute on a step-by-step basis the bulk of what was originally an $11.7 million investment program ($6.3 million net to the Company's consolidated interests, and $5.4 million attributable to its equity interest in Petrolera). Given the current instability of the Argentine peso, the Company cannot at this time accurately estimate the cost of executing this year's capital program. However, considering the devaluation of the peso that has occurred since December 2001, we expect that the cost may be considerably lower than originally estimated.

         The economic situation in Argentina worsened throughout 2001. The country's mounting debt and failure to control its fiscal deficit, eventually led to its inability to obtain additional funding from international lending agencies such as the International Monetary Fund ("IMF"). As a result, because of concerns by Argentine depositors about the pesos value, money began to flow out of the country at a rate that was unsustainable by the Argentine banking system.

         Efforts by then President De La Rua's administration to implement spending cut policies in order to achieve IMF targets were highly unpopular in a country where unemployment has reached 20% after more than three years of recession. This combination of factors made it impossible for the country to maintain its adherence to the convertibility plan that guaranteed a peso to US dollar exchange rate of 1:1. A lack of both political and public support led to the resignation in mid December 2001 of President De La Rua and his economy minister Domingo Cavallo, who up to the very end insisted that the government would not stray from its adherence to the convertibility plan and, in order to stem the flow of funds out of the country and protect the local banking system, halted foreign exchange operations of Argentine banks in December.

         After three Presidents that were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry, Eduardo Duahlde was appointed President of Argentina to hold office until the next regularly scheduled Presidential elections in 2003.

         In mid January, the administration of new President Duahlde immediately proceeded to declare default on Argentina's $130 billion debt and rescinded the long standing but unsustainable convertibility plan by devaluing the peso and establishing an official exchange rate of 1.4. In an attempt to "pesofy" the country, the government converted all in country dollar deposits into Argentine pesos at the 1.4 exchange rate, while at the same time restricting the depositors access to these funds for three years and promising to adjust the deposits for inflation during the restriction period. Shortly thereafter, the official exchange rate was abolished.

         Immediately after the exchange rate holiday was lifted, a free-floating market for the Argentine peso went into effect. On January 11, when foreign exchange operations reopened, the US dollar was selling for
         1.65 pesos. By the end of January, the exchange rate was 2.05, by the end of February, the exchange rate was 2.20, and by March 31, 2002 the peso to US dollar exchange rate was 3:1. During this same period, the offsetting rate of inflation was only 21%.

         Many changes in Argentine economic policy have occurred since the end of 2001, but the following commercial, fiscal and monetary reforms have had the most impact on the Company. The first is the requirement that domestic commercial transactions, or contracts for sales in Argentina that are denominated in US dollars, must be converted to pesos ("pesofication") by liquidating those sales in the country in Argentine pesos at an exchange rate to be negotiated by the parties. Second, export sales can be liquidated in international banks, but 30% of these sales must be repatriated to Argentina and converted to Argentine pesos. Third, a new tax on the value of hydrocarbon export sales is now being assessed. Finally, the flow of funds in and out of Argentina is to be regulated, approved and executed through the Central Bank of Argentina, essentially restricting the liquidity of Argentines and companies with operations in Argentina that were accustomed to moving excess cash flow and profits out of the country.

         The impact of these events on companies operating in Argentina has been significant, especially those companies with international dollar denominated debts that have to be repaid from a pesofied revenue stream. Fortunately, Apco is free from long-term debt and although negatively impacted by these developments, we are in a better situation than many companies operating in the country.

         The following is a list of the most significant impacts to date on
         Apco:

         1. Domestic oil prices have, for the short-term, been negatively impacted by the spread between the rate of exchange required to be negotiated between sellers and buyers for payment of sales invoices and the floating rate of exchange. Furthermore, accounts receivable for domestic sales are exposed to foreign exchange risk between the time the exchange rate is negotiated and the moment of payment.

         2. As previously described, a tax on exports has been decreed equivalent to 16.67% on the net sales value of exports. The tax went into effect on April 1, 2002.

         3. The Argentine government now requires that companies repatriate 30% of export sales collected in foreign banks. The money is converted to pesos at the floating rate of exchange. However, until the value of the peso stabilizes, funds that accumulate in pesos in Argentina are exposed to foreign exchange risk.

         4. The portion of operating expenses that are peso denominated has decreased in dollars by the full devaluation of the peso offset by the level of inflation in the country, which to date has been modest. By the end of March, the peso had declined in value by 67%. However, the in country cumulative three month inflation based on the CPI was just over 21%. For now this represents a substantial dollar reduction in local operating and administrative expenses. Additionally, accounts payable for domestic purchases are generating foreign exchange gains between the time the exchange rate is negotiated and the moment of payment.

         5. There has also been a dollar savings realized with respect to capital expenditures. However, these savings have been less than for local expenses. A larger proportion of capital expenditures are priced in dollars because a larger proportion of these products and services are imported.

         6. We are currently restricted in the payment of Petrolera dividends that would originate from in country peso deposits because of the requirement that the Central Bank authorize such payments. Currently, the Central Bank is not authorizing dividend payments or repatriation of profits. However, Petrolera can pay dividends from its Cayman bank deposits and has paid $4 million in dividends, $1.3 million net to the Company in April and early May.

         7. The Company's mandatory savings deposit of $4.6 million, representing both Apco's consolidated and equity shares, is scheduled for repayment by the government in 2005. This amount is to be repaid in pesos and consequently its value has been exposed to the peso devaluation. As of March 31, 2002, the dollar value of the mandatory savings deposit plus accrued interest had declined to $1.6 million.

         8. Income has been negatively impacted by depreciation because currency conversion rules dictate that property and equipment should be converted at historical rates of exchange. Therefore, the Company's undepreciated balance of property and equipment that accumulated prior to 2002 will continue to be depreciated at an exchange rate of 1:1 thereby reducing the Company's net income.

         9. Since foreign exchange losses are calculated when you convert from pesos to dollars and because income taxes in Argentina are calculated on our pre-tax peso income, the Company's effective income tax rate attributable to its Argentine income will be greater than the statutory rate of 35%.

         PRODUCT PRICES

         Volatility in oil prices has a significant impact on the Company's ability to generate earnings, fund capital requirements and pay shareholder dividends. Throughout 2000 and the first three quarters of 2001, the per barrel sales price of the Company's oil remained above the $25 level. During the fourth quarter of 2001, world oil prices dropped and the Company's per barrel sales price averaged $17. Oil prices have since strengthened as a result of OPEC production cuts that were recently implemented, increased demand for crude oil as a result of rebounding economic activity in parts of the world, and the recent escalation of violence in the Middle East.

         The increase in the price of West Texas Intermediate crude oil, the reference price used to set the price for the sale of the Company's crude oil, has served to partially offset the negative impact of the commercial and monetary reforms that have lowered the effective dollar price of the Company's domestic oil sales in Argentina. In April, the Company exported oil for $24 per barrel.

         As reflected in the table of sales prices and production costs on page 16, the average per barrel crude oil sales price for the current quarter averaged $17.52. The price for export oil sales during the quarter averaged $20.78. These prices compare with $27.49, for oil sold during the comparable quarter in 2001. The Company's natural gas sales prices have been more negatively impacted by recent events in Argentina because 100% of the Company's gas is sold domestically. Natural gas sales price for the current quarter averaged $.54, compared with $1.20 for the comparable quarter in 2001.

         RESULTS OF OPERATIONS

         As mentioned previously under "Financial Condition", for the three months ended March 31, 2002, the Company generated a net loss of $579 thousand compared with net income of $3.8 million for the comparable period in 2001.

         The reduction in net income for the period-to-period comparison is primarily due to decreased operating revenues, lower equity income
         (loss) from Argentine investments and foreign exchange losses generated by the devaluation of the Argentine peso during the quarter.

         Operating revenues decreased by $1.7 million, or 28%, primarily because of the decline in crude oil prices described previously in the section "Product Prices." In addition, depreciation increased by $439 thousand due primarily to the reclassification from proved to the probable category, as of December 31, 2001, of estimated oil and gas reserves expected to be produced during the Entre Lomas extension period of 2017-2026. Reclassifying these reserves has had the effect of increasing the depreciation factor applied to undepreciated property and equipment when computing depreciation. As described above, the third major factor contributing to the decrease in net income is foreign exchange losses that resulted from the devaluation of the Argentine peso. During the quarter, the Company incurred foreign exchange losses of $1.2 million. The peso to dollar exchange rate increased from 1.65 pesos to the dollar at the end of 2001 to 3.00 at March 31, 2002. There were no exchange losses during the comparable quarter in 2001.

         The above negative factors were partially offset by several positives. Oil sales volumes increased by 14% compared with volumes for the comparable quarter in 2001. The Company also experienced reductions in operating expenses, transportation and storage expenses, and that portion of administrative expenses incurred in Argentina. These reductions in expense were the result of the previously described devaluation of the peso that has for now lowered the effective dollar cost of operations in Argentina. Finally, provincial production taxes are lower as a direct result of the decrease in operating revenues.

         Since Petrolera's sole business is its interest and operatorship of the Entre Lomas concession, the above described variances also serve to explain the decrease of $2.5 million in equity income (loss) from Argentine investments.

         The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the three months ended March 31, for the years indicated.

                                                                       2002            2001
                                                                  -------------   -------------
         Volumes consolidated interests

                 Crude Oil and Condensate (bbls)                        220,563         192,747
                 Gas (mcf)                                              720,999         582,313
                 LPG (tons)                                               1,111           1,115

         Volumes equity interest in Petrolera

                 Crude Oil and Condensate (bbls)                        234,410         206,492
                 Gas (mcf)                                              661,718         623,835
                 LPG (tons)                                               1,190           1,194

         Total volumes

                 Crude Oil and Condensate (bbls)                        454,973         399,239
                 Gas (mcf)                                            1,382,717       1,206,148
                 LPG (tons)                                               2,301           2,309

         Average Sales Prices (in U.S. Dollars)

                 Oil (per bbl)                                    $       17.52   $       27.49
                 Gas (per mcf)                                              .54            1.20
                 LPG (per ton)                                            84.75          307.83

         Average Production Costs (in U.S. Dollars)

                 Oil (per bbl)                                    $        7.53   $       11.12
                 Gas (per mcf)                                            0.185           0.265
                 LPG (per ton)                                            21.52           60.26



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

         Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The depreciation cost included in average production costs are for the year 2002, $4.37 per barrel and $0.15 per thousand cubic feet, and for 2001, $2.41 per barrel and $0.14 per thousand cubic feet.

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

         Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12, for a description of the impact to the Company of the changes in the country's monetary policy and the effects on product prices and results of operations resulting from the devaluation of the peso.

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

         Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 for a description of economic and political events that occurred in Argentina after the resignation of President De la Rua and their impact on the Company.

                           PART II. OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Report on Form 8-K:

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                APCO ARGENTINA INC.
                                          --------------------------------
                                                   (Registrant)


                                       By:         /s/ Thomas Bueno
                                          --------------------------------
                                          President, Chief Operating and
                                             Chief Accounting Officer
                                    (Duly Authorized Officer of the Registrant)




May 9, 2002