Form 10-K/A
period 2001-12-31
APCO ARGENTINA INC/NEW
filed 2002-05-16
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                                (NO FEE REQUIRED)
             For the transition period from __________ to __________
                          Commission file number 0-8933

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 13, 2002, was $48,554,401. This value was calculated based upon the average bid and asked prices of the registrant's stock of $21.25 on March 13, 2001, as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

At March 13, 2002 there were outstanding 7,360,311 shares, $.01 par value, of the registrant.

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                      None

Apco Argentina Inc. ("the Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to include the audited balance sheets of Petrolera Perez Companc S.A. ("Petrolera"), an Argentine corporation as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999 as required by Rule 3-09 of Regulation S-X.T.

The company owns a 33.684 percent stock interest in Petrolera, a partner in the Entre Lomas joint venture and the operator of the concession.

REPORT OF INDEPENDENT PUBLIC ACCOUNTS


To the Board of Directors of
PETROLERA PEREZ COMPANC SOCIEDAD ANONIMA:

We have audited the balance sheets of PETROLERA PEREZ COMPANC S.A. (an Argentine corporation) as of December 31, 2001 and 2000, related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999, and information presented in Exhibits I to IV, all expressed in Argentine pesos as described in note 1.II to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide us a reasonable basis for our opinion.

As described in note 11 to the accompanying financial statements, in the last few months, a significant change has been implemented in the economic model of the country as well as in the Convertibility Law that was in place since March 1991 (whereby the Argentine peso was pegged at parity with the US dollar). The main consequences of the set of measures adopted by the Argentine Federal Government, which are detailed in the above mentioned note, have been (a) the devaluation of the Argentine peso with respect to the US dollar and dedollarization of certain foreign currency denominated assets and liabilities held in the country, the effects of which will be recognized in the next year in accordance with Argentine generally accepted accounting principles; (b) the implementation of restrictions on the withdrawal of funds deposited with financial institutions; (c) the restriction on transfers abroad; and (d) the increase in domestic prices. The future development of the economic crisis may require further measures from the Argentine Federal Government. The accompanying financial statements should be read taking into account the issues mentioned above.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PETROLERA PEREZ COMPANC S.A. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles in Argentina.

Certain accounting practices used by the Company in preparing the accompanying financial statements conform with accounting principles generally accepted in Argentina, but do not conform with accounting principles generally accepted in the United States of America. A description of the significant differences between such principles and those accounting principles generally accepted in the United States of America and the effect of those differences on net income and shareholders' equity are set forth in notes 12 and 13 to the accompanying financial statements.

Buenos Aires, Argentina
  February 4, 2002

                                              PISTRELLI, DIAZ Y ASOCIADOS
                                              C.P.C.E.C.F. Vol. 1 - Fo. 8


                                                   DANIEL G. MINENNA
                                                        Partner
                                            C.P.A. University of Buenos Aires
                                             C.P.C.E.C.F. Vol. 175 - Fo. 221

                          PETROLERA PEREZ COMPANC S.A.

                       Maipu 1 - 18th floor - Buenos Aires


                  FISCAL YEAR NO. 48 BEGINNING JANUARY 1, 2001

              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000


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

- Articles of Incorporation: April 14, 1954.

- Last change to the Bylaws: December 1, 2000.

Registration number with the "Inspeccion General de Justicia" (the Governmental Regulatory Agency of Corporations): 6,717.

Expiration date of the Articles of Incorporation: September 2, 2052.


                                CAPITAL STRUCTURE
                           (Stated in Argentine pesos)

                                                                                      SUBSCRIBED, ISSUED,
                                      DESCRIPTION OF THE SHARES                     REGISTERED AND PAID-IN
--------------------------------------------------------------------------------    ----------------------
Nominative, common and non-endorsable shares, 1 peso par value, 1 vote each                411,900

Nominative, preferred, non-endorsable and nonvoting shares, 1 peso par value (1)            88,100
                                                                                           -------
                                                                                           500,000
                                                                                           =======

----------
(1) Preferred shares are entitled to this treatment over the rest of the shares only as to their redemption in the event of the Company's liquidation.

                          PETROLERA PEREZ COMPANC S.A.


                 BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000

                    (Stated in Argentine pesos -- Note 1.II)

                                                         2001            2000
                                                     ------------     ------------
CURRENT ASSETS

      Cash                                                649,113          863,604
      Investments (Note 2.a)                            4,484,762       10,524,536
      Trade receivables (Note 2.b)                      4,969,602        8,936,404
      Other receivables (Note 2.c)                      1,840,670        1,116,692
      Inventories  (Note 2.d)                           1,048,772        1,070,813
                                                     ------------     ------------
        Total current assets                           12,992,919       22,512,049
                                                     ------------     ------------
NONCURRENT ASSETS

      Investments (Note 2.a)                            2,019,428               --
      Other receivables (Note 2.c)                      7,180,978        6,998,829
      Fixed assets (Exhibit I)                         80,971,630       80,400,229
                                                     ------------     ------------
        Total noncurrent assets                        90,172,036       87,399,058
                                                     ------------     ------------
        Total assets                                  103,164,955      109,911,107
                                                     ============     ============
CURRENT LIABILITIES

      Trade payables (Note 2.e)                         5,436,493        4,963,498
      Short - term debt                                 2,019,897               --
      Payroll and social security taxes                   664,845          505,361
      Taxes payable (Note 2.f)                            577,783       13,317,302
      Other liabilities (Note 2.g)                        586,296          722,059
                                                     ------------     ------------
        Total current liabilities                       9,285,314       19,508,220
                                                     ------------     ------------
NONCURRENT LIABILITIES

      Reserves for contingencies (Note 2.h)               431,942          808,228
                                                     ------------     ------------
        Total liabilities                               9,717,256       20,316,448

SHAREHOLDERS' EQUITY (Per respective statements)       93,447,699       89,594,659
                                                     ------------     ------------
      Total liabilities and shareholders' equity      103,164,955      109,911,107
                                                     ============     ============

        The accompanying notes 1 to 13 and the supplementary statements
                               (Exhibits I to IV)
               are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                       STATEMENTS OF INCOME FOR THE YEARS

                     ENDED DECEMBER 31, 2001, 2000 AND 1999

                     (Stated in Argentine pesos --Note 1.II)


                                                2001              2000              1999
                                            ------------      ------------      ------------
NET REVENUES                                  81,279,530        95,252,353        60,855,496

OPERATING COSTS (Note 2.i)                   (41,328,348)      (42,416,380)      (30,520,756)
                                            ------------      ------------      ------------
       Gross profit                           39,951,182        52,835,973        30,334,740

ADMINISTRATIVE EXPENSES (Exhibit III)         (3,926,847)       (4,250,331)       (2,543,994)

SELLING EXPENSES (Exhibit III)                (3,278,847)       (3,585,378)       (3,111,166)

EXPLORATION EXPENSES (Exhibit III)            (4,846,250)         (925,577)         (470,435)
                                            ------------      ------------      ------------
       Exploitation profits                   27,899,238        44,074,687        24,209,145

OTHER (EXPENSES) INCOME, net (Note 2.j)         (269,135)        1,562,600            57,218

FINANCIAL INCOME AND HOLDING GAINS, net        1,012,937           341,658           253,304
                                            ------------      ------------      ------------
       Income before income tax               28,643,040        45,978,945        24,519,667

INCOME TAX (Note 1.III.f)                    (10,390,000)      (15,550,000)       (8,650,000)
                                            ------------      ------------      ------------
       Net income for the year                18,253,040        30,428,945        15,869,667
                                            ============      ============      ============

         The accompanying notes 1 to 13 and the supplementary statements
                               (Exhibits I to IV)
               are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    (Stated in Argentine pesos -- Note 1.II)


                                            CAPITAL STOCK                      RETAINED EARNINGS
                                       -----------------------   -------------------------------------------
                                                                     RESERVED EARNINGS
                                                                 ---------------------------
                                         PAR       ADJUSTMENT       LEGAL        STATUTORY    UNAPPROPRIATED
                                        VALUE      TO CAPITAL      RESERVE        RESERVE        EARNINGS         TOTAL
                                       --------   ------------   ------------   ------------  --------------   ------------
Balance as of December 31, 1998         500,000         82,041        100,000              1     70,803,100      71,485,142

Cash dividends approved by Regular
   Shareholders' Meetings                    --             --             --             --    (12,337,095)    (12,337,095)

Net income for the year                      --             --             --             --     15,869,667      15,869,667
                                       --------   ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 1999         500,000         82,041        100,000              1     74,335,672      75,017,714

Cash dividends approved by Regular
   Shareholders' Meetings                    --             --             --             --    (15,852,000)    (15,852,000)

Net income for the year                      --             --             --             --     30,428,945      30,428,945
                                       --------   ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 2000         500,000         82,041        100,000              1     88,912,617      89,594,659

Cash dividends approved by Regular
    Shareholders' Meetings                   --             --             --             --    (14,400,000)    (14,400,000)

Net income for the year                      --             --             --             --     18,253,040      18,253,040
                                       --------   ------------   ------------   ------------   ------------    ------------
Balance as of December 31, 2001         500,000         82,041        100,000              1     92,765,657      93,447,699
                                       ========   ============   ============   ============   ============    ============


         The accompanying notes 1 to 13 and the supplementary statements
                               (Exhibits I to IV)
               are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                          STATEMENTS OF CASH FLOWS (a)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     (Stated in Argentine pesos - Note 1.II)

                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
FUNDS PROVIDED BY (USED IN) OPERATIONS:

NET INCOME FOR THE YEAR                                                  18,253,040        30,428,945        15,869,667

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE YEAR TO NET FUNDS
PROVIDED BY OPERATIONS:

Fixed assets depreciation                                                12,614,824         8,379,233         7,859,390
Decrease in fixed assets                                                     22,962           831,489             8,608
Abandoned exploratory wells and retirement of non-producing assets        4,500,634                --                --
Net increase (decrease) in reserves for contingencies                        80,822          (792,285)               --

CHANGES IN ASSETS AND LIABILITIES:

Decrease (increase) in trade receivables                                  3,966,802        (1,838,631)       (3,055,533)
(Increase) decrease in other receivables                                   (906,127)       (7,064,202)          780,393
Decrease (increase) in inventories                                           22,041           299,086           (41,058)
Increase in trade payables                                                2,394,282         3,392,596         1,689,313
Increase (decrease) in payroll and social security taxes                    159,484           101,294           (85,953)
(Decrease) increase in taxes payable                                    (12,739,519)        6,396,806         5,485,307
(Decrease) increase in other liabilities                                   (135,763)       (1,862,677)           95,527
Decrease in reserves for contingencies                                     (457,108)               --                --
                                                                       ------------      ------------      ------------
     NET FUNDS PROVIDED BY OPERATIONS                                    27,776,374        38,271,654        28,605,661
                                                                       ------------      ------------      ------------

FUNDS USED IN INVESTING ACTIVITIES:

Fixed assets acquisitions                                               (19,631,108)      (17,461,541)      (15,311,758)
Increase in non-current investments                                      (2,019,428)               --                --
                                                                       ------------      ------------      ------------
     FUNDS USED IN INVESTING ACTIVITIES                                 (21,650,536)      (17,461,541)      (15,311,758)
                                                                       ------------      ------------      ------------

FUNDS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Increase in short-term debt                                               2,019,897                --                --
Dividends paid                                                          (14,400,000)      (15,852,000)      (12,337,095)
                                                                       ------------      ------------      ------------
     NET FUNDS USED IN FINANCING ACTIVITIES                             (12,380,103)      (15,852,000)      (12,337,095)
                                                                       ------------      ------------      ------------
     Net (decrease) increase in funds                                    (6,254,265)        4,958,113           956,808
     Funds at beginning of year                                          11,388,140         6,430,027         5,473,219
                                                                       ------------      ------------      ------------
     Funds at end of year                                                 5,133,875        11,388,140         6,430,027
                                                                       ============      ============      ============

----------
(a) Cash on hand and in bank plus equivalent investments (original placements maturing in less than three months).

         The accompanying notes 1 to 13 and the supplementary statements
                               (Exhibits I to IV)
               are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


      NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001, 2000 AND 1999

                (Figures stated in Argentine pesos -- Note 1.II)


1.   SIGNIFICANT ACCOUNTING POLICIES

     I.   GENERALLY ACCEPTED ACCOUNTING PRINCIPLES APPLIED AND DISCLOSURE
          METHODS

          The Company's financial statements as of December 31, 2001, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles in Argentina ("Argentine GAAP"), which differ in certain respects from generally accepted accounting principles in the United States of America ("US GAAP"). A description of the significant differences between Argentine and US GAAP and the approximate effect of those differences on Petrolera Perez Companc S.A.'s net income and shareholders' equity are set forth in notes 12 and 13, respectively.

          The preparation of financial statements in conformity with Argentine GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

          On December 21, 2001, the Professional Council in Economic Sciences of the City of Buenos Aires (CPCECABA) issued resolutions No. 238/01, 243/01, 261/01 and 262/01, approving, with certain changes, Technical Resolutions No. 16, 17, 18 and 19, respectively, of the Argentine Federation of Professional Councils in Economic Sciences (FACPCE). Among other issues, the new accounting principles provide for: (i) express prohibitions on the capitalization of certain deferred charges and transition rules for the accounting treatment of intangible assets recorded at the beginning of their application, which do not qualify as such under the new principles, (ii) mandatory application of deferred tax accounting by measuring deferred tax receivable and payable balances on discounted basis, (iii) changes in frequency and methodology for comparing assets to recoverable values, (iv) changes in the capitalization of financial costs from third parties' capital under extensive construction or production processes and (v) use of discounted values for measuring certain assets and liabilities. The effect of the applications of the new accounting principles may affect the results of previous years. Application of such resolutions will be mandatory for years commencing after July 1, 2002, and may be applied before that date. Company Management has not exercised such option and, as of the date of issuance of these financial statements, is analyzing the effect of the new accounting standards.

          The Company is operator and participant in the hydrocarbon exploitation concession in the Entre Lomas oil field located in Rio Negro and Neuquen provinces. The concession contract, renegotiated in January, 1991 and 1994, permits the concessionaires to freely dispose of their crude oil and natural gas production and extends the concession term through January 21, 2016. The concessionaire has the option to obtain a 10-year extension, subject to government approval. The Company records in its balance sheet and statement of income its interest in the above mentioned concession by the proportional consolidation method, in accordance with Technical Resolution No. 14 of the Argentine Federation of Professional Councils in Economic Science (FACPCE), which consists in including its percentage share of assets, rights, obligations and results of operations of the concession.

          The partners' interests in the Entre Lomas concession as of December 31, 2001, 2000 and 1999 are as follows:

                                                      INTEREST
                                                         %
                                                      --------
          Petrolera Perez Companc S.A. (operator)        73.15
          APCO Argentina Inc. Argentine Branch           23.00
          Pecom Energia S.A                               3.85
                                                      --------
                                                        100.00
                                                      ========

          The Company's percentage interest (73.15%) in the assets and liabilities allocated to the concession, which are included in the balance sheets as of December 31, 2001 and 2000, is as follows:

                                               2001             2000
                                           ------------     ------------
          Current assets                      5,293,726        5,100,040
          Noncurrent assets                  88,152,608       87,399,005
                                           ------------     ------------
                Total assets                 93,446,334       92,499,045
                                           ============     ============

          Current liabilities                 7,129,603       10,369,730
          Noncurrent liabilities                431,942          574,228
                                           ------------     ------------
                Total liabilities             7,561,545       10,943,958
                                           ============     ============

          The company's percentage interest (73.15%) in the costs and expenses allocated to the concession, which are included in the statements of income for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                                2001              2000              1999
                                                            ------------      ------------      ------------
          Operating costs                                    (41,451,014)      (42,027,055)      (30,520,756)
          Administrative expenses                             (3,921,908)       (4,242,196)       (2,543,873)
          Selling expenses                                    (2,619,615)       (2,774,986)       (3,111,166)
          Exploration expenses                                (4,846,250)         (925,577)         (470,435)
          Other (expenses) income, net                          (351,445)        1,382,473           254,445
          Financial income and holding gains, net                486,749           280,077           253,304
                                                            ------------      ------------      ------------
                Total costs and expenses for the year        (52,703,483)      (48,307,264)      (36,138,481)
                                                            ============      ============      ============

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

     III. VALUATION METHODS

          The main valuation methods used for the preparation of the financial statements have been as follows:

          a)   CASH, RECEIVABLES AND LIABILITIES, OTHER THAN RESERVES:

               -    In local currency: at face value.

               - In foreign currency: at face value in foreign currency converted at the exchange rates in effect at each year-end for the settlement of these transactions (see Note 11).

               Financial income (expense) accrued through each year-end, have been added to or deducted from receivables and payables, as applicable.

          b)   INVESTMENTS:

               - Time deposits and unlisted government debt securities: at face value plus interest accrued through each year-end. If applicable, balances were converted at the exchange rates in effect at each year-end for the settlement of these transactions (see Note 11).

               - Mutual funds: at mutual fund share price at each year-end, net of the necessary expenditures for its sale.

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

               The Company uses the successful effort method of accounting for its oil and gas exploration and production activities. Under its method, exploration costs, excluding the costs of exploratory wells, are charged to expenses as incurred. Drilling costs of exploratory wells, including stratigraphic test wells are capitalized pending determination of whether proved reserves exist which justify commercial development. If such reserves are not found, the drilling costs are charged to expense for the year. Drilling costs of productive wells and of dry holes drilled for development of oil and gas reserves are capitalized. Other development costs to provide improved recovery systems are capitalized, except well conversion costs from gas-lift system to sucker rod pumping system, which are charged to expenses as incurred.

               Estimated future restoration and abandonment costs are accrued according to the unit of production method.

               The carrying amount of fixed assets taken as a whole does not exceed its recoverable value.

               The detail of these assets is set forth in Exhibit I.

          e)   RESERVES FOR CONTINGENCIES:

               Certain conditions may exist as of the date of financial statements, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Such contingent liabilities are assessed by the Company's management based on the opinion of the Company's legal counsel and the available evidence.

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

          f)   INCOME TAX AND TAX ON MINIMUM PRESUMED INCOME:

               The Company determines the accounting charge for income tax, by applying the effective 35% tax rate to the taxable income of the year, without considering the effect of temporary differences between the book and taxable income.

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

               As of December 31, 2001, 2000 and 1999, the amount determined as income tax was higher than the tax on minimum presumed income. The amounts charged to income for the year in the "Income Tax" account as of December 31, 2001, 2000 and 1999 were 10,390,000,
               15,550,000 and 8,650,000, respectively.

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

                    o    Differences in the market value of mutual funds.

               - The accounts accruing monetary transactions were computed at face value.

          i)   REVENUE RECOGNITION:

               Revenues are recognized when products are shipped or services are rendered and the risk of loss has been transferred to the customer.

2.   BREAKDOWN OF THE MAIN ACCOUNTS

     The main accounts in the Company's financial statements breakdown as follows:

                                                          2001              2000
                                                      ------------      ------------
a)   INVESTMENTS:

     CURRENT:

     Time deposits                                       4,029,316         9,552,728
     Mutual funds                                          455,446           971,808
                                                      ------------      ------------
                                                         4,484,762        10,524,536
                                                      ============      ============
     NONCURRENT:

     Unlisted government debt securities                 2,019,428                --
                                                      ============      ============
b)   TRADE RECEIVABLES:

     Related company:
           Pecom Energia S.A                             2,363,733           206,189
     Other customers                                     2,605,869         8,730,215
                                                      ------------      ------------
                                                         4,969,602         8,936,404
                                                      ============      ============
c)   OTHER RECEIVABLES:

     CURRENT:

     VAT receivable                                      1,024,056                --
     Income tax prepayments and withholdings
       (net of accrual)                                    174,371                --
     Prepaid expenses                                      202,609           217,969
     Advances to personnel                                  54,785           106,311
     Prepayments to vendors                                 61,222            93,091
     Other                                                 323,627           699,321
                                                      ------------      ------------
                                                         1,840,670         1,116,692
                                                      ============      ============
     NONCURRENT:

     Compulsory saving receivable (Note 8)               7,084,171         6,868,113
     Taxes to be recovered (Note 7)                      1,201,854         1,201,854
     Allowance for taxes to be recovered                (1,201,854)       (1,201,854)
     Other                                                  96,807           130,716
                                                      ------------      ------------
                                                         7,180,978         6,998,829
                                                      ============      ============

                                                                     2001             2000
                                                                 ------------     ------------
d)   INVENTORIES:

     Hydrocarbons                                                     487,778          365,112
     Materials and spares                                             560,994          705,701
                                                                 ------------     ------------
                                                                    1,048,772        1,070,813
                                                                 ============     ============
e)   TRADE PAYABLES:

     Related companies:
          Pecom Energia S.A                                           136,667          273,479
          Oleoductos del Valle S.A                                    195,768          236,501
     Other vendors                                                  5,104,058        4,453,518
                                                                 ------------     ------------
                                                                    5,436,493        4,963,498
                                                                 ============     ============
f)   TAXES PAYABLE:

     Royalty accrual                                                  480,336          855,855
     Income tax accrual (net of withholding and prepayments)               --        8,881,379
     Compulsory saving payables (Note 8)                                   --        3,350,444
     VAT payable                                                           --          110,909
     Other                                                             97,447          118,715
                                                                 ------------     ------------
                                                                      577,783       13,317,302
                                                                 ============     ============

g)   OTHER LIABILITIES:

     Directors' and Statutory Auditor's fees                          339,416          345,268
     Retirement and pension fund (Note 6)                             239,380          369,291
     Other                                                              7,500            7,500
                                                                 ------------     ------------
                                                                      586,296          722,059
                                                                 ============     ============

                                                           2001               2000               1999
                                                      ----------------  ----------------     ------------
h)   RESERVES FOR CONTINGENCIES:

     At beginning of year                                     808,228         1,600,513         1,600,513
     Decreases of year                                (1)    (376,286)  (2)    (792,285)               --
                                                         ------------      ------------      ------------
     At end of year                                           431,942           808,228         1,600,513
                                                         ============      ============      ============

----------
(1) Includes (457,108) related to contingencies reversals and 80,822 charged to income for the year.

(2)  Credited to "Other (expenses) income, net" of the income statement.

                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------
i)   OPERATING COSTS:

     Beginning inventory                                           1,070,813         1,369,899         1,328,841
                                                                ------------      ------------      ------------

     Purchases                                                     2,932,102         6,577,253         3,122,293
     Operating expenses (Exhibit III)                             38,374,205        35,540,041        27,439,521
                                                                ------------      ------------      ------------
                                                                  41,306,307        42,117,294        30,561,814
                                                                ------------      ------------      ------------

     Ending inventory                                             (1,048,772)       (1,070,813)       (1,369,899)
                                                                ------------      ------------      ------------
                                                                  41,328,348        42,416,380        30,520,756
                                                                ============      ============      ============
j)   OTHER (EXPENSES) INCOME, NET:

     Net (increase) decrease of reserves for contingencies           (80,822)          792,285                --
     Tax on bank transactions                                       (363,026)               --                --
     Other                                                           174,713           770,315            57,218
                                                                ------------      ------------      ------------
                                                                    (269,135)        1,562,600            57,218
                                                                ============      ============      ============

3.   TRANSACTIONS WITH RELATED COMPANIES

     Receivables and payables as of December 31, 2001, 2000 and 1999, are set forth in notes 2.b) and 2.e), respectively.

     The main transactions carried out during the respective years ended December 31, 2001, 2000 and 1999, include:

                                                REVENUES FROM HYDROCARBONS SOLD
                                        ----------------------------------------------
                                            2001             2000             1999
                                        ------------     ------------     ------------
     Related company:

           Pecom Energia S.A               3,926,918       21,019,857       19,687,990
                                        ============     ============     ============

                                                    PURCHASES AND OPERATING EXPENSES
                                                ----------------------------------------
                                                   2001           2000           1999
                                                ----------     ----------     ----------
     Related companies:

           Pecom Energia S.A                       967,909      2,162,572      2,584,449
           Oleoductos del Valle S.A              2,557,155      2,489,670      2,411,300
           Petroleum Commercial Supply Inc.          7,150          8,412        101,225
                                                ----------     ----------     ----------
                                                 3,532,214      4,660,654      5,096,974
                                                ==========     ==========     ==========

4.   MAIN CUSTOMERS

     Main customers with whom the Company did business during the respective years ended December 31, 2001, 2000 and 1999, are as follows:

     a)   Oil (accounts for 81%, 84% and 73%, respectively, of total sales):

                                                                        % SHARE
                                                              ----------------------------
     CUSTOMER:                                                 2001       2000       1999
                                                              ------     ------     ------
     Petrobras Petroleo Brasileno S.A                             59         56         29
     Shell C.A.P.S.A                                              26         21         29
     YPF S.A                                                       8         --         --
     EG3 S.A                                                       4         --         --
     Pecom Energia S.A                                             3         23         41
     Tosco Refining Co.                                           --         --          1
                                                              ------     ------     ------
                                                                 100        100        100
                                                              ======     ======     ======

     b) Natural gas (accounts for 14%, 13% and 24%, respectively, of total sales):

                                                                        % SHARE
                                                              ----------------------------
     CUSTOMER:                                                 2001       2000       1999
                                                              ------     ------     ------
     Camuzzi Gas Pampeana S.A                                     56         76         69
     Pecom Energia S.A                                            21         18          9
     Duke Energy Gas Trading & Marketing Argentina S.R.L          13         --         --
     Loma Negra Cia. Industrial Argentina S.A                      7         --         --
     Litoral Gas S.A                                              --         --         10
     Metrogas S.A                                                 --         --          7
     Other                                                         3          6          5
                                                              ------     ------     ------
                                                                 100        100        100
                                                              ======     ======     ======

     c) Propane and butane (accounts for 5%, 3% and 3%, respectively, of total sales):

                                                                        % SHARE
                                                              ----------------------------
     CUSTOMER:                                                 2001       2000       1999
                                                              ------     ------     ------
     Abastecedora de Combustibles S.A. (Chile)                    26         24         26
     Enagas S.A. Distribuidora de Gas (Chile)                     23         28         19
     Totalgaz Argentina S.A                                       22         32         27
     Careri J. C. y Careri P                                      20         10         --
     Sur Gas S.A                                                   3          2          6
     Castex Gas S.A                                               --         --          6
     Dimarco S.A                                                  --         --          4
     Other                                                         6          4         12
                                                              ------     ------     ------
                                                                 100        100        100
                                                              ======     ======     ======

5.   ROYALTIES

     The royalties are applied to the total production from the concession and are calculated applying 12% to the sales price, after deducting certain expenses, in order to take the value of the cubic meter of crude oil, natural gas and LPG to the price thereof at the wellhead.

6.   RETIREMENT AND PENSION FUND

     All Company employees as of May 31, 1995, and with the required seniority are eligible for this benefit. It is based on the last computable salary and seniority of the workers included in the fund.

     The fund is supplementary; i.e. the benefit granted to the employee consists of the amount determined in accordance with the agreement, after deducting the benefits granted by the official pension system. Upon retirement, employees have the right to receive a fixed monthly payment.

     The plan requires from the Company a contribution to a fund; no contribution being required from employees. To the date of issuance of these financial statements, the Company estimates that all funds have been fully contributed to comply with such benefit.

7.   TAX CLAIMS FILED WITH THE NEUQUEN PROVINCIAL TAX BUREAU ("DPR")

     On February 3, 1993, the Company had been notified of Resolution No. 060/DPR/93, issued by the Neuquen Provincial Tax Bureau, which required the Company to pay stamp tax on Contract No. 12,507 - Additional Clause No. 3.

     The Company appealed this Resolution before the Neuquen Province Tax Court, on the grounds that, at the time the amount of stamp tax had been calculated, the period required by the statute of limitations had already expired; this appeal was rejected.

     In March 1994, the Company paid the amount claimed, which represents 1,201,854 to its 73.15% interest in the consortium. After a number of Company appeals, which were rejected, in October 2001 the Company filed a complaint for denied appeal with the Argentine Supreme Court. Resolution of such complaint has not been resolved yet.

     The opinion of both the Company's management and legal counsel, is that the Federal Executive Power (Direccion Nacional de Normalizacion Patrimonial - Federal institution reporting to the Ministry of Economy) will have to reimburse the above mentioned amount under the terms of Article 12 of Contract No. 12,507, should the legal action mentioned above fail to prosper.

     As of December 31, 2001, the amount to be recovered of 1,201,854, is presented in the noncurrent receivables account (note 2.c), fully offset by an allowance.

8.   COMPULSORY SAVING

     After a protracted judicial process regarding an ex-officio assessment of the compulsory savings for 1988 and 1989, which had been initiated in 1993 and concluded in 2000 with the ruling of the Supreme Court of Justice of the Nation, the Company paid the DGI (Argentine federal tax bureau) the amount claimed pursuant to an installment plan offered by Federal Executive Decree No 93/00; under this system, adherents enjoy the benefit of relief from any penalties other than those imposed by firm judicial ruling. Consequently, as of December 31, 2001, the Company has booked a 7,084,171 receivable in the "Other noncurrent receivables" account, which accrues the interest rate effective for bank savings accounts.

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

11. EFFECTS OF THE ARGENTINE PESO DEVALUATION AND OTHER CHANGES IN ECONOMIC RULES AND REGULATIONS

     Since early December 2001, Argentine authorities implemented a number of monetary and exchange control measures that mainly included restrictions on the free disposition of funds deposited with banks and the practical impossibility of making transfers abroad, with the exception of transfers related to foreign trade. Later, the Federal Government declared the official default on foreign debt payments and, on January 6, 2002, the Argentine Congress approved Law No. 25,561 on Public Emergency and Exchange System Reform that introduced dramatic changes to the economic model implemented until that date and that amended the Convertibility Law (the currency board that pegged the Argentine peso at parity with the US dollar) approved in March 1991. The new law empowers the Federal Executive to implement, among other things, additional monetary, financial and exchange measures to overcome the economic crisis in the medium term.

     Federal Executive Decree No. 71/2002 and Communique "A" 3425, as amended, of the Central Bank of Argentina (the BCRA) established an "official" exchange system, mainly for exports, certain imports, and financial debts, and a "freely floating" exchange market for the rest of the transactions. The "official" exchange rate was fixed at ARS 1.4 to USD 1, and the "freely floating" exchange rate as of the close of business of the first day after the exchange market reopened (January 11, 2002), which had been suspended since December 23, 2001, ranged from ARS 1.60 to ARS 1.70 to USD 1 (selling rate).

     Other regulations were issued subsequently, which further amended the new regulations then in effect. The main aspects of such other regulations as of the approval date of these financial statements are summarized below:

     a) consolidation of exchange markets into a "free" market for negotiating foreign trade transactions and, with prior authorization of the BCRA, financial transactions. As of February 1, 2002, the exchange rate in such market was ARS 2.05 and ARS 2.10 to USD 1, for the buying and selling rate, respectively;

     b)   restrictions on the free disposition of funds deposited with banks;

     c) de-dollarization of deposits in US dollars with Argentine banks at the ARS 1.40 to USD 1 rate and of all US dollar-denominated obligations assumed as of January 6, 2002, in Argentina at a ARS 1 to USD 1 rate. Deposits and debts switched into pesos will be subsequently adjusted by a "benchmark stabilization coefficient" to be published by the BCRA and which will be applied as from the publication date of Decree No. 214/2002, plus a minimum and maximum interest rate for deposits with and loans from the banking system, respectively, fixed by the BCRA;

     d) issuance of an Argentine Government bond to compensate financial institutions for the difference generated by the application of the exchange rates mentioned above;

     e) de-dollarization of all private agreements executed before January 6, 2002, at a ARS 1 to USD 1 rate and subsequent adjustment by the benchmark stabilization coefficient under the terms stated in (c);

     f) de-dollarization of utility rates which were originally agreed upon in US dollars and subsequent renegotiation on a case-by-case basis;

     g)   implementation of new withholding systems for hydrocarbons exports;

     h) 180-day suspension of unjustified dismissals; should any such dismissals occur, they will carry the penalty of having to pay double the termination pay provided by current labor legislation;

     i)   two-year suspension of the bank-deposits unseizability law; and

     j) 180-day suspension as from February 3, 2002, of all lawsuits, precautionary measures, and foreclosure proceedings on loans, debts, deposits, and financial rescheduling affected by the new economic measures.

     To the approval date of these financial statements, the Federal Government is analyzing supplementary policies that will define, among other things, the way in which secured loans in US dollars related to the domestic public debt swap will be switched into pesos and the way in which private external debt payments will be made.

     On the other hand, and as a consequence of the changes implemented in January, there was an increase in the Argentine consumer price index of 2.3% and in the Argentine wholesale price index of 6.6% according to the information provided by the INDEC (Argentine Institute of Statistics and Census).

     As stated in Exhibit II, assets and liabilities in foreign currency as of December 31, 2001, were valued at the ARS 1 to USD 1 exchange rate which was effective as of the suspension date of exchange market transactions mentioned above, according to the provisions of Resolution MD No. 1/02 of the CPCECABA (Professional Council in Economic Sciences of the City of Buenos Aires).

     The net position of assets and liabilities in foreign currency, that would generate effects as a result of the devaluation occurred through the approval date of the financial statements is disclosed in Exhibit II of these financial statements. Such position has not suffered significant changes as of the approval date of these financial statements. The estimated effect of subsequent devaluations as of the date of issuance of these financial statements, on the net position in foreign currency gives rise to a positive exchange difference of about 3,400,000, that will be recorded in the year ending December 31, 2002, according to current accounting standards.

     As provided in the Public Emergency and Exchange System Reform Law mentioned above, the gain resulting from applying the new exchange rate to the net position of assets and liabilities in foreign currency as of January 6, 2002, will be taxable in the fiscal year ending December 31, 2002.

     This note to the financial statements includes the effects derived from the new economic and exchange policies known to the release date thereof. All estimates made by Company Management have contemplated such policies. The effects of any additional measures to be implemented by the Government and of the regulations to be issued on measures adopted before will be recorded in the financial statements once the Company's management becomes aware of their existence.

12. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND US GAAP

     The Company's financial statements have been prepared in conformity with Argentine GAAP in Argentine pesos.

     Differences between Argentine GAAP and US GAAP are explained below in this note and their effects on net income and shareholders' equity are set forth in note 13.

     These financial statements comply with the requirements of Item 17 of Form 20-F and therefore do not include certain additional disclosures required by the Securities and Exchange Commission of the United States of America for other purposes. The differences principally relate to the following items:

     a)   Restatements of financial statements for general price-level changes

          According to Argentine GAAP, the restatement of assets and liabilities into constant Argentine pesos as of the date of the financial statements is required. All nonmonetary assets, liabilities and income statement amounts must be restated to reflect changes in the Argentine general wholesale price index, from the date the assets have been acquired or from the date the liabilities have been incurred, until year-end. As from September 1, 1995, pursuant to General Resolution No. 8/95 of the "Inspeccion General de Justicia" (the governmental regulatory agency of corporations), the Company discontinued the application of this method. Accordingly, for periods ending subsequent to September 1, 1995, there was no further restatement of nonmonetary items and recognition of monetary gains and losses. This resolution was adopted under Argentine GAAP so long as the change in the price index applicable to the restatement does not exceed 8% per annum. All financial statement amounts have been restated in constant Argentine Pesos through August 31, 1995, as explained in Note 1.II. Under U.S. GAAP general price level adjustments are not made when there are low levels of inflation. However, as permitted under SEC's rules these adjustments, which are required by Argentine GAAP, have not been removed in performing the reconciliation to U.S. GAAP included in note 13.

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

     f)   Change in estimates of fixed assets depreciation

          In the last quarter of 2001 the Company has changed its estimate of proved and developed reserves.

          Under Argentine GAAP, the effect of such change on wells and production installations depreciation, is accounted for as from the beginning of the year.

          Under US GAAP, the effect of the change in accounting estimate should be accounted for prospectively from the last quarter of the year 2001.

     g)   Derivative instruments accounting

          Under US GAAP, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          SFAS 133 became effective for the Company on January 1, 2001. The Company does not use derivative instruments. Therefore, the adoption of SFAS 133 for US GAAP purposes has no impact on the Company's financial statements.

          Under Argentine GAAP, there are no specific requirements governing accounting for derivative financial instruments.

     h)   Accounting for asset retirement obligation

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Currently the Company accrues future abandonment costs of wells and related facilities through its depreciation calculation and includes the cumulative accrual in accumulated depreciation. The new standard will require that the Company record under US GAAP the entire fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The liability will accrete over time with a charge to interest expense. The new standard will apply to financial statements for the years beginning after June 15, 2002. While the new standard will require that the Company change its accounting for such abandonment obligations, Petrolera Perez Companc S.A. will adopt SFAS No. 143 for US GAAP purposes as from January 1, 2003. The Company has not quantified the impact of adopting SFAS No. 143 and expects to conclude it during 2002.

     i)   Impairment or disposal of long-lived assets accounting

          In August 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Petrolera Perez Companc S.A. will adopt this statement for US GAAP purposes as from January 1, 2002. Based on the available information the Company does not expect adoption of the provisions of SFAS 144 to have a material impact either on US GAAP earnings or shareholders' equity.

     j) Exchange difference for the valuation of assets and liabilities in foreign currency

          As stated in Note 11, under Argentine GAAP, assets and liabilities in foreign currency as of December 31, 2001, were valued at the ARS 1 to USD 1 exchange rate which was effective as of the suspension date of exchange market transactions.

          Under US GAAP, assets and liabilities in foreign currency as of December 31, 2001, should be valued at the exchange rates effective as of January 11, 2002, when the exchange market reopened, as stated in paragraph 26 of the Statement of Financial Accounting Standards (SFAS) No. 52 and Topic D-12 of the Emerging Issues Task Force, both from the Financial Accounting Standards Board. As mentioned in Note 11, the "freely floating" exchange rate at the close of business of the first day the exchange market reopened was ARS 1.65 and ARS 1.70 to USD 1, buying and selling rate, respectively. As of December 31, 2001, the estimated total effect of the devaluation of the Argentine peso at such exchange rate, was a positive exchange difference of 2,318,064, which was included in reconciliations of Net Income and Shareholders' equity to US GAAP presented in note 13.

          In addition, for income tax purposes under US GAAP, as of December 31, 2001, the Company recognized a deferred tax liability of approximately 811,322 in relation to the net positive exchange difference mentioned above, which was included in Deferred Income Tax in the reconciliations to US GAAP presented in note 13.

     13. RECONCILIATION OF NET INCOME, SHAREHOLDERS' EQUITY AND CASH FLOWS TO US GAAP

          The following is a summary of the significant adjustments to net income and cash flows for the years ended December 31, 2001 and 2000, and the shareholders' equity as of December 31, 2001 and 2000 which would be required if US GAAP had been applied instead of Argentine GAAP in the Company's financial statements.

                                                                                       2001              2000
                                                                                   ------------      ------------
          Net income in accordance with Argentine GAAP                               18,253,040        30,428,945
          US GAAP adjustments:
             Well conversion costs                                                      224,775         6,483,035
             Depreciation of well conversion costs                                     (883,539)         (674,484)
             Change in estimates of fixed assets depreciation                         2,760,835                --
             Pension plan obligations                                                 1,480,425           360,658
             Exchange differences from the devaluation of the Argentine peso          2,318,064                --
             Deferred income taxes                                                   (2,006,932)       (2,720,361)
                                                                                   ------------      ------------
          Net income under US GAAP                                                   22,146,668        33,877,793
                                                                                   ============      ============
          Shareholders' equity in accordance with Argentine GAAP                     93,447,699        89,594,659
          US GAAP adjustments:
             Well conversion costs                                                    8,664,634         8,439,859
             Depreciation of well conversion costs                                   (1,713,492)         (829,953)
             Change in estimates of fixed assets depreciation                         2,760,835                --
             Pension plan obligations                                                   904,752          (575,673)
             Exchange differences from the devaluation of the Argentine peso          2,318,064                --
             Deferred income taxes                                                   (4,970,800)       (2,963,868)
                                                                                   ------------      ------------
          Shareholders' equity under US GAAP                                        101,411,692        93,665,024
                                                                                   ============      ============
          Net funds provided by operations in accordance with Argentine GAAP         27,776,374        38,271,654
          US GAAP adjustments:
             Well conversion costs                                                      224,775         6,483,035
                                                                                   ------------      ------------
          Net funds provided by operations under US GAAP                             28,001,149        44,754,689
                                                                                   ============      ============
          Funds used in investing activities in accordance with Argentine GAAP      (21,650,536)      (17,461,541)
          US GAAP adjustments:
             Well conversion costs                                                     (224,775)       (6,483,035)
                                                                                   ------------      ------------
          Funds used in investing activities under US GAAP                          (21,875,311)      (23,944,576)
                                                                                   ============      ============

          Comprehensive income approximates net income under US GAAP, since no unrealized gain or loss occurred for the years presented.

                                                                      EXHIBIT I

                          PETROLERA PEREZ COMPANC S.A.


                             CHANGES IN FIXED ASSETS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    (Stated in Argentine pesos -- Note 1.II)

                                                                           2001
                                   -----------------------------------------------------------------------------------
                                                                       ORIGINAL COST
                                   -----------------------------------------------------------------------------------
                                     BEGINNING
          MAIN ACCOUNT               BALANCES        INCREASES         DECREASES        TRANSFERS      ENDING BALANCES
------------------------------     ------------     ------------     ------------     ------------     ---------------
Automobiles                             857,644          158,258               --               --         1,015,902
Furniture and fixtures                1,192,660               --               --               --         1,192,660
Computer hardware                     1,304,005           84,192           22,962               --         1,365,235
Facilities                              288,626               --               --               --           288,626
Machinery, receivers and
transmitters                            384,124               --               --               --           384,124
Land and buildings                        3,142               --               --               --             3,142
Wells and production
installations                       157,263,451               --               --       16,586,357       173,849,808
Construction in process               5,163,808       11,611,664        4,500,634      (10,480,090)        1,794,748
Materials in use and equipment
in deposit                            1,250,927        5,855,707               --       (6,106,267)        1,000,367
                                   ------------     ------------     ------------     ------------      ------------
Total as of 2001                    167,708,387       17,709,821        4,523,596               --       180,894,612
                                   ============     ============     ============     ============      ============
Total as of 2000                    153,605,446       15,297,063        1,194,122               --       167,708,387
                                   ============     ============     ============     ============      ============
Total as of 1999                    143,344,920       10,662,224          401,698               --       153,605,446
                                   ============     ============     ============     ============      ============

                                                            2001                                      2000        1999
                         ------------------------------------------------------------------------  ----------  ----------
                                            ACCUMULATED DEPRECIATION
                         -----------------------------------------------------------
                                                    ANNUAL
                          BEGINNING              DEPRECIATION                ENDING        NET        NET          NET
      MAIN ACCOUNT        BALANCES   INCREASES      RATE%      DECREASES    BALANCES   BOOK VALUE  BOOK VALUE  BOOK VALUE
-----------------------  ----------  ----------  ------------  ----------  ----------  ----------  ----------  ----------
Automobiles                 564,778     144,205           20           --     708,983     306,919     292,866     138,565
Furniture and fixtures    1,078,375     109,394           10           --   1,187,769       4,891     114,285     233,551
Computer hardware           972,700     124,278        33.33           --   1,096,978     268,257     331,305     177,055
Facilities                  288,626          --           10           --     288,626          --          --      24,052
Machinery, receivers
and transmitters            214,308      35,965           10           --     250,273     133,851     169,816     211,430
Land and buildings            1,351          63            2           --       1,414       1,728       1,791       1,854
Wells and production
installations            84,188,020  12,200,919          (a)           --  96,388,939  77,460,869  73,075,431  67,447,201
Construction in process          --          --           --           --          --   1,794,748   5,163,808   4,364,502
Materials in use and
equipment in deposit             --          --           --           --          --   1,000,367   1,250,927   1,715,678
                         ----------  ----------   ----------   ----------  ----------  ----------  ----------  ----------
Total as of 2001         87,308,158  12,614,824                        --  99,922,982  80,971,630
                         ==========  ==========                ==========  ==========  ==========
Total as of 2000         79,291,558   8,379,233                   362,633  87,308,158              80,400,229
                         ==========  ==========                ==========  ==========              ==========
Total as of 1999         71,825,258   7,859,390                   393,090  79,291,558                          74,313,888
                         ==========  ==========                ==========  ==========                          ==========

----------
(a) Wells and production installations are depreciated under the unit of production method, as explained in Note 1.III.d).

                                                                     EXHIBIT II

                          PETROLERA PEREZ COMPANC S.A.

                     FOREIGN CURRENCY ASSETS AND LIABILITIES

                        AS OF DECEMBER 31, 2001 AND 2000

                                                 2000                              2001
                                               ---------       ----------------------------------------------
                               TYPE OF         FOREIGN           FOREIGN         EXCHANGE        BOOK AMOUNT
                               FOREIGN         CURRENCY          CURRENCY          RATE          IN ARGENTINE
                               CURRENCY         AMOUNT            AMOUNT         (NOTE 11)          PESOS
                               --------        ---------       -------------     ---------       ------------
CURRENT ASSETS

- Cash                           US$               4,124              10,835        1.000             10,835

- Investments                    US$           9,414,133       (1) 4,435,442        1.000          4,435,442

- Trade receivables:
  o Related companies            US$              58,083           2,226,766        1.000          2,226,766
  o Other customers              US$           8,371,780       (2) 2,374,407        1.000          2,374,407
                                                                                                  ----------
                                                                                                   9,047,450
                                                                                                  ----------
NONCURRENT ASSETS

- Investments - Unlisted
  government debt securities     US$                  --           2,019,428        1.000          2,019,428
                                                                                                  ----------
     TOTAL FOREIGN CURRENCY
        ASSETS                                                                                    11,066,878
                                                                                                  ==========
CURRENT LIABILITIES

- Trade payables:
  o Other vendors                US$             827,863           2,955,786        1.000          2,955,786
  o Related companies            US$             316,450             299,213        1.000            299,213

- Loans                          US$                  --       (3) 2,019,897        1.000          2,019,897

- Other liabilities              US$                  --             339,416        1.000            339,416
                                                                                                  ----------
     TOTAL FOREIGN CURRENCY
       LIABILITIES                                                                                 5,614,312
                                                                                                  ==========

----------
(1) Includes 4,029,316 related to time deposits in foreign banks and 406,126 related to mutual funds in local banks.

(2)  Includes 1,508,488 for foreign receivables.

(3)  Related to payables to foreign banks.

                                                                    EXHIBIT III


                          PETROLERA PEREZ COMPANC S.A.


   INFORMATION REQUIRED UNDER ARTICLE 64, POINT I, CLAUSE B) OF LAW NO. 19,550

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     (Stated in Argentine pesos - Note 1.II)


                                      1999         2000                                    2001
                                   ----------   ----------   -------------------------------------------------------------------
                                                                          OPERATING    ADMINISTRATIVE     SELLING    EXPLORATION
           MAIN ACCOUNT              TOTAL        TOTAL         TOTAL      EXPENSES       EXPENSES       EXPENSES      EXPENSES
--------------------------------   ----------   ----------   ----------   ----------   --------------   ----------   -----------
Salaries and wages                  3,669,350    3,644,174    4,413,014    2,275,642      1,929,223             --       208,149
Social security taxes                 590,133      491,995      447,790      283,296        140,357             --        24,137
Other benefits to personnel           824,857    1,857,955    1,398,727      574,253        789,974             --        34,500
Taxes, charges and contributions       81,701      289,798      189,395        1,059         92,763         95,573            --
Directors' and consultants' fees      370,701      822,786      441,852           --        424,073         17,779            --
Spares and repairs                  2,232,776    5,443,750    5,346,997    5,346,997             --             --            --
Freight and haulage                 2,796,240    3,134,292    2,889,604        8,999             --      2,880,605            --
Production services                 7,040,024    8,332,931    7,977,116    7,559,996        187,134        229,986            --
General expenses                      724,720      616,995      493,017       74,790        363,323         54,904            --
Fixed assets depreciation           7,859,390    8,379,233   12,614,824   12,614,824             --             --            --
Research and development              192,547      627,504       78,830           --             --             --        78,830
Abandoned exploratory wells
and retirement of non-producing
assets                                     --           --    4,500,634           --             --             --     4,500,634
Royalties                           7,182,677   10,659,914    9,634,349    9,634,349             --             --            --
                                   ----------   ----------   ----------   ----------     ----------     ----------    ----------
   Total as of 2001                                          50,426,149   38,374,205      3,926,847      3,278,847     4,846,250
                                                             ==========   ==========     ==========     ==========    ==========
   Total as of 2000                             44,301,327                35,540,041      4,250,331      3,585,378       925,577
                                                ==========                ==========     ==========     ==========    ==========
   Total as of 1999                33,565,116                             27,439,521      2,543,994      3,111,166       470,435
                                   ==========                             ==========    ==========     ==========    ==========

                                                                     EXHIBIT IV

                          PETROLERA PEREZ COMPANC S.A.


                     BREAK DOWN FOR MATURITY OF INVESTMENTS,

               RECEIVABLES AND LIABILITIES AS OF DECEMBER 31, 2001

                    (Stated in Argentine pesos -- Note 1.II)


                                                      ASSETS                    LIABILITIES
                                           ----------------------------    --------------------
                      TERM                 INVESTMENTS    RECEIVABLES      OTHER LIABILITIES(1)
----------------------------               -----------   --------------    --------------------

WITHOUT MATURITY                               455,446               --                7,500
                                            ----------   --------------        -------------

WITH MATURITY

TO EXPIRE:

- Up to three months                        4,029,316    (3)  6,635,901        (3) 6,918,501
- From three to six months                          -    (3)    174,371        (5) 2,359,313
- From two to three years                   2,019,428                              -      --
- More than three years                             -    (4)  7,180,978                   --
                                            ---------        ----------            ---------
TOTAL WITH MATURITY                     (2) 6,048,744        13,991,250            9,277,814
                                            ---------        ----------            ---------
TOTAL                                       6,504,190        13,991,250            9,285,314
                                            =========        ==========            =========

----------
(1)  Encompasses total liabilities, excluding reserves for contingencies.

(2)  Accruing interest at an average nominal rate of about 7.2% per annum.

(3)  Accrues no interest.

(4)  98% accrues interest at a fixed rate of about 3% per annum.

(5) Includes 2,019,897 accruing interest at a fixed rate of about 5.7% per annum.

                                    SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 APCO ARGENTINA INC.
                                             -------------------------
                                                    (Registrant)




                                 By:  /s/ Thomas Bueno
                                     -------------------------------------------
                                           President, Chief Operating and
                                              Chief Accounting Officer
                                     (Duly Authorized Officer of the Registrant)


May 15, 2002