Form 10-K/A
period 2001-12-31
APCO ARGENTINA INC/NEW
filed 2002-05-29
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  Amendment #2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________
                         Commission file number 0-8933

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

Apco Argentina Inc. ("the Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of amending Notes 12 and 13 of the Notes to Financial Statements as of December 31, 2001, 2000, and 1999 of Petrolera Perez Companc S.A. ("Petrolera"), an Argentine corporation. The Company is required to file the financial statements of Petrelera, a significant investee, as required by Rule 3-09 of Regulation S-X.

This amendment also incorporates Exhibit 99 - Notification of Pistrelli, Diaz y Associados representations by way of a letter from the Company to the commission pursuant to temporary Note 3T. Pistrelli, Diaz y Associados is a member firm of Arthur Andersen LLP.

The audited balance sheets of Petrolera as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity and cash flow for the years ended December 31, 2001 2000 and 1999 are unaffected by the revisions to Notes 12 and 13.

The company owns a 33.684 percent stock interest in Petrolera, a partner in the Entre Lomas joint venture and the operator of the concession.


PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(c)               EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                  Exhibit Number

                  (99) - Notification of Pistrelli, Diaz y Associados
                         representatives

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

As described in note 11 to the accompanying financial statements, in the last few months, a significant change has been implemented in the economic model of Argentina as well as in the Convertibility Law that was in place since March 1991 (whereby the Argentine peso was pegged at parity with the US dollar). The main consequences of the set of measures adopted by the Argentine Federal Government, which are detailed in the above mentioned note, have been (a) the devaluation of the Argentine peso with respect to the US dollar and dedollarization of certain foreign currency denominated assets and liabilities held in the country, the effects of which will be recognized in 2002 in accordance with Argentine generally accepted accounting principles; (b) the implementation of restrictions on the withdrawal of funds deposited with financial institutions; (c) the restriction on transfers abroad; and (d) the increase in domestic prices. The future development of the economic crisis may require further measures from the Argentine Federal Government. The accompanying financial statements should be read taking into account the issues mentioned above.

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

-        Articles of Incorporation: April 14, 1954.

-        Last change to the Bylaws: December 1, 2000.

Registration number with the "Inspeccion General de Justicia" (the Governmental Regulatory Agency of Corporations): 6,717.

Expiration date of the Articles of Incorporation: September 2, 2052.



                                CAPITAL STRUCTURE
                           (Stated in Argentine pesos)


                                                                                            SUBSCRIBED, ISSUED,
                        DESCRIPTION OF THE SHARES                                         REGISTERED AND PAID-IN
                        -------------------------                                         ----------------------
Nominative, common and non-endorsable shares, 1 peso par value, 1 vote each                       411,900

Nominative, preferred, non-endorsable and nonvoting shares, 1 peso par value(1)                    88,100
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

                          PETROLERA PEREZ COMPANC S.A.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    (Stated in Argentine pesos -- Note 1.II)




                                            CAPITAL STOCK                       RETAINED EARNINGS
                                     ---------------------------   --------------------------------------------
                                                                         RESERVED EARNINGS
                                                                   ---------------------------
                                         PAR         ADJUSTMENT       LEGAL        STATUTORY     UNAPPROPRIATED
                                        VALUE        TO CAPITAL      RESERVE        RESERVE         EARNINGS          TOTAL
                                     ------------   ------------   ------------   ------------   --------------    ------------
Balance as of December 31, 1998           500,000         82,041        100,000              1       70,803,100      71,485,142

Cash dividends approved by Regular
   Shareholders' Meetings                      --             --             --             --      (12,337,095)    (12,337,095)

Net income for the year                        --             --             --             --       15,869,667      15,869,667
                                     ------------   ------------   ------------   ------------   --------------    ------------
Balance as of December 31, 1999           500,000         82,041        100,000              1       74,335,672      75,017,714

Cash dividends approved by Regular
   Shareholders' Meetings                      --             --             --             --      (15,852,000)    (15,852,000)

Net income for the year                        --             --             --             --       30,428,945      30,428,945
                                     ------------   ------------   ------------   ------------   --------------    ------------
Balance as of December 31, 2000           500,000         82,041        100,000              1       88,912,617      89,594,659

Cash dividends approved by Regular
    Shareholders' Meetings                     --             --             --             --      (14,400,000)    (14,400,000)

Net income for the year                        --             --             --             --       18,253,040      18,253,040
                                     ------------   ------------   ------------   ------------   --------------    ------------
Balance as of December 31, 2001           500,000         82,041        100,000              1       92,765,657      93,447,699
                                     ============   ============   ============   ============   ==============    ============


         The accompanying notes 1 to 13 and the supplementary statements (Exhibits I to IV) are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                          STATEMENTS OF CASH FLOWS(a)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     (Stated in Argentine pesos - Note 1.II)

                                                                         2001            2000            1999
                                                                     ------------    ------------    ------------
FUNDS PROVIDED BY OPERATIONS:

NET INCOME FOR THE YEAR                                                18,253,040      30,428,945      15,869,667

ADJUSTMENTS TO RECONCILE NET INCOME FOR THE YEAR TO NET FUNDS
PROVIDED BY OPERATIONS:

Fixed assets depreciation                                              12,614,824       8,379,233       7,859,390
Decrease in fixed assets                                                   22,962         831,489           8,608
Abandoned exploratory wells and retirement of non-producing assets      4,500,634              --              --
Net increase (decrease) in reserves for contingencies                      80,822        (792,285)             --

CHANGES IN ASSETS AND LIABILITIES:

Decrease (increase) in trade receivables                                3,966,802      (1,838,631)     (3,055,533)
(Increase) decrease in other receivables                                 (906,127)     (7,064,202)        780,393
Decrease (increase) in inventories                                         22,041         299,086         (41,058)
Increase in trade payables                                              2,394,282       3,392,596       1,689,313
Increase (decrease) in payroll and social security taxes                  159,484         101,294         (85,953)
(Decrease) increase in taxes payable                                  (12,739,519)      6,396,806       5,485,307
(Decrease) increase in other liabilities                                 (135,763)     (1,862,677)         95,527
Decrease in reserves for contingencies                                   (457,108)             --              --
                                                                     ------------    ------------    ------------
    NET FUNDS PROVIDED BY OPERATIONS                                   27,776,374      38,271,654      28,605,661
                                                                     ------------    ------------    ------------

FUNDS USED IN INVESTING ACTIVITIES:

Fixed assets acquisitions                                             (19,631,108)    (17,461,541)    (15,311,758)
Increase in non-current investments                                    (2,019,428)             --              --
                                                                     ------------    ------------    ------------
    FUNDS USED IN INVESTING ACTIVITIES                                (21,650,536)    (17,461,541)    (15,311,758)
                                                                     ------------    ------------    ------------

FUNDS USED IN FINANCING ACTIVITIES:

Increase in short-term debt                                             2,019,897              --              --
Dividends paid                                                        (14,400,000)    (15,852,000)    (12,337,095)
                                                                     ------------    ------------    ------------
    NET FUNDS USED IN FINANCING ACTIVITIES                            (12,380,103)    (15,852,000)    (12,337,095)
                                                                     ------------    ------------    ------------
    Net (decrease) increase in funds                                   (6,254,265)      4,958,113         956,808
    Funds at beginning of year                                         11,388,140       6,430,027       5,473,219
                                                                     ------------    ------------    ------------
    Funds at end of year                                                5,133,875      11,388,140       6,430,027
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
                                          --------
                                            100.00
                                          ========

          The Company's percentage interest (73.15%) in the assets and liabilities allocated to the concession, which are included in the balance sheets as of December 31, 2001 and 2000, is as follows:

                            2001         2000
                         ----------   ----------
Current assets            5,293,726    5,100,040
Noncurrent assets        88,152,608   87,399,005
                         ----------   ----------
     Total assets        93,446,334   92,499,045
                         ==========   ==========

Current liabilities       7,129,603   10,369,730
Noncurrent liabilities      431,942      574,228
                         ----------   ----------
     Total liabilities    7,561,545   10,943,958
                         ==========   ==========

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

     (a)  CASH, RECEIVABLES AND LIABILITIES, OTHER THAN RESERVES:

          -    In local currency: at face value.

          - In foreign currency: at face value in foreign currency converted at the exchange rates in effect at each year-end for the settlement of these transactions (see Note 11).

          Financial income (expense) accrued through each year-end, have been added to or deducted from receivables and payables, as applicable.

     (b)  INVESTMENTS:

          - Time deposits and unlisted government debt securities: at face value plus interest accrued through each year-end. If applicable, balances were converted at the exchange rates in effect at each year-end for the settlement of these transactions (see Note 11).

          - Mutual funds: at mutual fund share price at each year-end, net of the necessary expenditures for its sale.

     (c)  INVENTORIES:

          - Hydrocarbons: at production cost at the end of each year, which does not exceed the recoverable value.

          - Materials and spares: at replacement cost based on the last purchase, which does not exceed the recoverable value.

     (d)  FIXED ASSETS:

          At acquisition or construction cost less related accumulated depreciation, calculated in proportion to the months of estimated useful lives, except wells and production installations, which are depreciated based on the lifting of proved developed hydrocarbon reserves through the expiration of the concession.

          The Company uses the successful efforts method of accounting for its oil and gas exploration and production activities. Under its method, exploration costs, excluding the costs of exploratory wells, are charged to expenses as incurred. Drilling costs of exploratory wells, including stratigraphic test wells are capitalized pending determination of whether proved reserves exist which justify commercial development. If such reserves are not found, the drilling costs are charged to expense for the year. Drilling costs of productive wells and of dry holes drilled for development of oil and gas reserves are capitalized. Other development costs to provide improved recovery systems are capitalized, except well conversion costs from gas-lift system to sucker rod pumping system, which are charged to expenses as incurred.

          Estimated future restoration and abandonment costs are accrued according to the unit of production method.

          The carrying amount of fixed assets taken as a whole does not exceed its recoverable value.

          The detail of these assets is set forth in Exhibit I.

     (e)  RESERVES FOR CONTINGENCIES:

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

     (f)  INCOME TAX AND TAX ON MINIMUM PRESUMED INCOME:

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

     (g)  SHAREHOLDERS' EQUITY ACCOUNTS:

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

     (h)  INCOME STATEMENT ACCOUNTS:

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

     (i)  REVENUE RECOGNITION:

          Revenues are recognized when products are shipped or services are rendered and the risk of loss has been transferred to the customer.

2.   BREAKDOWN OF THE MAIN ACCOUNTS

     The main accounts in the Company's financial statements breakdown as follows:


                                                                         2001            2000
                                                                     ------------    ------------
     (a)  INVESTMENTS:

          CURRENT:

          Time deposits                                                 4,029,316       9,552,728
          Mutual funds                                                    455,446         971,808
                                                                     ------------    ------------
                                                                        4,484,762      10,524,536
                                                                     ============    ============
          NONCURRENT:

          Unlisted government debt securities                           2,019,428              --
                                                                     ============    ============

     (b)  TRADE RECEIVABLES:

          Related company:
               Pecom Energia S.A.                                       2,363,733         206,189
          Other customers                                               2,605,869       8,730,215
                                                                     ------------    ------------
                                                                        4,969,602       8,936,404
                                                                     ============    ============

     (c)  OTHER RECEIVABLES:

          CURRENT:

          VAT receivable                                                1,024,056              --
          Income tax prepayments and withholdings (net of accrual)        174,371              --
          Prepaid expenses                                                202,609         217,969
          Advances to personnel                                            54,785         106,311
          Prepayments to vendors                                           61,222          93,091
          Other                                                           323,627         699,321
                                                                     ------------    ------------
                                                                        1,840,670       1,116,692
                                                                     ============    ============
          NONCURRENT:

          Compulsory saving receivable (Note 8)                         7,084,171       6,868,113
          Taxes to be recovered (Note 7)                                1,201,854       1,201,854
          Allowance for taxes to be recovered                          (1,201,854)     (1,201,854)
          Other                                                            96,807         130,716
                                                                     ------------    ------------
                                                                        7,180,978       6,998,829
                                                                     ============    ============

                                                                       2001         2000
                                                                    ----------   ----------
     (d)  INVENTORIES:

          Hydrocarbons                                                 487,778      365,112
          Materials and spares                                         560,994      705,701
                                                                    ----------   ----------
                                                                     1,048,772    1,070,813
                                                                    ==========   ==========

     (e)  TRADE PAYABLES:

          Related companies:
              Pecom Energia S.A.                                       136,667      273,479
              Oleoductos del Valle S.A.                                195,768      236,501
          Other vendors                                              5,104,058    4,453,518
                                                                    ----------   ----------
                                                                     5,436,493    4,963,498
                                                                    ==========   ==========

     (f)  TAXES PAYABLE:

          Royalty accrual                                              480,336      855,855
          Income tax accrual (net of withholding and prepayments)           --    8,881,379
          Compulsory saving payables (Note 8)                               --    3,350,444
          VAT payable                                                       --      110,909
          Other                                                         97,447      118,715
                                                                    ----------   ----------
                                                                       577,783   13,317,302
                                                                    ==========   ==========

     (g)  OTHER LIABILITIES:

          Directors' and Statutory Auditor's fees                      339,416      345,268
          Retirement and pension fund (Note 6)                         239,380      369,291
          Other                                                          7,500        7,500
                                                                    ----------   ----------
                                                                       586,296      722,059
                                                                    ==========   ==========

                                           2001             2000             1999
                                        ----------       ----------       ----------
     (h)  RESERVES FOR CONTINGENCIES:

          At beginning of year             808,228        1,600,513        1,600,513
          Decreases of year               (376,286)(1)     (792,285)(2)           --
                                        ----------       ----------       ----------
          At end of year                   431,942          808,228        1,600,513
                                        ==========       ==========       ==========

(1) Includes (457,108) related to contingencies reversals and 80,822 charged to income for the year.

(2)  Credited to "Other (expenses) income, net" of the income statement.

                                                                      2001            2000            1999
                                                                  ------------    ------------    ------------
     (i)  OPERATING COSTS:

          Beginning inventory                                        1,070,813       1,369,899       1,328,841
                                                                  ------------    ------------    ------------

          Purchases                                                  2,932,102       6,577,253       3,122,293
          Operating expenses (Exhibit III)                          38,374,205      35,540,041      27,439,521
                                                                  ------------    ------------    ------------
                                                                    41,306,307      42,117,294      30,561,814
                                                                  ------------    ------------    ------------

          Ending inventory                                          (1,048,772)     (1,070,813)     (1,369,899)
                                                                  ------------    ------------    ------------
                                                                    41,328,348      42,416,380      30,520,756
                                                                  ============    ============    ============

     (j)  OTHER (EXPENSES) INCOME, NET:

          Net (increase) decrease of reserves for contingencies        (80,822)        792,285              --
          Tax on bank transactions                                    (363,026)             --              --
          Other                                                        174,713         770,315          57,218
                                                                  ------------    ------------    ------------
                                                                      (269,135)      1,562,600          57,218
                                                                  ============    ============    ============

3.   TRANSACTIONS WITH RELATED COMPANIES

     Receivables and payables as of December 31, 2001, 2000 and 1999, are set forth in notes 2.b) and 2.e), respectively.

     The main transactions carried out during the respective years ended December 31, 2001, 2000 and 1999, include:

                                  REVENUES FROM HYDROCARBONS SOLD
                               ------------------------------------
                                  2001         2000         1999
                               ----------   ----------   ----------
     Related company:

          Pecom Energia S.A.    3,926,918   21,019,857   19,687,990
                               ==========   ==========   ==========

                                               PURCHASES AND OPERATING EXPENSES
                                             ------------------------------------
                                                2001         2000         1999
                                             ----------   ----------   ----------
     Related companies:

          Pecom Energia S.A.                    967,909    2,162,572    2,584,449
          Oleoductos del Valle S.A.           2,557,155    2,489,670    2,411,300
          Petroleum Commercial Supply Inc.        7,150        8,412      101,225
                                             ----------   ----------   ----------
                                              3,532,214    4,660,654    5,096,974
                                             ==========   ==========   ==========

4.   MAIN CUSTOMERS

     Main customers with whom the Company did business during the respective years ended December 31, 2001, 2000 and 1999, are as follows:

     (a)  Oil (accounts for 81%, 84% and 73%, respectively, of total sales):

                                                   % SHARE
                                              ------------------
          CUSTOMER:                           2001   2000   1999
                                              ----   ----   ----
          Petrobras Petroleo Brasileno S.A.     59     56     29
          Shell C.A.P.S.A.                      26     21     29
          YPF S.A.                               8     --     --
          EG3 S.A.                               4     --     --
          Pecom Energia S.A.                     3     23     41
          Tosco Refining Co.                    --     --      1
                                              ----   ----   ----
                                               100    100    100
                                              ====   ====   ====

     (b) Natural gas (accounts for 14%, 13% and 24%, respectively, of total sales):

                                                                      % SHARE
                                                                 ------------------
          CUSTOMER:                                              2001   2000   1999
                                                                 ----   ----   ----
          Camuzzi Gas Pampeana S.A.                                56     76     69
          Pecom Energia S.A.                                       21     18      9
          Duke Energy Gas Trading & Marketing Argentina S.R.L.     13     --     --
          Loma Negra Cia. Industrial Argentina S.A.                 7     --     --
          Litoral Gas S.A.                                         --     --     10
          Metrogas S.A.                                            --     --      7
          Other                                                     3      6      5
                                                                 ----   ----   ----
                                                                  100    100    100
                                                                 ====   ====   ====

     (c) Propane and butane (accounts for 5%, 3% and 3%, respectively, of total sales):

                                                           % SHARE
                                                      ------------------
          CUSTOMER:                                   2001   2000   1999
                                                      ----   ----   ----
          Abastecedora de Combustibles S.A. (Chile)     26     24     26
          Enagas S.A. Distribuidora de Gas (Chile)      23     28     19
          Totalgaz Argentina S.A.                       22     32     27
          Careri J. C. y Careri P.                      20     10     --
          Sur Gas S.A.                                   3      2      6
          Castex Gas S.A.                               --     --      6
          Dimarco S.A.                                  --     --      4
          Other                                          6      4     12
                                                      ----   ----   ----
                                                       100    100    100
                                                      ====   ====   ====

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

     Other regulations were issued subsequently, which further amended the new regulations then in effect. The main aspects of such other regulations as of the approval date of these financial statements are summarized below:

     (a) consolidation of exchange markets into a "free" market for negotiating foreign trade transactions and, with prior authorization of the BCRA, financial transactions. As of February 1, 2002, the exchange rate in such market was ARS 2.05 and ARS 2.10 to USD 1, for the buying and selling rate, respectively;

     (b)  restrictions on the free disposition of funds deposited with banks;

     (c) de-dollarization of deposits in US dollars with Argentine banks at the ARS 1.40 to USD 1 rate and of all US dollar-denominated obligations assumed as of January 6, 2002, in Argentina at a ARS 1 to USD 1 rate. Deposits and debts switched into pesos will be subsequently adjusted by a "benchmark stabilization coefficient" to be published by the BCRA and which will be applied as from the publication date of Decree No. 214/2002, plus a minimum and maximum interest rate for deposits with and loans from the banking system, respectively, fixed by the BCRA;

     (d) issuance of an Argentine Government bond to compensate financial institutions for the difference generated by the application of the exchange rates mentioned above;

     (e) de-dollarization of all private agreements executed before January 6, 2002, at a ARS 1 to USD 1 rate and subsequent adjustment by the benchmark stabilization coefficient under the terms stated in (c);

     (f) de-dollarization of utility rates which were originally agreed upon in US dollars and subsequent renegotiation on a case-by-case basis;

     (g)  implementation of new withholding systems for hydrocarbons exports;

     (h) 180-day suspension of unjustified dismissals; should any such dismissals occur, they will carry the penalty of having to pay double the termination pay provided by current labor legislation;

     (i)  two-year suspension of the bank-deposits unseizability law; and

     (j) 180-day suspension as from February 3, 2002, of all lawsuits, precautionary measures, and foreclosure proceedings on loans, debts, deposits, and financial rescheduling affected by the new economic measures.

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

     (b)  Valuation of inventories

          Under Argentine GAAP, materials and spares parts are accounted for at replacement cost.

          Under US GAAP, materials and spares parts are accounted for at historical cost. The effects of such differences for all periods presented were not material.

     (c)  Well conversion costs

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

     (d)  Income taxes

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

     (e)  Accounting for pension obligations

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

     (f)  Change in estimates of fixed assets depreciation

          Due to changed circumstances in Argentina resulting from the country's recent economic problems, described in note 11, the Company feels that because the granting of the ten year extension requires government approval, it is now appropriate to differentiate between reserves estimated to be produced through 2016, and reserves expected to be produced over the ten year extension period. Although the Company has since 1968 successfully obtained Entre Lomas contract extensions on several occasions, the Company feels that reserves attributable to the extension period, or 2017-2026, that would otherwise be classified as proved using conventional engineering methods of estimating reserves, should in light of changed circumstances, be reclassified to the probable category. Therefore, in the last quarter of 2001 the Company has changed its estimate of proved and developed reserves.

          Under Argentine GAAP, the effect of such change on wells and production installations depreciation, is accounted for as from the beginning of the year.

          Under US GAAP, the effect of the change in accounting estimate is accounted for prospectively from the last quarter of the year 2001.

     (g)  Derivative instruments accounting

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

          SFAS 133 became effective for the Company on January 1, 2001. The Company does not use derivative instruments. Therefore, the adoption of SFAS 133 for US GAAP purposes had no impact on the Company's financial statements.

          Under Argentine GAAP, there are no specific requirements governing accounting for derivative financial instruments.

     (h)  Accounting for asset retirement obligation

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

     (i)  Impairment or disposal of long-lived assets accounting

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

     (j) Exchange difference for the valuation of assets and liabilities in foreign currency

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

                                                                                 2001            2000
                                                                             ------------    ------------
      Net income in accordance with Argentine GAAP                             18,253,040      30,428,945
      US GAAP adjustments:
         Well conversion costs                                                    224,775       6,483,035
         Depreciation of well conversion costs                                   (883,539)       (674,484)
         Change in estimates of fixed assets depreciation                       2,760,835              --
         Pension plan obligations                                                 351,747         360,658
         Exchange differences from the devaluation of the Argentine peso        2,318,064              --
         Deferred income taxes                                                 (1,611,895)     (2,720,361)
                                                                             ------------    ------------
      Net income under US GAAP                                                 21,413,027      33,877,793
                                                                             ============    ============

      Shareholders' equity in accordance with Argentine GAAP                   93,447,699      89,594,659
      US GAAP adjustments:
         Well conversion costs                                                  8,664,634       8,439,859
         Depreciation of well conversion costs                                 (1,713,492)       (829,953)
         Change in estimates of fixed assets depreciation                       2,760,835              --
         Pension plan obligations                                                (223,926)       (575,673)
         Exchange differences from the devaluation of the Argentine peso        2,318,064              --
         Deferred income taxes                                                 (4,575,763)     (2,963,868)
                                                                             ------------    ------------
      Shareholders' equity under US GAAP                                      100,678,051      93,665,024
                                                                             ============    ============

      Net funds provided by operations in accordance with Argentine GAAP       27,776,374      38,271,654
      US GAAP adjustments:
         Well conversion costs                                                    224,775       6,483,035
                                                                             ------------    ------------
      Net funds provided by operations under US GAAP                           28,001,149      44,754,689
                                                                             ============    ============

      Funds used in investing activities in accordance with Argentine GAAP    (21,650,536)    (17,461,541)
      US GAAP adjustments:
         Well conversion costs                                                   (224,775)     (6,483,035)
                                                                             ------------    ------------
      Funds used in investing activities under US GAAP                        (21,875,311)    (23,944,576)
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

                          PETROLERA PEREZ COMPANC S.A.


                             CHANGES IN FIXED ASSETS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    (Stated in Argentine pesos -- Note 1.II)

                                                            2001
                           -------------------------------------------------------------------------
                                                        ORIGINAL COST
                           -------------------------------------------------------------------------
                             BEGINNING                                                     ENDING
      MAIN ACCOUNT           BALANCES      INCREASES      DECREASES      TRANSFERS        BALANCES
      ------------         ------------   ------------   ------------   ------------    ------------
Automobiles                     857,644        158,258             --             --       1,015,902
Furniture and fixtures        1,192,660             --             --             --       1,192,660
Computer hardware             1,304,005         84,192         22,962             --       1,365,235
Facilities                      288,626             --             --             --         288,626
Machinery, receivers and
transmitters                    384,124             --             --             --         384,124
Land and buildings                3,142             --             --             --           3,142
Wells and production
installations               157,263,451             --             --     16,586,357     173,849,808
Construction in process       5,163,808     11,611,664      4,500,634    (10,480,090)      1,794,748
Materials in use and
equipment in deposit          1,250,927      5,855,707             --     (6,106,267)      1,000,367
                           ------------   ------------   ------------   ------------    ------------
Total as of 2001            167,708,387     17,709,821      4,523,596             --     180,894,612
                           ============   ============   ============   ============    ============
Total as of 2000            153,605,446     15,297,063      1,194,122             --     167,708,387
                           ============   ============   ============   ============    ============
Total as of 1999            143,344,920     10,662,224        401,698             --     153,605,446
                           ============   ============   ============   ============    ============

                                                                 2001                                        2000         1999
                           ----------------------------------------------------------------------------   ----------   ----------
                                                 ACCUMULATED DEPRECIATION
                           ---------------------------------------------------------------
                                                       ANNUAL
                            BEGINNING                DEPRECIATION                 ENDING        NET          NET          NET
      MAIN ACCOUNT          BALANCES    INCREASES       RATE%       DECREASES    BALANCES    BOOK VALUE   BOOK VALUE   BOOK VALUE
      ------------         ----------   ----------   ------------   ---------   ----------   ----------   ----------   ----------
Automobiles                   564,778      144,205             20          --      708,983      306,919      292,866      138,565
Furniture and fixtures      1,078,375      109,394             10          --    1,187,769        4,891      114,285      233,551
Computer hardware             972,700      124,278          33.33          --    1,096,978      268,257      331,305      177,055
Facilities                    288,626           --             10          --      288,626           --           --       24,052
Machinery, receivers and
transmitters                  214,308       35,965             10          --      250,273      133,851      169,816      211,430
Land and buildings              1,351           63              2          --        1,414        1,728        1,791        1,854
Wells and production
installations              84,188,020   12,200,919             (a)         --   96,388,939   77,460,869   73,075,431   67,447,201
Construction in process            --           --             --          --           --    1,794,748    5,163,808    4,364,502
Materials in use and
equipment in deposit               --           --             --          --           --    1,000,367    1,250,927    1,715,678
                           ----------   ----------                  ---------   ----------   ----------   ----------   ----------
Total as of 2001           87,308,158   12,614,824                         --   99,922,982   80,971,630
                           ==========   ==========                  =========   ==========   ==========
Total as of 2000           79,291,558    8,379,233                    362,633   87,308,158                80,400,229
                           ==========   ==========                  =========   ==========                ==========
Total as of 1999           71,825,258    7,859,390                    393,090   79,291,558                             74,313,888
                           ==========   ==========                  =========   ==========                             ==========

(a) Wells and production installations are depreciated under the unit of production method, as explained in Note 1.III.d).

                                                                      EXHIBIT II

                          PETROLERA PEREZ COMPANC S.A.

                     FOREIGN CURRENCY ASSETS AND LIABILITIES

                        AS OF DECEMBER 31, 2001 AND 2000

                                                          2000                       2001
                                                       ----------   -----------------------------------------
                                           TYPE OF      FOREIGN      FOREIGN         EXCHANGE    BOOK AMOUNT
                                           FOREIGN      CURRENCY     CURRENCY          RATE      IN ARGENTINE
                                           CURRENCY      AMOUNT       AMOUNT         (NOTE 11)      PESOS
                                          ----------   ----------   ----------      ----------   ------------
CURRENT ASSETS

-    Cash                                        US$        4,124       10,835           1.000        10,835

-    Investments                                 US$    9,414,133    4,435,442(1)        1.000     4,435,442

-    Trade receivables:

     o    Related companies                      US$       58,083    2,226,766           1.000     2,226,766

     o    Other customers                        US$    8,371,780    2,374,407(2)        1.000     2,374,407
                                                                                                 -----------
                                                                                                   9,047,450
                                                                                                 -----------
NONCURRENT ASSETS

-    Investments - Unlisted government
     debt securities                             US$           --    2,019,428           1.000     2,019,428
                                                                                                 -----------

     TOTAL FOREIGN CURRENCY ASSETS                                                                11,066,878
                                                                                                 ===========
CURRENT LIABILITIES

-    Trade payables:

     o    Other vendors                          US$      827,863    2,955,786           1.000     2,955,786

     o    Related companies                      US$      316,450      299,213           1.000       299,213

-    Loans                                       US$           --    2,019,897(3)        1.000     2,019,897

-    Other liabilities                           US$           --      339,416           1.000       339,416
                                                                                                 -----------
     TOTAL FOREIGN CURRENCY LIABILITIES                                                            5,614,312
                                                                                                 ===========

(1) Includes 4,029,316 related to time deposits in foreign banks and 406,126 related to mutual funds in local banks.

(2)  Includes 1,508,488 for foreign receivables.

(3)  Related to payables to foreign banks.

                                                                     EXHIBIT III


                          PETROLERA PEREZ COMPANC S.A.


   INFORMATION REQUIRED UNDER ARTICLE 64, POINT I, CLAUSE b) OF LAW NO. 19,550

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                     (Stated in Argentine pesos - Note 1.II)






                                        1999          2000                                      2001
                                     -----------   -----------   -------------------------------------------------------------------
                                                                               OPERATING    ADMINISTRATIVE    SELLING    EXPLORATION
          MAIN ACCOUNT                  TOTAL         TOTAL         TOTAL       EXPENSES       EXPENSES      EXPENSES      EXPENSES
          ------------               -----------   -----------   -----------   ----------   --------------   ---------   -----------
Salaries and wages                     3,669,350     3,644,174     4,413,014    2,275,642        1,929,223          --       208,149
Social security taxes                    590,133       491,995       447,790      283,296          140,357          --        24,137
Other benefits to personnel              824,857     1,857,955     1,398,727      574,253          789,974          --        34,500
Taxes, charges and contributions          81,701       289,798       189,395        1,059           92,763      95,573            --
Directors' and consultants' fees         370,701       822,786       441,852           --          424,073      17,779            --
Spares and repairs                     2,232,776     5,443,750     5,346,997    5,346,997               --          --            --
Freight and haulage                    2,796,240     3,134,292     2,889,604        8,999               --   2,880,605            --
Production services                    7,040,024     8,332,931     7,977,116    7,559,996          187,134     229,986            --
General expenses                         724,720       616,995       493,017       74,790          363,323      54,904            --
Fixed assets depreciation              7,859,390     8,379,233    12,614,824   12,614,824               --          --            --
Research and development                 192,547       627,504        78,830           --               --          --        78,830
Abandoned exploratory wells and
retirement of non-producing assets            --            --     4,500,634           --               --          --     4,500,634
Royalties                              7,182,677    10,659,914     9,634,349    9,634,349               --          --            --
                                     -----------   -----------   -----------   ----------   --------------   ---------   -----------
  Total as of 2001                                                50,426,149   38,374,205        3,926,847   3,278,847     4,846,250
                                                                 ===========   ==========   ==============   =========   ===========
  Total as of 2000                                  44,301,327                 35,540,041        4,250,331   3,585,378       925,577
                                                   ===========                 ==========   ==============   =========   ===========
  Total as of 1999                    33,565,116                               27,439,521        2,543,994   3,111,166       470,435
                                     ===========                               ==========   ==============   =========   ===========

                                                                      EXHIBIT IV

                          PETROLERA PEREZ COMPANC S.A.


                     BREAK DOWN FOR MATURITY OF INVESTMENTS,

               RECEIVABLES AND LIABILITIES AS OF DECEMBER 31, 2001

                    (Stated in Argentine pesos -- Note 1.II)




                                              ASSETS                  LIABILITIES
                                   ----------------------------      --------------
                                                                         OTHER
              TERM                 INVESTMENTS      RECEIVABLES      LIABILITIES(1)
              ----                 -----------      -----------      --------------
WITHOUT MATURITY                       455,446               --               7,500
                                   -----------      -----------      --------------

WITH MATURITY

TO EXPIRE:

-    Up to three months              4,029,316        6,635,901(3)        6,918,501(3)
-    From three to six months               --          174,371(3)        2,359,313(5)
-    From two to three years         2,019,428               --                  --
-    More than three years                  --        7,180,978(4)               --
                                   -----------      -----------      --------------
TOTAL WITH MATURITY                  6,048,744(2)    13,991,250           9,277,814
                                   -----------      -----------      --------------

TOTAL                                6,504,190       13,991,250           9,285,314
                                   ===========      ===========      ==============

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



                                               APCO ARGENTINA INC.
                                        ----------------------------------------
                                                  (Registrant)




                                     By: /s/ Thomas Bueno
                                        ----------------------------------------
                                            President, Chief Operating and
                                               Chief Accounting Officer
                                     (Duly Authorized Officer of the Registrant)




May 29, 2002

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
(99)     -        Notification of Pistrelli, Diaz y Associados
                  representatives