Form 10-Q
period 2002-06-30
APCO ARGENTINA INC/NEW
filed 2002-08-14
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

     ONE WILLIAMS CENTER, (MD 26-4)
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


              CLASS                            OUTSTANDING AT JULY 31, 2002
ORDINARY SHARES, $.01 PAR VALUE                       7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX


                                                                                          Page No.
                                                                                          --------
PART I.     FINANCIAL INFORMATION:

            ITEM 1.      FINANCIAL STATEMENTS

                         Consolidated Balance Sheets - June 30, 2002 and
                              December 31, 2001                                               3

                         Consolidated Statements of Operations - Three and Six
                              Months Ended June 30, 2002 and 2001                             4

                         Consolidated Statements of Cash Flows - Six Months
                              Ended June 30, 2002 and 2001                                    6

                         Notes to Consolidated Financial Statements                           7

            ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   13
                              CONDITION AND RESULTS OF OPERATIONS

            ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                              MARKET RISKS                                                   19

PART II.    OTHER INFORMATION

            ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                    20

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Dollar amounts in Thousands, Except Per Share)            June 30,     December 31,
                                                            2002           2001
                                                          --------       --------
                                                         (UNAUDITED)
ASSETS

Current Assets:
    Cash and cash equivalents                             $ 15,640       $ 16,048
    Accounts receivable                                      2,305          2,154
    Inventory                                                  184            293
    Other current assets                                       344            642
                                                          --------       --------

          Total Current Assets                              18,473         19,137
                                                          --------       --------

Property and Equipment:
    Cost, successful efforts method                         59,795         58,345
    Accum. depreciation, depletion, and amortization       (28,853)       (28,309)
                                                          --------       --------

                                                            30,942         30,036

Argentine investments, equity method                        31,737         31,503
Other assets                                                   696          1,841
                                                          --------       --------

                                                          $ 81,848       $ 82,517
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                      $  1,471       $  4,040
    Accrued liabilities                                      1,806            172
    Dividends payable                                        1,196          1,196
                                                          --------       --------

          Total Current Liabilities                          4,473          5,408
                                                          --------       --------

Long term liabilities                                          529            197
                                                          --------       --------
Deferred Argentine income taxes                                353            693
                                                          --------       --------

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                             74             74
    Additional paid-in capital                               9,326          9,326
    Retained earnings                                       67,093         66,819
                                                          --------       --------

          Total Stockholders' Equity                        76,493         76,219
                                                          --------       --------

                                                          $ 81,848       $ 82,517
                                                          ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


(Amounts in Thousands, Except Per Share)                         Three Months Ended         Six Months Ended
                                                                       June 30,                 June 30,
                                                                ---------------------     --------------------
                                                                  2002         2001         2002        2001
                                                                --------     --------     --------    --------
REVENUES:

       Operating revenue                                        $  4,368     $  8,016     $  8,919    $ 14,359
       Equity income from Argentine investments                      637        2,998          355       5,032
       Other revenues                                                 53          219          104         485
                                                                --------     --------     --------    --------

                                                                   5,058       11,233        9,378      19,876
                                                                --------     --------     --------    --------

COSTS AND EXPENSES:

       Operating expense                                           1,029        1,597        1,712       3,590
       Provincial production tax                                     477          847          904       1,585
       Transportation & storage                                       74          237          163         488
       Selling and administrative                                    366          563          676       1,034
       Depreciation, depletion and amortization                      986          855        1,959       1,389
       Exploration expense                                            --          (89)          --         (32)
       Argentine taxes other than income                             355           91          437         176
       Foreign exchange losses                                       400           --        1,500          --
       Other (income) expense, net                                  (131)         164           70          71
                                                                --------     --------     --------    --------

                                                                   3,556        4,265        7,421       8,301
                                                                --------     --------     --------    --------

       Income before Argentine income taxes and
       cumulative effect of change in accounting principle         1,502        6,968        1,957      11,575

       Argentine income taxes                                        893        1,178        1,665       1,997
                                                                --------     --------     --------    --------

       Income before cumulative effect of
       change in accounting principle                                609        5,790          292       9,578
                                                                --------     --------     --------    --------

       Cumulative effect of change in accounting principle,
          net of Argentine income taxes of $583                       --           --        2,378          --
                                                                --------     --------     --------    --------

NET INCOME                                                      $    609     $  5,790     $  2,670    $  9,578
                                                                ========     ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                   (UNAUDITED)


(Amounts in Thousands, Except Per Share)                       Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                        ----------------------------      ----------------------------
                                                            2002             2001             2002            2001
                                                        -----------      -----------      -----------      -----------

NET INCOME                                              $       609      $     5,790      $     2,670      $     9,578
                                                        ===========      ===========      ===========      ===========

Earnings per ordinary share - basic and diluted
     Income before cumulative effect of
     change in accounting principle                     $      0.08      $      0.79      $      0.04      $      1.30

     Cumulative effect of change in
     accounting principle                                        --               --             0.32               --
                                                        -----------      -----------      -----------      -----------


     NET INCOME                                         $      0.08      $      0.79      $      0.36      $      1.30
                                                        ===========      ===========      ===========      ===========

Average ordinary shares outstanding -
    basic and diluted                                         7,360            7,360            7,360            7,360
                                                        ===========      ===========      ===========      ===========

Pro forma effect assuming the change in accounting principle is applied to all periods:

    NET INCOME                                          $       609      $     5,852      $       292      $     9,700
                                                        ===========      ===========      ===========      ===========

    NET INCOME PER SHARE                                $      0.08      $      0.80      $      0.04      $      1.32
                                                        ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands, Except Per Share)                               Six Months Ended
                                                                          June 30,
                                                                    ------------------------
                                                                      2002            2001
                                                                    --------        --------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                      $  2,670        $  9,578
    Adjustments to reconcile to net cash
       provided by operating activities:
          Equity income from Argentine investment                       (355)         (5,032)
          Dividends from investments                                   1,348           1,349
          Deferred income taxes                                         (340)            (27)
          Cumulative effect of change in accounting principle         (2,378)             --
          Depreciation, depletion and amortization                     1,959           1,389
          Changes in accounts receivable                                (151)            315
          Changes in inventory                                           109               2
          Changes in other current assets                                298            (541)
          Changes in accounts payable                                 (2,569)            437
          Changes in accrued liabilities                               1,671          (3,167)
          Changes in other assets and other liabilities                  740            (855)
                                                                    --------        --------

    Net cash provided by operating activities                          3,002           3,448

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (1,017)         (4,105)

CASH FLOW FROM FINANCING ACTIVITIES:
    Dividends paid ($0.325/share)                                     (2,393)         (2,392)
                                                                    --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (408)         (3,049)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                  16,048          16,576
                                                                    --------        --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $ 15,640        $ 13,527
                                                                    ========        ========

Supplemental disclosures of cash flow information:

    Cash paid during the period for Argentine income taxes          $    -0-        $  4,118
                                                                    ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

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

         In the opinion of the Company, all adjustments, consisting of normal recurring matters, have been made to present fairly the results of the three and six months ended June 30, 2002 and 2001. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

(3)      PROPERTY AND EQUIPMENT

         The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed when determined to be nonproductive. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years.

         The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the three and six month periods ended June 30, 2002 and 2001, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

                       APCO ARGENTINA INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)      FOREIGN EXCHANGE

         The policy followed in the translation of the Company's financial statements of foreign operations into United States dollars is in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the United States dollar as the functional currency. Accordingly, translation gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in results of operations as incurred.

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

         The effective income tax rate reflected in the Consolidated Statement of Operations is greater than Argentina's statutory rate of 35% for the three and six months periods ended June 30, 2002 and less than the statutory rate for the three and six month periods ended June 30, 2001 because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company's consolidated effective rate and the statutory rate of 35% are caused primarily by income and expense generated and incurred outside of Argentina that do not effect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company's cash and cash equivalents deposited in its Cayman Island banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from the Company's investment in Petrolera that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible in Argentina.

         Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.

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

                       APCO ARGENTINA INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but assessed annually for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. As a result, there will be more recognized intangible assets, such as non-patented technology and database content, separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company has no intangible assets and therefore the adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial statements.

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

         In second-quarter 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," requires that gains and losses from extinguishment of debt only be classified as extraordinary items in the event that they meet the criteria of APB Opinion No. 30. SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," established accounting requirements for the effects of transition to the Motor Carriers Act of 1980 and is no longer required now that the transitions have been completed. Finally, the amendments to SFAS No. 13 require certain lease modifications that have economic effects which are similar to sale-leaseback transactions be accounted for as sale-leaseback transactions. The Company expects no impact from implementation of SFAS No. 145.

         Also in second-quarter 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial

                       APCO ARGENTINA INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects no impact from implementation of SFAS No. 146.

(8)      IMPLEMENTATION OF SFAS 143

         During the early 1990's the Argentine Department of Energy and Argentine provinces implemented environmental regulations for Argentina's energy industry including oil and gas operations. Among those regulations were resolutions covering the plugging and abandonment of oil and gas wells. As a result, the Entre Lomas joint venture partners, recognized they would be required to incur future plugging and abandonment costs for wells in the concession and began to gradually accrue for such future costs.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS
         143). SFAS 143 is required to be adopted by companies for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has elected to adopt SFAS 143 in connection with the preparation of its June 30, 2002 financial statements. Prior to the adoption of SFAS 143 the Company, as part of the gradual accrual for plugging and abandonment costs adopted by Entre Lomas concession partners years ago, accrued future abandonment costs of wells and related facilities through its depreciation and amortization calculation, and included the cumulative accrual in accumulated depreciation, depletion and amortization. As of January 1, 2002, the Company had accrued and classified in accumulated depreciation, depletion and amortization a total of $1.7 million of future abandonment costs. Its share of the accrual accumulated by Petrolera as of June 30, 2002, was $1.8 million.

         As part of the adoption of SFAS 143, an engineering analysis was obtained which projects that through 2016, the last year of the Entre Lomas concession's term, the joint venture partners would be required to plug and abandon 98 wells at an average estimated cost, as of June 30, 2002 of $24,500 per well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 for the Company's 23% direct interest totals $433 thousand ($448 thousand on June 30, 2002). The equity share of the estimated asset retirement obligation as of January 1, 2002, imbedded in the Company's investment in Petrolera totaled $464 thousand ($479 thousand at June 30, 2002).

         The above described asset retirement obligation is based on estimates of the number of wells expected to be abandoned in 2016, the last year of the Entre Lomas concession's term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by Petrolera's engineers and are considered to be the best estimates that can

                       APCO ARGENTINA INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, the total asset retirement obligation included in the Company's Balance Sheets will also be subject to change as SFAS 143 requires the Company to take into consideration future estimates of inflation and present value factors based on the Company's credit standing. Given the current economic situation in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

         As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provision of SFAS 143. Implementation of the standard has resulted in a credit adjustment to income of $2.4 million, which is classified as a cumulative effect of change in accounting principle. The effect of adoption on operating expenses in 2002 was immaterial.

                       APCO ARGENTINA INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(9)      SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

         The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the six month period ended June 30, 2002 and 2001 are as follows:

                                                               June 30,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
                                                           (In U.S. $000's,
                                                            Argentine GAAP)

Revenues                                               $ 25,237        $ 46,076
                                                       --------        --------
Operating expenses                                        4,887          11,642
Provincial production tax                                 2,805           4,990
Transportation and selling                                  618           1,711
Depreciation                                              5,514           6,025
Other (income) expense - net                                (14)           (892)
Argentine taxes                                           7,380           7,953
Foreign exchange losses                                   3,203              --
                                                       --------        --------
Total expenses                                           24,393          31,429
                                                       --------        --------
Net income (loss)                                      $    844        $ 14,647
                                                       ========        ========

Reconciliation to U.S. GAAP:

Net income:
   Apco share of net income under Argentine GAAP       $    284        $  4,934
   Capitalized development costs, net                        --             109
   Differences in depreciation                             (219)           (163)
   Retirement obligation adjustments                        (16)             23
   Deferred income tax effects                               33              28
   Amortization of basis difference                          54             101
   Foreign exchange loss effects                            219              --
                                                       --------        --------

Apco equity income under U.S. GAAP                     $    355        $  5,032
                                                       ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion explains the significant factors that have affected the Company's financial condition and results of operations during the periods covered by this report.

         FINANCIAL CONDITION

         Internally generated cash flow from the Company's interests in the Entre Lomas concession is the Company's primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina's economy, the Entre Lomas operation has had the ability to finance development and exploration expenditures from internally generated cash flow. The current economic crisis in Argentina is testing both the profitability and cash generating ability of the Company's Argentine operations.

         The present economic condition in Argentina has negatively impacted results from operations. This is evidenced by a comparison of results with the prior year. For the six months ended June 30, 2002, the Company generated net income before the cumulative effect of implementing Statement of Financial Accounting Standards (SFAS) No. 143 of $292 thousand, compared with net income of $9.6 million for the comparable period in 2001. The variation in net income between the current and prior year is explained in the section "Results of Operations". Refer to footnote 8 of Notes to Consolidated Financial Statements for a discussion of the implementation of SFAS No. 143. Including the cumulative effect of implementing SFAS No. 143, the Company generated net income for the six months ended June 30, 2002 of $2.7 million.

         The outlook for the economy in Argentina continues to be quite negative. In December 2001, because of the country's mounting debt and inability to control its fiscal deficit, Argentina was unable to obtain additional funding from international lending agencies such as the International Monetary Fund and as a consequence declared default on its $130 billion of debt. This led to a chain of events that culminated in today's economic crisis.

         In January 2002, the currency convertibility plan that had been in effect since 1991 and which established the decade long 1:1 peg between the peso and the US dollar was rescinded. The government allowed the peso to float resulting in a maxi-devaluation of the peso. Since December, the peso to US dollar exchange rate has increased from 1:1 to 3.8:1.

         Many changes in Argentina's economic policy have occurred since the end of 2001, but the following commercial and fiscal reforms have had the most impact on the Company.

         The first is the requirement that domestic commercial transactions, or contracts for sales in Argentina that are denominated in US dollars, must be liquidated in pesos in Argentina at an exchange rate to be negotiated by the parties. This policy now applies to all products sold by the Company domestically in Argentina. When implemented, the negotiated exchange rate for oil, liquid products and natural gas was significantly below the floating exchange rate. Since December 2001, natural gas prices in pesos have not been permitted to increase above pre-crisis levels and, as a consequence, the Company's average sales price for its natural gas, when expressed in US dollars, has fallen to less than 40% of pre-crisis levels. Such has not been the case for oil and LPG sales prices. The exchange rates negotiated between oil producers and refiners for liquidation of domestic oil sales has been allowed to increase to 90% of the floating rate. Consequently, the dollar price of crude oil sold domestically in Argentina has increased over the first six months of 2002 from approximately 50% of dollar denominated contract prices in January, to 90% of contract prices in June.

         With respect to export sales, the Company can continue to collect proceeds from international banks in US dollars. As a result, the price of exported oil has not been affected by economic policy. However, 30% of export sale proceeds must now be repatriated and converted to Argentine pesos immediately after payment and the government has also assessed a new export tax of 16.67% on the value of hydrocarbon export sales.

         The previously described devaluation of the peso has resulted in a substantial loss in the dollar value of the Company's peso denominated obligatory savings deposit. The original deposit made by all the Entre Lomas joint venture partners including the Company and Petrolera Perez Compac, S.A., totaled 9.2 million pesos. The Company's share of the original deposit pertaining to its 23% direct interest in the concession was 2.1 million pesos. The equity share of the deposit imbedded in its investment in Petrolera was 2.2 million pesos.

         Since the deposit was made during a period when the peso to US dollar exchange rate was 1:1, it was originally recorded at an equivalent US dollar amount on the Company's and Petrolera's accounts. Because of the peso's devaluation, the dollar value of the Company's direct share of the deposit has decreased from $2.1 million to $600 thousand and the dollar value of the Company's equity share of Petrolera's deposit has decreased from $2.2 million to $645 thousand. Of this cumulative loss of value, during the six months ended June 30, 2002, the Company has recorded a foreign exchange loss of $800 thousand attributable to its direct interest in the original deposit. The foreign exchange loss associated with its share of Petrolera's deposit is $800 thousand and is recorded as a reduction of equity income from Argentine investments.

         The balance of foreign exchange losses incurred by the Company during the six months is the result of translation adjustments attributable to peso denominated net monetary assets of the Company.

         Devaluation of the peso has had a positive impact on the Company's peso denominated expenditures including capital expenditures, and expenses such as operating, transportation and storage, and selling and administrative. These expenditures have all decreased to varying degrees depending on the dollar and peso make up of each category of expense. For example, expenditures that have a large labor component, or that consist of a high proportion of domestically made products and materials, have decreased significantly due to the decline in the value of the peso. Therefore, the Company has benefited because, the cumulative rate of inflation in the Argentine economy has, up to now, lagged considerably behind the cumulative rate of the peso's devaluation.

         As the year has progressed, liquidity has become less of a concern for the Company. Through June 30, the Company received $1.3 million in dividends from Petrolera. In July, it received additional dividends from Petrolera totaling $835 thousand. In general, domestic sales proceeds plus the 30% of repatriated export sales have been sufficient to fund disbursements in Argentina.

         The impact of Argentina's economic crisis on companies operating in the country has been significant, especially those companies with international dollar denominated debts. Fortunately, Apco is free from long-term debt and although negatively impacted by these developments, we believe we are in a better situation than many companies operating in the country.

         PRODUCT PRICES

         Volatility in oil prices has a significant impact on the Company's ability to generate earnings, fund capital requirements and pay shareholder dividends. During the first three quarters of 2001, the per barrel sales price of the Company's oil remained above the $25 level. During the fourth quarter of 2001, world oil prices quickly dropped and the Company's per barrel sales price averaged $17. Oil prices have since strengthened as a result of OPEC production cuts that were implemented earlier in the year, and recent escalation of violence in the Middle East. During the second quarter of 2002, the price of West Texas Intermediate, the benchmark oil price used to establish oil sales prices in Argentina, has remained above $25 per barrel.

         The Company's crude oil sales price has improved as the year has progressed, both as a result of the increase in the price of West Texas Intermediate oil, and the improvement throughout the year of the aforementioned required negotiated exchange rate for the payment of domestic oil sales. However, average oil prices are lower than the comparable periods in 2001. The per barrel crude oil sales price for the second quarter averaged $24.17, compared with $26.93 for the comparable quarter in 2001. The per barrel price for the current six months ended June 30, averaged $20.89, compared with $27.18 for the comparable period in 2001. As described previously, natural gas sales prices have been negatively impacted in a significant manner by economic events in Argentina because 100% of the Company's gas is sold domestically. Natural gas sales price for the current six months ended June 30, averaged $.49, compared with $1.32 for the comparable period in 2001.

         OIL SALES VOLUMES

         During the current six months ended June 30, oil sales volumes net to the Company's consolidated and indirect interests totaled 799 thousand barrels, or a decrease of 94 thousand barrels, or 11%, when compared with the 893 thousand barrels sold during the comparable period in 2001. The decrease in sales volume is due to lower oil production that reflects normal production declines in existing fields combined with two other factors, the 2002 drilling campaign commenced in March with initial production from the first well not starting until late April, and 2001's six month production was positively impacted by volumes contributed by the Entre Lomas 53 well which commenced production in March 2001 with an unusually high initial rate.

         CAPITAL EXPENDITURES

         Due to the requirements that domestic sales proceeds should be collected in Argentina and that 30% of export revenues deposited abroad be repatriated, the Company decided to proceed with its 2002 capital expenditure program originally estimated to cost $11.7 million ($6.3 million net to the company's consolidated interests, and $5.4 million attributable to its equity interest in Petrolera). The Company and its Entre Lomas partners, initiated their investment program in April. In Entre Lomas, the cost of drilling development wells has decreased by approximately 30% due to economic conditions in Argentina, and the partners, in order to take advantage of this condition, will drill more wells over the remainder of the year than was originally planned.

         ARGENTINE ECONOMY

         As mentioned previously, the outlook for Argentina's economy remains quite negative. Although, the peso appears to have stabilized somewhat during the second quarter, and the cumulative inflation rate for the year has been modest in comparison with the pesos devaluation, little apparent progress has been made in solving the problems of economic recession and continuing fiscal deficits. Argentina's current unemployment rate currently exceeds 20%.

         President Duhalde has been unable to obtain additional financial assistance from international lending agencies and his administration's inability to make progress has resulted in an almost total loss of public support. As a result, early Presidential elections have been scheduled for early 2003. There is no predicting the direction that Argentina's economy will take throughout the remainder of 2002 or what future impact this continued economic crisis or any additional governmental actions that may result in response to the crisis may have on the company's results of operations and cash flow from operating activities.

         RESULTS OF OPERATIONS

         For the three and six month periods ended June 30, 2002, the Company generated net income of $609 thousand and $2.7 million, respectively. Results for the six month period include the cumulative effect of implementing SFAS No. 143 adopted in the second quarter of the year that resulted in increasing net income by $2.4 million. Before the cumulative effect of implementing SFAS 143, for the three months ended June 30, 2002, the Company generated net income of $609 thousand and for the six months ended June 30, 2002, the company generated a net income of $292 thousand. This compares with net income of $5.8 million and $9.6 million for the comparable periods in 2001.

         The following variance explanations will focus on a comparison of amounts before the cumulative effect of implementing SFAS No. 143.

         SECOND QUARTER COMPARISON

         The decrease in net income is primarily due to decreased operating revenue and lower equity income from Argentine investments. Operating revenues decreased $3.6 million, or 46 percent due both to lower oil sales volumes and lower oil and gas prices. The lower oil sales volume is the result of the decrease in oil production described in the section "Financial Condition" in the paragraph "Oil Sales Volumes" on page 15, exacerbated by the opposite effect of inventory fluctuation in the two quarters. During the second quarter 2002, oil inventory increased because oil sales volumes were lower than oil production. The opposite situation occurred during the second quarter 2001. The Company's oil and gas sales prices during the current quarter averaged $24.17 per barrel ("Bbl") and $.44 per thousand cubic feet ("Mcf"), respectively, compared with $26.93 per Bbl and $1.40 per Mcf, respectively, during the comparable quarter in 2001.

         The above negative variances in revenues were partially offset by significant decreases in various categories of expense. Operating expense, transportation and storage expense, and selling and administrative expense decreased primarily as a result of the reduced dollar cost of operating in Argentina that has resulted from the devaluation of the Argentine peso. Provincial production taxes declined because of the decrease in operating revenues, and Argentine income taxes fell as a result of lower taxable income.

         The consolidated effective tax rate is higher than the statutory rate of 35% primarily because of foreign exchange losses that do not impact the Company's tax calculation in Argentina and equity income from the Company's investment in Petrolera that is recorded on an after tax basis and other income and expenses generated and incurred outside of Argentina that do not impact the amount of income tax paid by the Company.

         Depreciation expense increased due to the reclassification from proved to the probable category, as of December 31, 2001, of estimated oil and gas reserves expected to be produced during the Entre Lomas extension period of 2017-2026. Reclassifying these reserves has had the effect of increasing the depreciation factor applied to undepreciated property and equipment when computing depreciation.

         The $400 thousand of foreign exchange losses arose from the devaluation of the Argentine peso that occurred during the three month period ended June 30, 2002. No such losses were incurred during the comparable period in the prior year.

         The decrease in equity income from Argentine investments relates to lower equity income from the Company's equity interest in Petrolera. All of the variance explanations described in the preceding paragraphs apply as well to Petrolera because its sole business is its ownership interest in the Entre Lomas concession. Petrolera sells its oil and gas to the same customers as the Company under the same terms and conditions.

         SIX MONTH COMPARISON

         The decrease in net income during the six-month periods is also due to decreased operating revenue and lower equity income from Argentine investments. Operating revenues decreased $5.4 million, or 38 percent due both to lower oil sales volumes and lower oil and gas prices. The lower oil sales volume is the result of the decrease in oil production described in the section "Financial Condition" in the paragraph "Oil Sales Volumes" on page 15. The Company's oil and gas sales prices during the current six months averaged $20.89 per Bbl and $.49 per Mcf, respectively, compared with $27.18 per Bbl and $1.32 per Mcf, respectively, during the comparable six months in 2001.

         The above negative variances in revenues were partially offset by significant decreases in various categories of expense. Operating expense, transportation and storage expense, selling and administrative expense, provincial production taxes, and Argentine income taxes all decreased for the same reasons described in the second quarter comparison. With respect to Argentine income taxes, the consolidated effective tax rate is higher than the statutory rate of 35% for the same reason described in the quarterly comparison.

         Depreciation expense for the six-month period also increased due to the reclassification of reserves described in the quarterly comparison.

         The $1.5 million of foreign exchange losses arose from the devaluation of the Argentine peso that has occurred during the six month period ended June 30, 2002. No such losses were incurred during the comparable period in the prior year.

         The decrease in equity income from Argentine investments relates to lower equity income from the Company's equity interest in Petrolera. All of the variance explanations described in the preceding paragraphs apply as well to Petrolera because its sole business is its ownership interest in the Entre Lomas concession. Petrolera sells its oil and gas to the same customers as the Company under the same terms and conditions.

         The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the six months ended June 30, for the years indicated.

                                                      2002           2001
                                                   ---------       ---------
Volumes consolidated interests

  Crude Oil and Condensate (bbls)                    382,462         431,574
  Gas (mcf)                                        1,420,395       1,501,863
  LPG (tons)                                           2,024           2,251

Volumes equity interest in Petrolera

  Crude Oil and Condensate (bbls)                    407,393         461,570
  Gas (mcf)                                        1,392,109       1,554,896
  LPG (tons)                                           2,168           2,411

Total volumes

  Crude Oil and Condensate (bbls)                    789,855         893,144
  Gas (mcf)                                        2,812,504       3,056,759
  LPG (tons)                                           4,192           4,622

Average Sales Prices (in U.S. Dollars)

  Oil (per bbl)                                    $   20.89       $   27.18
  Gas (per mcf)                                          .49            1.32
  LPG (per ton)                                       117.82          289.15

Average Production Costs (in U.S. Dollars)

  Oil (per bbl)                                    $    7.76       $   10.23
  Gas (per mcf)                                         0.18            0.24
  LPG (per ton)                                        23.98           53.34


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

         Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The depreciation cost included in average production costs are for the year 2002, $4.22 per barrel and $0.15 per thousand cubic feet, and for 2001, $2.58 per barrel and $0.15 per thousand cubic feet.

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

         ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

         Today's economic crisis in Argentina began in December 2001. The outlook for Argentina's economy remains quite negative. Although, the peso appears to have stabilized somewhat during the second quarter, and the cumulative inflation rate for the year has been modest in comparison with the pesos devaluation, little apparent progress has been made in solving the problems of economic recession and continuing fiscal deficits. Argentina's current unemployment rate currently exceeds 20%.

         President Duhalde has been unable to obtain additional financial assistance from international lending agencies and his administration's inability to make progress has resulted in an almost total loss of public support. As a result, early Presidential elections have been scheduled for early 2003. There is no predicting the direction that Argentina's economy will take throughout the remainder of 2002 or what future impact this continued economic crisis or any additional governmental actions that may result in response to the crisis may have on the company's results of operations and cash flow from operating activities.

         Also, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 of this document for a further discussion of this crisis.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            99.1  - Certification of Chief Executive Officer Pursuant to 18
                    U.S.C._1350

            99.2  - Certification of the Chief Financial Officer Pursuant to 18
                    U.S.C._1350

        (b) Report on Form 8-K

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




August 12, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 99.1     - Certification of Chief Executive Officer Pursuant to 18
            U.S.C._1350

 99.2     - Certification of the Chief Financial Officer Pursuant to 18
            U.S.C._1350

