Form 10-Q
period 2002-09-30
APCO ARGENTINA INC/NEW
filed 2002-11-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


         OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                          COMMISSION FILE NUMBER 0-8933

                               APCO ARGENTINA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CAYMAN ISLANDS
               (STATE OR OTHER JURISDICTION OF                                         EIN 98-0199453
               INCORPORATION OR ORGANIZATION)

                ONE WILLIAMS CENTER, MD 26-4
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


                            CLASS                                              OUTSTANDING AT OCTOBER 31, 2002
               ORDINARY SHARES, $.01 PAR VALUE                                        7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX



                                                                                                           Page No.
                                                                                                           --------



PART I.          FINANCIAL INFORMATION:
                 ITEM 1.      FINANCIAL STATEMENTS

                              Consolidated Balance Sheets - September 30, 2002 and
                                   December 31, 2001                                                        3

                              Consolidated Statements of Operations - Three and Nine
                                   Months Ended September 30, 2002 and 2001                                 4

                              Consolidated Statements of Cash Flows - Nine Months
                                   Ended September 30, 2002 and 2001                                        6

                              Notes to Consolidated Financial Statements                                    7

                 ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS                                     13

                 ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                                   MARKET RISKS                                                            21

                 ITEM 4.      CONTROLS AND PROCEDURES                                                      22

PART II.         OTHER INFORMATION

                 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          23

                 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                             24



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

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)     September 30,          December 31,
                                                                          2002                   2001
                                                                      ------------           ------------
                                                                       (UNAUDITED)

ASSETS
Current Assets:
    Cash and cash equivalents                                         $     17,512           $     16,048
    Accounts receivable                                                      2,714                  2,154
    Inventory                                                                  217                    293
    Other current assets                                                       226                    642
                                                                      ------------           ------------

          Total Current Assets                                              20,669                 19,137
                                                                      ------------           ------------

Property and Equipment:
    Cost, successful efforts method                                         60,963                 58,345
    Accum. depreciation, depletion, and amortization                       (29,868)               (28,309)
                                                                      ------------           ------------

                                                                            31,095                 30,036

Argentine investments, equity method                                        32,151                 31,503
Other assets                                                                   721                  1,841
                                                                      ------------           ------------

                                                                      $     84,636           $     82,517
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                  $      1,948           $      4,040
    Argentine taxes payable                                                  2,277                     --
    Accrued liabilities                                                        658                    172
    Dividends payable                                                        1,196                  1,196
                                                                      ------------           ------------

           Total Current Liabilities                                         6,079                  5,408
                                                                      ------------           ------------

Long term liabilities                                                          537                    197
                                                                      ------------           ------------
Deferred Argentine income taxes                                                348                    693
                                                                      ------------           ------------

Stockholders' Equity:
    Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
       7,360,311 shares outstanding                                             74                     74
    Additional paid-in capital                                               9,326                  9,326
    Retained earnings                                                       68,272                 66,819
                                                                      ------------           ------------

          Total Stockholders' Equity                                        77,672                 76,219
                                                                      ------------           ------------

                                                                      $     84,636           $     82,517
                                                                      ============           ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



(Amounts in Thousands, Except Per Share)                           Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                             ------------------------------     -----------------------------
                                                                 2002              2001             2002             2001
                                                             ------------      ------------     ------------     ------------
REVENUES:

       Operating revenue                                     $      5,734      $      6,720     $     14,653     $     21,079
       Equity income from Argentine investments                     1,252             2,277            1,607            7,309
       Other revenues                                                  64               158              168              643
                                                             ------------      ------------     ------------     ------------

                                                                    7,050             9,155           16,428           29,031
                                                             ------------      ------------     ------------     ------------

COSTS AND EXPENSES:

       Operating expense                                              945             1,591            2,657            5,181
       Provincial production tax                                      622               749            1,526            2,334
       Transportation & storage                                        87               235              250              723
       Selling and administrative                                     173               472              849            1,506
       Depreciation, depletion and amortization                     1,051               698            3,010            2,087
       Exploration expense                                             --                34               --                2
       Argentine taxes other than income                              583                68            1,020              244
       Foreign exchange (gains) losses                                (43)               --            1,457               --
       Other expense, net                                              63                46              133              117
                                                             ------------      ------------     ------------     ------------

                                                                    3,481             3,893           10,902           12,194
                                                             ------------      ------------     ------------     ------------

       Income before Argentine income taxes and
       cumulative effect of change in accounting
       principle                                                    3,569             5,262            5,526           16,837

       Argentine income taxes                                       1,198               916            2,863            2,913
                                                             ------------      ------------     ------------     ------------

       Income before cumulative effect of
       change in accounting principle                               2,371             4,346            2,663           13,924
                                                             ------------      ------------     ------------     ------------

       Cumulative effect of change in accounting
       principle, net of Argentine income taxes of $ 583               --                --            2,378               --
                                                             ------------      ------------     ------------     ------------

NET INCOME                                                   $      2,371      $      4,346     $      5,041     $     13,924
                                                             ============      ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                   (UNAUDITED)


(Amounts in Thousands, Except Per Share)                  Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                    -----------------------------     -----------------------------
                                                        2002             2001             2002             2001
                                                    ------------     ------------     ------------     ------------

NET INCOME                                          $      2,371     $      4,346     $      5,041     $     13,924
                                                    ============     ============     ============     ============

Earnings per ordinary share - basic and diluted
         Income before cumulative effect of
         change in accounting principle             $       0.32     $       0.59     $       0.36     $       1.89

         Cumulative effect of change in
            accounting principle                              --               --             0.32               --
                                                    ------------     ------------     ------------     ------------

         NET INCOME                                 $       0.32     $       0.59     $       0.68     $       1.89
                                                    ============     ============     ============     ============

Average ordinary shares outstanding -
    basic and diluted                                      7,360            7,360            7,360            7,360
                                                    ============     ============     ============     ============

Pro forma effect assuming the change in
    accounting principle is applied to all
    periods:

          NET INCOME                                $      2,371     $      4,404     $      2,663     $     14,103
                                                    ============     ============     ============     ============

          NET INCOME PER SHARE                      $       0.32     $       0.60     $       0.36     $       1.92
                                                    ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



(Amounts in Thousands, Except Per Share)                                          Nine Months Ended
                                                                                    September 30
                                                                        -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                         2002                   2001
                                                                        ------------           ------------

    Net income                                                          $      5,041           $     13,924
    Adjustments to reconcile to net cash
       provided by operating activities:
          Equity income from Argentine investment                             (1,607)                (7,309)
          Dividends from investments                                           2,189                  3,200
          Deferred income taxes                                                 (345)                   (53)
          Cumulative effect of change in accounting principle                 (2,378)                    --
          Depreciation, depletion and amortization                             3,010                  2,087
          Changes in accounts receivable                                        (560)                 1,638
          Changes in inventory                                                    76                    (29)
          Changes in other current assets                                        416                   (404)
          Changes in accounts payable                                         (2,092)                   851
          Changes in Argentine taxes payable                                    2277                     --
          Changes in accrued liabilities                                         486                 (3,551)
          Changes in other assets, other liabilities and other                   725                 (2,220)
                                                                        ------------           ------------

    Net cash provided by operating activities                                  7,238                  8,134

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (2,186)                (5,947)

CASH FLOW FROM FINANCING ACTIVITIES:
    Dividends paid ($0.325/share)                                             (3,588)                (3,588)
                                                                        ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        1,464                 (1,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          16,048                 16,576
                                                                        ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $     17,512           $     15,175
                                                                        ============           ============

Supplemental disclosures of cash flow information:

    Cash paid during the period for Argentine income taxes              $        250           $      5,231
                                                                        ============           ============

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

         In the opinion of the Company, all adjustments, consisting of normal recurring matters, have been made to present fairly the results of the three and nine months ended September 30, 2002 and 2001. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

         The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the three and nine month periods ended September 30, 2002 and 2001, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(4)      FOREIGN EXCHANGE

         The policy followed in the translation of financial statements of foreign operations into United States dollars is in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the United States dollar as the functional currency. Accordingly, translation gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in results of operations as incurred.

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

         The effective income tax rate reflected in the Consolidated Statement of Operations is greater than Argentina's statutory rate of 35% for the nine month period ended September 30, 2002 and less than the statutory rate for the nine month period ended September 30, 2001 because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company's consolidated effective rate and the statutory rate of 35% are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company's cash and cash equivalents deposited in its Cayman Island banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from the Company's investment in Petrolera that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible in Argentina.

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

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 establishes accounting and reporting standards to establish a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company adopted SFAS 144 as of January 1, 2002. Adoption did not have a material impact on the Company's financial position or results of operations.

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

         Also in second-quarter 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



         Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects no impact from implementation of SFAS No. 146.

(8)      IMPLEMENTATION OF SFAS 143

         During the early 1990's the Argentine Department of Energy and Argentine provinces implemented environmental regulations for Argentina's energy industry including oil and gas operations. Among those regulations were resolutions covering the plugging and abandonment of oil and gas wells. As a result, the Entre Lomas joint venture partners recognized they would be required to incur future plugging and abandonment costs for wells in the concession and began to gradually accrue for such future costs.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS
         143). SFAS 143 is required to be adopted by companies for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company elected to adopt SFAS 143 in connection with the preparation of its June 30, 2002 financial statements. Prior to the adoption of SFAS 143, the Company, as part of the gradual accrual for plugging and abandonment costs adopted by the Entre Lomas concession partners years ago, accrued future abandonment costs of wells and related facilities through its depreciation and amortization calculation, and included the cumulative accrual in accumulated depreciation, depletion and amortization. As of January 1, 2002, the Company had accrued and classified in accumulated depreciation, depletion and amortization a total of $1.7 million of future abandonment costs. Its share of the accrual accumulated by Petrolera as of September 30, 2002, was $1.8 million.

         As part of the adoption of SFAS 143, an engineering analysis was obtained which projects that through 2016, the last year of the Entre Lomas concession's term, the joint venture partners would be required to plug and abandon 98 wells at an average estimated cost of $24,500 per well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 for the Company's 23% direct interest totals $433 thousand ($456 thousand on September 30, 2002). The equity share of the estimated asset retirement obligation as of January 1, 2002, imbedded in the Company's investment in Petrolera totaled $464 thousand ($488 thousand at September 30, 2002).

         The above described asset retirement obligation is based on estimates of the number of wells expected to be abandoned in 2016, the last year of the Entre Lomas concession's term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by Petrolera's engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



         estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, the total asset retirement obligation included in the Company's Balance Sheets will also be subject to change as SFAS 143 requires the Company to take into consideration future estimates of inflation and present value factors based on the Company's credit standing. Given the current economic situation in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

         As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provision of SFAS 143. Implementation of the standard has resulted in a credit adjustment to income of $2.4 million, which is classified as a cumulative effect of change in accounting principle. The effect of adoption on operating expenses in 2002 is immaterial.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(9)      SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA


         The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the nine month periods ended September 30, 2002 and 2001 is as follows:

                                                                September 30,
                                                     -----------------------------------
                                                         2002                   2001
                                                     ------------           ------------
Argentine GAAP                                                 (In U.S. $000's)

Revenues                                             $     43,174           $     66,846
                                                     ------------           ------------
Operating expenses                                          7,767                 17,414
Provincial production tax                                   4,722                  7,300
Transportation and selling                                  1,104                  2,528
Depreciation                                                8,282                  6,673
Other (income) expense - net                                  643                   (290)
Argentine taxes                                            12,025                 11,805
Foreign exchange losses                                     3,352                     --
                                                     ------------           ------------
Total expenses                                             37,895                 45,430
                                                     ------------           ------------
Net income (loss)                                    $      5,279           $     21,416
                                                     ============           ============

Reconciliation to U.S. GAAP:

Net income:
   Apco share of net income under Argentine
   GAAP                                              $      1,778           $      7,214
   Capitalized development costs, net                          --                     76
   Differences in depreciation                               (324)                  (245)
   Mark to market adjustment                                 (164)                    --
   Retirement obligation adjustments                          (22)                    57
   Deferred income tax effects                                 45                     56
   Amortization of basis difference                            81                    151
   Foreign exchange loss effects                              213                     --
                                                     ------------           ------------

Apco equity income under U.S. GAAP                   $      1,607           $      7,309
                                                     ============           ============


         In October 2002, the Company completed the purchase of 27,700 additional shares of Petrolera Perez Companc S.A. from the Perez Companc family for a total consideration of $6.9 million. Petrolera, the operator of the Entre Lomas concession owns a 73.15 percent interest in the concession. The shares purchased by Apco are equivalent to 5.54 percent of Petrolera's total shares outstanding and increase Apco's interest in Petrolera from its current level of 33.684 percent to 39.224 percent.

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

The present economic crisis in Argentina has negatively impacted results from operations. This is evidenced by a comparison of results with the prior year. For the nine months ended September 30, 2002, the Company generated income before the cumulative effect of implementing Statement of Financial Accounting Standards (SFAS) No. 143 of $2.7 million, compared with net income of $13.9 million for the comparable period in 2001. The variation in net income between the current and prior year is explained in the section "Results of Operations". Refer to footnote 8 of Notes to Consolidated Financial Statements for a discussion of the implementation of SFAS No. 143. Including the cumulative effect of implementing SFAS No. 143, the Company generated net income for the nine months ended September 30, 2002 of $5.1 million.

The outlook for the economy in Argentina continues to be quite negative. In December 2001, because of the country's mounting debt and inability to control its fiscal deficit, Argentina was unable to obtain additional funding from international lending agencies such as the International Monetary Fund and World Bank, and as a consequence declared default on its $130 billion of debt. This led to a chain of events that culminated in today's economic crisis.

In January 2002, the currency convertibility plan that had been in effect since 1991 and which established a decade long 1:1 peg between the peso and the US dollar was rescinded. The government allowed the peso to float resulting in a maxi-devaluation of the peso. Since December, the peso to US dollar exchange rate has increased from 1:1 to 3.74:1.

However, due to various causes, including among others, the deep extended recession in which Argentina finds itself, reduced levels of disposable income and savings in Argentina, devaluation having exceeded inflation by a wide margin, and government policies implemented in early 2002 to restrict the flow of pesos being converted to US dollars, devaluation of the currency as expressed by the peso to US dollar exchange rate has slowed considerably as 2002 has passed. The following table illustrates the point.

                                                     PESO/US $
                         DATE                      EXCHANGE RATE
                         ----                      -------------
                         Pre 2002                      1:1
                         Jan. 11, 2002                 1.65:1
                         Mar. 31, 2002                 3:1
                         Jun. 30, 2002                 3.8:1
                         Sep. 30, 2002                 3.74:1

Many changes in Argentina's economic policy have occurred since the end of 2001, but the following commercial and fiscal reforms have had the most impact on the Company.

The first is the requirement that domestic commercial transactions, or contracts for sales in Argentina that are denominated in US dollars, must be liquidated in pesos in Argentina at an exchange rate to be negotiated by the parties. This policy now applies to all products sold by the Company domestically in Argentina. When implemented, the negotiated exchange rate for oil, liquid products and natural gas was significantly below the floating exchange rate. Since December 2001, prices for natural gas sold in Argentina in pesos have not been permitted to increase above pre-crisis levels and, as a consequence, the Company's average sales price for its natural gas, when expressed in US dollars, has fallen to less than 35% of pre-crisis levels. Such has not been the case for oil and LPG sales prices. The exchange rates negotiated between oil producers and refiners for liquidation of domestic oil sales has been allowed to increase to 90% of the floating rate. Consequently, the dollar price of crude oil sold domestically in Argentina increased over the first six months of 2002 from approximately 50% of dollar denominated contract prices in January, to 90% of contract prices in June and has remained at that level throughout the third quarter of 2002.

With respect to export sales, the Company continues to collect proceeds from foreign non-Argentine customers in US dollars. As a result, the price of exported oil has not been affected by economic policy. However, 30% of export sale proceeds must now be repatriated and converted to Argentine pesos immediately after payment and the government has also assessed a new export tax of 16.67% on the value of hydrocarbon export sales. With the view to shoring up Argentina's foreign currency reserves there has been a push within the Argentina government to increase the percentage of export sales that must be repatriated from 30% to 50%. No decree or legislation to this effect has yet been implemented. The Company expects that there may soon be a decision regarding whether to increase the percentage level of repatriation required.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K for the fiscal year ended December 31, 2001 and Form 10-Q for the three months ended March 31, 2002, for additional discussion regarding the impact to the Company of changes in the country's monetary and fiscal policies in response to Argentina's economic crisis.

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

Since the deposit was made during a period when the peso to US dollar exchange rate was 1:1, it was originally recorded at an equivalent US dollar amount on the Company's and Petrolera's accounts. Because of the peso's devaluation, the dollar value of the Company's direct share of the deposit has decreased from $2.1 million to $628 thousand and the dollar value of the Company's equity share of Petrolera's deposit has decreased from $2.2 million to $673 thousand. Of this cumulative loss of value, during the nine months ended September 30, 2002, the Company has recorded a foreign exchange loss of $739 thousand attributable to its direct interest in the original deposit. The foreign exchange loss associated with its share of

Petrolera's deposit is $792 thousand and is recorded as a reduction of equity income from Argentine investments.

The balance of foreign exchange losses incurred by the Company during the nine months is the result of translation adjustments attributable to peso denominated net monetary assets of the Company.

Devaluation of the peso has had a positive impact on the Company's peso denominated expenditures including capital expenditures, and expenses such as operating, transportation and storage, and selling and administrative. These expenditures have all decreased to varying degrees depending on the dollar and peso make up of each category of expense. For example, expenditures that have a large labor component, or that consist of a high proportion of domestically made products and materials, have decreased significantly due to the decline in the value of the peso. Therefore, the Company has benefited because, the cumulative rate of inflation in the Argentine economy has, up to now, lagged considerably behind the cumulative rate of the peso's devaluation. The rate of inflation in Argentina for the first nine months of 2002, published by the Argentine government, as measured by the consumer price index and the wholesale price index has been 39% and 120%, respectively, as compared with the level of devaluation illustrated in the preceding table.

As the year has progressed, liquidity has become less of a concern for the Company. Through September 30, the Company received $2.2 million in dividends from Petrolera as compared with $3.2 million for the comparable period in 2001. In general, domestic sales proceeds plus the 30% of repatriated export sales have been more than sufficient to fund disbursements in Argentina.

The impact of Argentina's economic crisis on companies operating in the country has been significant, especially those companies with international dollar denominated debts. Fortunately, Apco is free from long-term debt and although negatively impacted by these developments, has fared better than many of its competitors with operations in the country.

PRODUCT PRICES

Volatility in oil prices has a significant impact on the Company's ability to generate earnings, fund capital requirements and pay shareholder dividends. During the first three quarters of 2001, the per barrel sales price of the Company's oil remained above the $25 level. During the fourth quarter of 2001, world oil prices quickly dropped and the Company's per barrel sales price averaged $17. Oil prices have gradually strengthened throughout 2002 as a result of OPEC production cuts that were implemented earlier in the year, and recent escalation of violence in the Middle East. During the third quarter of 2002, the price of West Texas Intermediate, the benchmark oil price used to establish oil sales prices in Argentina, has remained above $25 per barrel.

The Company's crude oil sales price has improved as the year has progressed, both as a result of the increase in the price of West Texas Intermediate oil, and the improvement throughout the year of the aforementioned required negotiated exchange rate for the payment of domestic oil sales. However, average oil prices are lower than the comparable periods in 2001. The per barrel crude oil sales price for the third quarter averaged $24.62, compared with $25.01 for the comparable quarter in 2001. The per barrel price for the current nine months ended September 30, averaged $22.26, compared with $26.47 for the comparable period in 2001. As described, natural gas sales prices have been negatively impacted in a significant manner by economic events in Argentina because 100% of the Company's gas is sold domestically. Natural gas sales price for the current nine months ended September 30, averaged $.46, compared with $1.36 for the comparable period in 2001.

SALES VOLUMES

During the nine months ended September 30, 2002 oil sales volumes net to the Company's consolidated and equity interests totaled 1.22 million barrels ("mmbbls"), a decrease of 9% when compared with 1.33 mmbbls during the comparable period in 2001. The reduction in volumes is due primarily, to the nature of the 2002 drilling campaign in Entre Lomas. Through September 30, this year's drilling program focused primarily on high risk down dip step out wells, including a structural saddle area in the center of the Charco Bayo/Piedras Blancas ("CB/PB") waterflood where there was a greater chance of producing with higher water cuts. All wells drilled this year were successful producers but, in general, these higher risk wells produced at lower oil rates with higher water cuts than wells drilled in previous years. This has resulted in a reduced oil production contribution from this years drilling program than what we have experienced in recent years. Furthermore, in 2001, the Entre Lomas partners drilled two wells in the Entre Lomas and Lomas de Ocampo fields that had very high volume initial rates. Finally, in 2000 and 2001, there was an important oil production contribution from a recompletion program to exploit a new high volume reservoir in the CB/PB field that had a limited areal extent. Due to the limited size of this reservoir, its production has exhibited a steep decline since its discovery in 2000. Finally, lower gas production described in the following paragraph, has resulted in lower condensate production during 2002.

During the nine months ended September 30, 2002, gas sales volumes net to the Company's consolidated and equity interest totaled 4.0 billion cubic feet ("bcf"), a decrease of 13% when compared with 4.6 bcf during the comparable period in 2001. The reduction in volume is due to a 16% decrease in Entre Lomas gas sales volumes, partially offset by a 78% increase in Acambuco gas sales volumes. Entre Lomas gas production has declined in 2002 due to an almost total lack of investments designed to increase or maintain gas production levels. Because of the previously described significant drop in natural gas prices in Argentina, to date in 2002, no new wells were drilled targeting primarily gas production, and very few workovers and recompletions of existing wells targeting gas bearing reservoirs were performed.

The prolonged recession in Argentina has reduced demand for electric power nationwide. Furthermore, heavy rains in Argentina this year have enabled hydroelectric plants to operate at higher levels than normal, thereby restricting thermal power demand and, consequently, resulting in significantly lower demand for natural gas. In the recent past, the Entre Lomas partners have successfully sold natural gas in the spot market, but because of lower natural gas demand, Entre Lomas production is today limited to meet natural gas contract commitments.

Acambuco production has increased during the year as the San Pedrito #4 well drilled in 2001 was brought into production in 2002.

CAPITAL EXPENDITURES

Due to the requirements that domestic sales proceeds should be collected in Argentina in pesos and that 30% of export revenues deposited abroad be repatriated, and converted to pesos, the Company decided to proceed with its 2002 capital expenditure program originally estimated to cost $11.7 million ($6.3 million net to the company's consolidated interests, and $5.4 million attributable to its equity interest in Petrolera). The Company and its Entre Lomas partners, initiated their investment program in April. In Entre Lomas, the cost of drilling development wells and performing recompletions and workovers decreased approximately 40% due to economic conditions in Argentina, and the partners, in order to prevent the accumulation of pesos in Argentina, have drilled more wells during 2002 than originally planned. In Acambuco, capital investments ceased after the San Pedrito field came into full production.

ARGENTINE ECONOMY

As mentioned previously, the outlook for Argentina's economy remains quite negative. Although, the peso appears to have stabilized somewhat during the second and third quarters, and the cumulative inflation rate for the year has been modest in comparison with the pesos devaluation, little apparent progress has been made in solving the problems of economic recession and continuing fiscal deficits. Argentina's unemployment rate currently exceeds 20%.

President Duhalde has been unable to obtain additional financial assistance from international lending agencies and his administration's inability to make progress has resulted in an almost total loss of public support. As a result, Presidential elections have been moved forward to early 2003. There is no predicting the direction that Argentina's economy will take throughout the remainder of 2002 or what future impact this continued economic crisis or any additional governmental actions that may result in response to the crisis may have on the company's results of operations and cash flow from operating activities.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13, for a description of the impact on the Company of the changes in the country's monetary and fiscal policies in response to Argentina's economic crisis.

PURCHASE OF PETROLERA SHARES

In October 2002, the Company completed the purchase of 27,700 additional shares of Petrolera Perez Companc S.A. from the Perez Companc family ("Family") for a total consideration of $6.9 million. Petrolera, the operator of the Entre Lomas concession owns a 73.15 percent interest in the concession. The shares purchased by Apco are equivalent to 5.54 percent of Petrolera's total shares outstanding and increase Apco's interest in Petrolera from its current level of 33.684 percent to 39.224 percent. That ownership position, combined with Apco's 23 percent direct participation in the Entre Lomas joint venture now gives Apco a combined direct and indirect participation in the Entre Lomas concession of
51.692 percent.

Apco increased its participation by exercising rights it acquired pursuant to a 1968 letter agreement among the shareholders of Petrolera that granted Apco a right of first refusal in the event of a sale by the Family. Apco's purchase, pursuant to the letter agreement, was triggered by the announcement in July by the Family of the proposed sale of all of its shares in Petrolera to Petroleo Brasileiro S.A. ("Petrobras"). Petrobras purchased the balance of the Family's shares. Subsequent to the purchase, the principal shareholders of Petrolera are now the Company, Petrobras and Pecom Energia S.A., in which Petrobras is the majority shareholder.

RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2002, the company generated net income of $2.4 million and $5.1 million, respectively. Results for the nine months include the cumulative effect of implementing SFAS 143 adopted in the second quarter of 2002 that resulted in increasing net income by $2.4 million. Before the cumulative effect of implementing

SFAS 143, for the nine months ended September 30, 2002, the Company generated net income of $2.7 million. Net income for the three and nine months ended September 30, 2001 was $4.3 million and $13.9 million, respectively.

The following variance explanations will focus on a comparison of results of operations before the cumulative effect of implementing SFAS 143.

THIRD QUARTER COMPARISON

The decrease in net income is due to lower operating revenue and lower equity income from Argentine investments. Operating revenues decreased $986 thousand, or 15 percent due primarily to lower gas sales prices and to a lesser extent lower gas sales volumes. The Company's average gas sales price for the current quarter averaged $.47 per thousand cubic feet ("Mcf") as compared with $1.41 per Mcf for the third quarter 2001. Oil sales for the current quarter and the third quarter 2001 were comparable.

Depreciation expense increased by $353 thousand due to the reclassification from proved to the probable category, as of December 31, 2001, of estimated oil and gas reserves expected to be produced during the Entre Lomas concession extension period of 2017-2026. Reclassifying these reserves has had the effect of increasing the depreciation factor applied to undepreciated property and equipment when computing depreciation.

Argentine taxes other than income taxes increased by $515 thousand because of the effects of the new 16.67% export tax that the Argentine government implemented in early 2002.

Argentine income taxes increased by $282 thousand in spite of a decrease in net income before income taxes because in arriving at the provision for Argentine income taxes in pesos, the deduction for depreciation in historical pesos has to date not been indexed for inflation. In 2002, Argentina has experienced a high level of inflation, however, the country's tax authority has yet to adopt regulations that permit indexation of fixed assets. This condition did not exist in 2001 because during the past decade the peso to US dollar exchange rate was fixed at 1:1 and inflation was minimal.

The above negative variances in operating revenues, depreciation, Argentine income tax, and Argentine taxes other than income were partially offset by favorable variances in operating expense, provincial production tax, transportation and storage expense and selling and administrative expense. All but provincial production taxes decreased primarily as a result of the reduced dollar cost of operating in Argentina that has resulted from the devaluation of the Argentine peso. Provincial production taxes declined as a direct result of the decrease in operating revenues.

The decrease of $1,025 thousand in equity income from Argentine investments relates to lower equity income from the Company's equity interest in Petrolera. All of the variance explanations described in the preceding paragraphs apply as well to Petrolera because Petrolera's sole business is its ownership interest in the Entre Lomas concession. Petrolera sells its oil and gas to the same customers as the Company under the same conditions.

NINE MONTH COMPARISON

The decrease in net income over the nine month period is also due to lower operating revenues and equity income from Argentine investments. Operating revenues decreased by $ 6.4 million, or 30 percent due both to lower oil and gas sales volumes and prices. The lower oil and gas sales volume is the result of the decreases in production described in the section "Financial Condition" in the paragraph "Sales Volumes" on page
16. The Company's oil and gas sales prices during the current nine months averaged $22.26 per barrel ("Bbl") and $.46 per Mcf, respectively, compared with $26.47 per Bbl and $1.36 per Mcf, respectively, during the comparable nine months in 2001.

Depreciation expense and Argentine taxes other than income increased by $923 thousand and $776 thousand, respectively, for the same reasons described in the third quarter comparison.

The $1.5 million of foreign exchange losses generated during the nine-month period in 2002 arose from the devaluation of the Argentine peso that occurred primarily during the first six months of the year. No such losses were incurred during the comparable period in the prior year.

The above negative variances in operating revenues, depreciation, Argentine taxes other than income, and foreign exchange losses, were partially offset by favorable variances in operating expense, provincial production tax, transportation and storage expense and selling and administrative expense. All but provincial production taxes decreased primarily as a result of the reduced dollar cost of operating in Argentina that has resulted from the devaluation of the Argentine peso. Provincial production taxes declined as a direct result of the decrease in operating revenues.

The decrease of $5.7 million in equity income from Argentine investments relates to lower equity income from the company's equity interest in Petrolera. All of the variance explanations described in the preceding paragraphs apply as well to Petrolera because Petrolera's sole business is its ownership interest in the Entre Lomas concession. Petrolera sells its oil and gas to the same customers as the company under the same conditions.

The following table shows total sales of crude oil, condensate, natural gas and gas liquids and average sales prices and production costs for the nine months ended September 30, for the years indicated.

                                                         2002                  2001
                                                    ------------          ------------
Volumes consolidated interests

Crude Oil and Condensate (bbls)                          594,128               645,289
Gas (mcf)                                              2,069,555             2,290,615
LPG (tons)                                                 3,434                 3,351

Volumes equity interest in Petrolera

Crude Oil and Condensate (bbls)                          627,327               688,975
Gas (mcf)                                              1,950,072             2,304,477
LPG (tons)                                                 3,679                 3,589

Total volumes

Crude Oil and Condensate (bbls)                        1,221,455             1,334,264
Gas (mcf)                                              4,019,627             4,595,092
LPG (tons)                                                 7,113                 6,940

Average Sales Prices (in U.S. Dollars)

Oil (per bbl)                                       $      22.26          $      26.47
Gas (per mcf)                                                .46                  1.36
LPG (per ton)                                             138.55                271.32

Average Production Costs (in U.S. Dollars)

Oil (per bbl)                                       $       7.90          $       9.88
Gas (per mcf)                                               0.19                  0.25
LPG (per ton)                                              22.17                 51.21

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

Average production cost is calculated by taking into consideration all costs of operation, including costs of remedial workovers and depreciation of property and equipment. The depreciation cost included in average production costs are for the year 2002, $4.17 per barrel and $0.16 per thousand cubic feet, and for 2001, $2.69 per barrel and $0.14 per thousand cubic feet.

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

COMMODITY PRICE RISK

The Company produces and sells crude oil and natural gas. As a result, the Company's financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not entered into price hedging contracts and no such contracts are currently in place. However, with the view to reducing commodity price risk inherent in the exploration and production business, the Company has adopted a hedging policy that management can use at appropriate times as a tool with which to mitigate volatility of crude oil prices. Argentina's current economic crisis complicates considerably the process of hedging prices when a Company's operations are located in Argentina.

FOREIGN CURRENCY AND OPERATIONS RISK

The Company's operations are located in Argentina. Therefore, the Company's financial results may be affected by factors such as risks associated with changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina's political climate.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13, for a description of the impact to the Company of the changes in the country's monetary policy and the effects on product prices and results of operations resulting from the devaluation of the peso.

ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

Today's economic crisis in Argentina began in December 2001. The outlook for Argentina's economy remains quite negative. Although, the peso appears to have stabilized somewhat during the second and third quarters of 2002, and the cumulative inflation rate for the year has been modest in comparison with the pesos devaluation, little apparent progress has been made in solving the problems of economic recession and continuing fiscal deficits. Argentina's unemployment rate currently exceeds 20%.

President Duhalde has been unable to obtain additional financial assistance from international lending agencies and has had much difficulty renewing existing debt maturities. His administration's inability to make progress has resulted in an almost total loss of public support. As a result, the next scheduled Presidential elections have been moved forward to early 2003. There is no predicting the direction that Argentina's economy will take throughout the remainder of 2002 or what future impact this continued economic crisis or any additional governmental actions that may result in response to the crisis may have on the company's results of operations and cash flow from operating activities.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 13 for additional discussion regarding this economic crisis and its effect on the Company.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Apco Argentina's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of
1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 17, 2002. At the Annual Meeting, five individuals were elected as directors of the Company and two individuals continue to serve as directors pursuant to their prior election. The appointment of Ernst & Young LLP as the independent auditor of the Company for 2002 was ratified.

A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:


Election of Directors

                                                   Number of Votes
                              -------------------------------------------------------------
                                 For                   Withheld            Broker Non-votes
                              ---------            ---------------         ----------------

Ralph A. Hill                 7,209,021                 3,316                     0
Bryan K. Guderian             7,209,021                 3,316                     0
Keith E. Bailey               7,208,910                 3,427                     0
Piero Ruffinengo              7,209,021                 3,316                     0
John H. Williams              7,209,002                 3,335                     0


Ratification of Appointment of Independent Auditors


                                                                 Number of Votes
                                 -------------------------------------------------------------------------
                                    For            Against           Abstain              Broker Non-Votes
                                 ---------         -------       ---------------          ----------------

Appointment of                   7,208,952           1,770             1,615                     --
Ernst & Young LLP as
independent auditor
of the Company for 2002

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jack D. McCarthy, Vice President and Chief Financial Officer of Apco Argentina Inc.

                  99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc.

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K on July 3, 2002 and a Form 8-K/A on July 18, 2002 describing changes in the registrants certifying accountant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           APCO ARGENTINA INC.
                               -------------------------------------------
                                              (Registrant)




                              By:         /s/ Thomas Bueno
                                   --------------------------------
                                     President, Chief Operating and
                                        Chief Accounting Officer
                               (Duly Authorized Officer of the Registrant)




November 12, 2002




                                 CERTIFICATIONS

         I, Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Apco Argentina Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                              /s/  Ralph A. Hill
                                                     --------------------------
                                                     Ralph A. Hill
                                                     Chief Executive Officer

         I, Jack D. McCarthy, Vice President and Chief Financial Officer of Apco Argentina Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Apco Argentina Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                     /s/ Jack D. McCarthy
                                            -------------------------
                                            Jack D. McCarthy
                                            Vice President and Chief
                                            Financial Officer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jack D. McCarthy, Vice President and Chief Financial Officer of Apco Argentina Inc.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc.