Form 10-K
period 2002-12-31
APCO ARGENTINA INC/NEW
filed 2003-03-28
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2002

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

 One Williams Center, Mail Drop 26-4
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [x]

The aggregate market value of the voting stock of the registrant held by non-affiliates on June 28, 2002, the last business day of the second quarter 2002, was $45,698,260. This value was calculated based upon the average bid and asked prices of the registrant's stock of $20 as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See
Item 5.

As of March 1, 2003 there were 7,360,311 shares of the registrants ordinary shares outstanding.

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                      None

                                     PART I

ITEM I. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Apco Argentina Inc. ("the Company") is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. The principal business of the Company is its
52.85 percent interest in a joint venture engaged in the exploration, production, and development of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company also owns a 1.5 percent interest in a joint venture engaged in oil and gas exploration and development in the Acambuco concession located in the province of Salta in northwest Argentina and a 81.82 percent interest in a third joint venture engaged in oil exploration and development in the Canadon Ramirez concession located in the province of Chubut in southern Argentina.

The Company had an active year increasing its ownership interests in its existing properties. In October 2002, it completed the purchase of 27,700 additional shares of Petrolera Perez Companc S.A. ("Petrolera") from the Perez Companc family ("PC Family") for a total consideration of $6.9 million. Petrolera is the operator of the Entre Lomas concession and owns a 73.15 percent interest therein. The shares acquired in this purchase represent 5.54 percent of Petrolera's total shares outstanding and increased the Company's total ownership in Petrolera from its former level of 33.684 to 39.224 percent.

Subsequently in December 2002, the Company entered into an agreement to purchase all of the outstanding shares of Fimaipu S.A. for $1.8 million. Fimaipu is a private Argentine holding company whose sole asset is 7,895 shares of Petrolera representing 1.58 percent of Petrolera's total shares outstanding. The purchase of Fimaipu further increased the Company's owernship in Petrolera to 40.8 percent. This transaction closed in January 2003.

Because Petrolera owns a 73.15 percent interest in Entre Lomas, the Company's increased ownership in Petrolera as of January 2003 represents an indirect interest of 29.85 percent in Entre Lomas that when combined with its 23 percent direct participation gives the Company a combined direct and indirect participation in the Entre Lomas concession of 52.85 percent.

Also, in January 2003, the Company purchased an additional 36.82 percent interest in the Canadon Ramirez concession from Tyax S.A., a partner in the concession, for a total consideration of $155 thousand. This purchase increased the Company's interest in Canadon Ramirez to 81.82 percent.

During 2002, the company generated net income of $7.3 million compared with $8.5 million during the previous year.

In the fourth quarter of 2001, the economic crisis that had been evolving in Argentina throughout that year culminated in December with the resignation of then President De la Rua. The Argentine government subsequently declared default on Argentina's $130 billion of debt and overturned the long standing convertibility plan that had pegged the Argentine peso to the US dollar at an exchange rate of 1:1 since April 1991. These events led to the devaluation of the peso and the implementation of economic reforms during the first quarter of 2002 that have negatively impacted the Company. By December 31, 2002, the peso to US dollar exchange rate was 3.37:1, representing a cumulative loss in the value of the peso of more than 70 percent since the 1:1 peg was lifted. This devaluation has resulted in the Company incurring significant foreign exchange losses beginning with the fourth quarter 2001 and through much of 2002.

SEASONALITY

Of the products sold by the Company, only natural gas is subject to seasonal demand. Demand for natural gas in Argentina is reduced during the warmer months of October through April, with natural gas prices being generally lower during this off-peak period. During 2002, natural gas sales represented 6 percent of the Company's total operating revenues and approximately 14 percent during the previous two years. Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.

GOVERNMENT REGULATIONS

The Company's operations in Argentina are subject to various laws and regulations governing the oil and gas industry, assessment and collection of income taxes, value added taxes, and other taxes such as royalties and severance, labor laws, and provincial environmental protection requirements. In early January 2002, the Argentine government approved Emergency Law 25,561 that included economic and monetary reforms and related executive decrees that have impacted the Company. These reforms and their impact are described in the sections "Liquidity and Capital Resources," on page 16 and in "Argentine Economic and Political Environment," on page 24.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

None.

(c) NARRATIVE DESCRIPTION OF BUSINESS

ENTRE LOMAS

The Company participates in a joint venture with Petrolera and Pecom Energia S.A. ("Pecom Energia"), formerly Perez Companc S.A. Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquen in southwest Argentina. The Company's interest in the joint venture totals 52.85 percent, of which 23 percent is a direct participation and 29.85 percent is an indirect participation through the Company's 40.8 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a
73.15 percent direct interest in the joint venture.

As described on page 2, in October 2002, the Company increased its stock interest in Petrolera by purchasing 27,700 additional shares from the PC Family. The Company made this purchase by exercising a right of first refusal. The Company exercised its right of first refusal after the announcement by the PC Family in July 2002 of a proposed sale of all of its shares in Petrolera to Petroleo Brasileiro S.A. ("Petrobras"), the Brazilian national oil company. Consequently, the Company purchased its 27,700 shares while Petrobras purchased the balance of the PC Family's shares in Petrolera and the PC Family's shares in Pecom Energia. Subsequent to the purchase, the principal shareholders of Petrolera are now the Company, Petrobras and Pecom Energia, in which Petrobras is the majority shareholder.

The Company's management and representatives of Petrobras have met and will continue to meet in the future. As of this time, little to no changes are expected in the manner and method in which operations in Entre Lomas and within Petrolera are conducted.

YPF CONTRACTS

In 1967, Yacimientos Petroliferos Fiscales ("YPF"), then the national oil company of Argentina, sought bids for the development of the Entre Lomas area. Pecom Energia won the bid and entered into contract 12,507, dated March 13, 1968, which permitted the Entre Lomas joint venture to explore for, develop and produce oil in the area. Similar contracts with YPF with respect to natural gas produced and liquids extracted from natural gas were entered into on November 18, 1970, and February 10, 1977, respectively. Originally, the joint venture's interests in the Entre Lomas area were derived from such contracts and not from ownership of the mineral resources produced. Under Argentine hydrocarbon law, the Argentine government retains ownership of the minerals in place.

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

Complete deregulation of the Entre Lomas area was implemented by an agreement with the Argentine government that went into effect January 22, 1991 and amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of produced hydrocarbons at the wellhead. Under this agreement, the concession holders, or joint venture partners, have the right to freely sell produced hydrocarbons in internal or external markets, and have authority over operation of the concession including future exploration and development plans. The partners, throughout the term of the concession, are subject to provincial royalties (which are, in substance, production taxes), turnover taxes, and federal income taxes. These rates of royalties and taxes are fixed by law, are the same for all oil and gas production concessions in Argentina, and are currently 12 percent, 2 percent, and 35 percent, respectively. The Entre Lomas concession term currently runs through the year 2016, with an option to extend the concession for an additional ten-year period with the consent of the government.

SALE OF OIL

The Entre Lomas concession participates in several contracts negotiated by the Pecom Energia group. This arrangement allows the joint venturers to pool Entre Lomas oil with other concessions in the Medanito area providing greater negotiation strength with Argentine refiners and export customers.

During 2002, the Company sold 52 percent of its oil domestically and 48 percent was exported. Domestic sales were made under various short-term agreements with EG3 S.A., Shell C.A.P.S.A., Refineria San Lorezo S.A. and Esso Petrolera Argentina S.R.L., which are all Argentine refiners. Oil was exported to Petrobras, ENAP, the Chilean National Oil Company, and Repsol YPF Trading y Transporte S.A. In 2002, Petrobras was the largest export purchaser of the Company's crude oil, accounting for 59 percent of all exports.

Medanito area crude oil is in demand because of its relative quality and favored geographical location. While there is no guarantee, management believes that upon expiration, these contracts will be extended or replaced.

The per barrel price for Argentine crude oil continues to be based on the spot market price of West Texas Intermediate ("WTI") less a discount to provide for differences in gravity and quality. The average weighted price discount for contracts in effect during 2002 was $1.80, as compared with $1.44 for contracts in effect in 2001, and $1.06 for contracts in effect during 2000. Since deregulation of Argentina's energy industry in 1991, domestic market conditions have evolved to the point that the discount for oil sold in country appears to have stabilized in the $1.00 to $2.00 range depending on market conditions. Discounts for exported oil are generally higher. Export oil is not subject to domestic production tax.

As a consequence of the economic reforms implemented in Argentina since December 2001, oil sales prices have been negatively impacted depending on whether oil is sold in internal markets or exported. Refer to the section "Liquidity and Capital Resources" on page 16 for a description of the impact of these reforms on Argentine oil prices.

The Company's oil sales have historically depended on a relatively small group of customers. As described in Note 6, of Notes to Consolidated Financial Statements, during 2002, Apco sold its oil to the following principal customers, EG3 S.A., Petrobras S. A., and ENAP. Decisions to sell to these customers were based on the advantages presented by the commercial terms negotiated with each customer. The entire Argentine domestic refining market is small and consists of seven refiners of which three constitute 95 percent of the market. The concentration of Apco's sales to these principal customers is directly related to the limited number of available buyers for crude oil produced in Argentina.

SALE OF GAS

In 2002, the Entre Lomas joint venture partners entered into a US Dollar denominated gas sales contract with Genelba, an electric power generator owned by Pecom Energia. The term of this contract was one year with a daily volume commitment of 21 mmcf throughout the year. Entre Lomas gas sales volumes for 2002 averaged 27 mmcf per day or 13 mmcf per day net to the Company's interests. Additional production above the Genelba volume commitment is sold in the spot market to other gas distribution companies, traders and electric utilities. Gas sales prices vary depending on seasonal demand. In December 2002, a new one year peso denominated contract with Genelba replaced the prior contract with the same daily volume commitment.

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

Refer to the section "Liquidity and Capital Resources" on page 16 for a description of the impact of economic reforms on Argentine natural gas prices.

TRANSPORTATION

Oil produced in the Entre Lomas concession is sold in Puerto Rosales, a major industrial port in southern Buenos Aires Province, and is shipped there through the Oleoductos del Valle S.A. ("Oldelval") pipeline system. The daily capacity of this system ranges from 130,000 to 175,000 barrels. The current volume allocation for the Entre Lomas concession in the Oldelval system is 11,600 barrels per day. The cost to transport oil through this system and use the storage and handling facilities in Puerto Rosales averaged $.46 per barrel in 2002.

PETROLERA

Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Investment decisions and strategy for development of the concession are agreed upon by the joint venture partners and implemented by Petrolera. Petrolera has a board of 11 directors, 5 of whom are nominees of the Company and 6 of whom are nominees of Petrobras and its affiliates. Petrolera's operating and financial managers and field personnel are employed exclusively by Petrolera. The Company understands that Petrolera's sole business at present is its role as operator and owner of a 73.15 percent interest in the Entre Lomas concession.

COMPANY BRANCH

The Company's branch office in Buenos Aires obtains operational and financial data from Petrolera that is used to monitor joint venture operations. The branch provides technical assistance to Petrolera and makes recommendations regarding field development and reservoir management. Apco currently employs seven full-time personnel in its branch office in Buenos Aires, Argentina. The directors and executive officers of the Company are described in Part III, Item 10 on page 55. A Tulsa-based employee of The Williams Companies, Inc., the indirect parent of Williams Global Energy (Cayman) Limited that owns 68.96 percent of the shares of the Company, serves as President and Chief Operating Officer of the Company.

DESCRIPTION OF THE CONCESSION

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes Mountains. It straddles the provinces of Rio Negro and Neuquen approximately 100 kilometers north of the city of Neuquen. The concession produces oil and gas primarily from the Charco Bayo/Piedras Blancas field complex ("CB/PB"). Two smaller fields, the Entre Lomas/Lomas de Ocampo and El Caracol fields, located to the northwest of the main field complex also produce oil and gas. A fourth field, Borde Mocho, located southwest of CB/PB, was discovered in 1996 and also produces oil and gas.

The most productive producing formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of all oil produced in Entre Lomas. The Tordillo also produces associated gas that is both sold and consumed for field operations. Propane and butane are extracted from this gas in the joint venture's gas processing plant. The Tordillo is also the principal producing formation in the Borde Mocho field. Other important formations are the Quintuco, that produces gas from several wells in CB/PB and oil in the Entre Lomas/Lomas de Ocampo, El Caracol, and Borde Mocho fields and the Petrolifera formation that produces gas in the Entre Lomas gas field and some oil in CB/PB. Since inception 502 wells have been drilled in the concession, of which at year end, 295 are producing oil wells, 22 are producing gas wells, 124 are active water injection wells, 11 are water producing wells, and 50 wells are inactive or abandoned.

The CB/PB and El Caracol fields are secondary recovery projects. Water injection has been introduced in CB/PB in phases since 1975. The El Caracol field has been under injection since 1989. Secondary recovery operations commenced in the Entre Lomas oil field in 1998 and extension of field wide secondary recovery is still underway.

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

Due to the gradual development of this field, recoveries normally attributed to waterfloods after 20 to 30 years have not been attained and it is currently estimated that this field has a remaining productive life in excess of twenty years. The Company believes that the limits of this field have not yet been defined in all directions. As a result, there remain undrilled step out locations in the flanks of the structure and infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in CB/PB will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 2002, 10 additional wells were drilled and completed as producers.

In the CB/PB field, the Quintuco formation is mainly gas productive and produces from a few gas wells interspersed among the many Tordillo oil wells located on this structure and from dual completion oil wells producing from both the Quintuco and Tordillo formations. Quintuco gas reserves in this field are believed to be fully developed.

In 1992, the Argentine Department of Energy issued Resolution 105 requiring environmental control. As a result, in the last few years investments have been made to change the system of produced water disposal in the Entre Lomas concession. Until 1998, fresh water had been the sole source of injection in all waterflood projects in the concession. Prior to 1996, produced water was disposed of in evaporation and filtration pits, however, this practice was suspended by the province in that year. Produced water has since been injected into a shallower formation with high injectivity capacity. Commencing 1998, produced water in CB/PB also began to be reinjected into the Tordillo formation. Surface and down hole injection lines were replaced with those that withstand the corrosive effects of reinjecting formation water. Formation water is now being injected into both the producing and shallow formations.

EL CARACOL FIELD

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. Thirty-five wells have been drilled here to date. Additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Potential for further expansion of the waterflood may also exist. During 2002, two development wells were drilled and completed as oil producers.

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

OIL RESERVOIRS

The oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. It now includes 41 producing wells. As described in the previous paragraph, the Quintuco formation continues to demonstrate development potential toward the north and northwest.

This field, has shown signs of pressure depletion. Reservoir simulation studies have predicted that the Entre Lomas oil field will have a favorable response to secondary recovery similar to the response achieved in the El Caracol field. Investments to implement waterflooding in this field commenced in 1997 and water injection commenced in 1998. As of year-end, twenty wells had been converted to injection. Further expansion of secondary recovery is anticipated.

GAS RESERVOIRS

Deregulation of Argentina's gas industry in 1994 fueled considerable interest in gas development throughout the country. As a result, a well drilled in 1970 that had discovered significant gas potential from several sections of the Petrolifera formation, was placed on production. Since then, ten wells have been drilled, of which nine are productive. Another well drilled in the early 1970's was also put on production making a total of nine wells on production in the main body of this field. Although the main body now appears to have been defined, additional expansion possibilities exist to the northwest. Late in 1997, the Lomas De Ocampo 4 well, drilled to the northwest of the existing field was found to be productive in both the Petrolifera and Quintuco formations. Six additional dual completion wells have been drilled and are producing oil from the Quintuco formation and gas from the Petrolifera formation. Additional drilling in Lomas De Ocampo is planned for 2003. In 2002, the pesofication of gas sales contracts and the resulting drop in natural gas prices have postponed previous plans to achieve full development of the Petrolifera gas reservoir in this gas field.

BORDE MOCHO

This is the smallest field in the concession. It is located southwest of CB/PB near the concessions southern boundary. To date 8 wells have been drilled and all are producing oil. The discovery well was drilled in 1996 and the seventh and eighth wells in late 2002. All wells produce from the Tordillo, the main producing formation, and 4 wells are also productive from the Quintuco formation. Separation and storage facilities in CB/PB were built in 2000. Future development of this field is planned.

EXPLORATION

In the Entre Lomas concession, there are approximately 142 thousand undeveloped acres. Since inception, 502 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture partners believe the major producing structures have been identified and are being developed, large blocks of the concession remain unexplored.

Since 1993, the Entre Lomas partners have conducted three seismic campaigns. The most recent survey was completed in late 1998. As a result, the concession is now covered by more than 500 square kilometers of 3 dimensional seismic ("3D seismic") that image the principal producing fields and surrounding acreage believed to be of most interest. These separate seismic programs were successfully integrated into one continuous seismic block. The seismic has multiple objectives the first of which is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other important objectives are to evaluate for high risk deep exploration potential in sedimentary sequences that exist between the base of the Petrolifera formation and the basement floor, and utilize the 3D seismic in ways that may help exploit the existing producing fields.

To date, seismic surveys have aided the efficient development of the Entre Lomas gas field since 1994, the current northwest extension of both the Entre Lomas and Lomas de Ocampo fields, and development of the Borde Mocho field.

In 2001, the joint venture partners drilled the El Caracol xp-33 well, a deep exploration test in the area of the El Caracol oil field. The principal objective of this well was to investigate the Precuyano formation in the location of an interesting deep structure identified by 3D seismic. Secondary objectives were all of the known producing formations in the concession; Quintuco, Tordillo, and Petrolifera. The well was drilled to a total depth of 11,290 feet. Exploration of the Precuyano in the Neuquen basin has been quite limited to date. The well found gas in the Precuyano formation, but poor reservoir quality prevented production at commercial rates. As a result, the well was completed in the Quintuco formation and is now on production as part of the El Caracol field. Drilling deep wells to unexplored sedimentary horizons is risky and has a low probability of success.

ACAMBUCO

The Company owns a 1.5 percent participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in Northwest Argentina, in the province of Salta, on the border with Bolivia. The Acambuco concession covers an area of 294,000 acres.

DESCRIPTION OF THE CONCESSION

The Company has been a participant in the Acambuco area since 1981. The principal objective in Acambuco is the Huamampampa formation, a deep fractured quartzite that has sizable gas exploration and development potential. In Acambuco, Huamampampa is found at depths in excess of 14,000 feet. The Ramos and Aguarague concessions, immediately to the south and east of Acambuco, have major gas fields with significant gas production and reserves from Huamampampa. In 1994, the joint venture partners discovered the San Pedrito gas field whose principal reserves exist in the Huamampampa formation with additional reserves in the Icla and Santa Rosa formations both of which underlie Huamampampa.

The Acambuco joint venture currently consists of Pan American Energy Investments Ltd. ("PAE"), an affiliate of British Petroleum PLC that owns 52 percent, Shell C.A.P.S.A. and YPF S. A. which each hold 22.5 percent interests, and Northwest Argentina Corp., a subsidiary of the Williams Companies, Inc. and the Company each with interests of 1.5 percent.

DRILLING AND DEVELOPMENT ACTIVITY

The San Pedrito field discovery well, the San Pedrito x-1 ("SPx1"), was drilled to 14,500 feet and discovered gas in the Huamampampa formation. For this initial well, the Company exercised its non-consent option. In May 1996, the joint venture drilled a second exploration well, the San Antonio x-1, on a separate structure. This well, drilled to a depth of 15,700 feet, was not productive in the Huamampampa. Oil shows were found in a secondary target, the Tupambi formation. The Company again exercised its non-consent option.

In September 1998, the Acambuco partners drilled the San Pedrito x-2 ("SPx2") well at a location approximately 3 miles south of the SPx1 discovery well. Although the well encountered Huamampampa in a structural position lower than SPx1 well, in late February 2000, the well successfully tested daily volumes of 20 million cubic feet and 350 barrels of condensate with no water. The Company participated in this confirmation well and has participated in all investments thereafter.

In April 1999 a successful long-term production test was conducted in the SPx1. The maximum daily volume achieved in this test was 32 million cubic feet and 470 barrels of condensate. This test indicated that the Huamampampa reservoir in the San Pedrito structure is extensive. As described previously, the Company exercised its non-consent option for this well and will share in its future revenue stream after its partners reach a 300 percent payout limited to this well.

Also, in 1999, the Acambuco partners drilled the Cerro Tuyunti x-1 ("CTx1") well on the largest of the structures in the concession. The well reached a total depth of 20,300 feet. In late January 2000, the well flowed non-commercial volumes of gas. In 2000, the joint venture acquired and interpreted 3D seismic over Cerro Tuyunti. The interpretation indicates that the structure should be explored to the north of the CTx1.

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

In January 2001, the joint venture re-entered the Macueta x-1002, drilled in the early 1980's with the purpose of sidetracking this well to a more favorable structural position in the Huamampampa formation. In spite of drilling more than 2,600 feet horizontally, the well, for mechanical reasons, was unable to reach the intended target. Production test volumes from the horizontal extension were disappointing. The Macueta structure in Acambuco is believed to be the southern extension of the San Alberto structure where a significant gas field is producing on the opposite side of the Bolivian border.

The San Pedrito x-4 was drilled in 2001. The well penetrated the Huamampampa formation at a depth of 15,300 feet at which time a drill stem test was conducted resulting in a test volume of 29 million cubic feet per day of natural gas and 600 barrels per day of condensate. Ultimately, the well reached a total depth of 18,660 and penetrated both the Icla and the Santa Rosa formations. This well commenced production in April 2002.

In May 2002, capacity of production and gas treating facilities in Acambuco was expanded to 176 million cubic feet ("mmcf") per day.

Acambuco is situated in an overthrust belt wherein drilling can be difficult and costly not only because of the depths of the primary objectives, but also from the risk of mechanical problems during drilling. The costs to drill and complete a well drilled to the Huamampampa formation have ranged from $30 to $40 million. The Company's future participation in Acambuco wells is subject to the risk of unfavorable oil and gas prices that could adversely impact the Company's future cash flow, and to other risks described under "Forward-Looking Statements" on page 12.

SALES AND MARKETS

Construction of facilities in Acambuco that include gathering lines, a gas pipeline, and a gas treatment plant were completed in 2001. Sales from the Acambuco joint venture commenced in late March 2001. At this time, natural gas and condensate are being produced from 4 San Pedrito wells. As described previously, the Company did not participate in the SPx-1 well.

Acambuco gas is being sold under contracts negotiated by PAE primarily to domestic distribution and industrial customers in the northern part of Argentina.

Refer to the section "Liquidity and Capital Resources" on page 16 for a description of the impact of economic reforms on Argentine gas prices. Gas prices in Acambuco have decreased significantly and the joint venture does not contemplate additional gas development investments until gas prices in Argentina improve.

OIL FIELDS

In addition to natural gas production, Acambuco also produces oil from the Tupanbi formation which has been productive from fields elsewhere in the region. In Acambuco, there exists an old oil field discovered in the 1920's, the San Pedro field, that produced more than 17 million barrels of oil from the Tupambi. The field was abandoned in 1960. The joint venture partners performed studies of the San Pedro field and defined prospects for reactivating wells to restart oil production. During 2002, three wells were intervened and one is now on production. Additional workovers are planned for 2003.

CANADON RAMIREZ

The Company owns 81.82 percent interest in the 92,000 acre Canadon Ramirez concession, located in southern Argentina, in the Chubut province. This region produces hydrocarbons from the Golfo San Jorge basin, the oldest oil-producing province in the country.

As described on page 2, in January 2003, the Company acquired an additional
36.82 percent interest from Tyax. S.A. The Company obtained its original 45 percent interest in Canadon Ramirez from Pan Am Group S.A. (predecessor to
Tyax), owned by the Melhem family in Argentina. A third partner in the concession is ROCH S.A. that held a 10 percent interest and exercised its right of first refusal to participate with the Company in the purchase of the Tyax participation. ROCH now owns the remaining 18.18 percent interest.

During 1997 and 1998, investments were made in Canadon Ramirez that included well workovers, recompletions, extended production testing and reprocessing and reinterpreting 2 dimensional seismic ("2D seismic"). All wells produced oil with high water cuts and were eventually shut in. The Company feels that additional studies including a new reinterpretation of existing seismic images are warranted to determine the future potential in Canadon Ramirez.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include statements that discuss the Company's expected future results based on current and pending business operations (also called forward looking statements). The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

     o Changes in, and volatility of, supply and demand for crude oil, natural gas and other hydrocarbons.

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


(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company is a Cayman Islands corporation with executive offices located in Tulsa, Oklahoma and a branch office located in Buenos Aires, Argentina. All of the Company's operations are located in Argentina.

(i) The Company has no operating revenues in either the Cayman Islands or the United States. Because all of the Company's operations are located in Argentina, all of its products are sold either domestically in Argentina, or exported from Argentina to either Brazil or Chile. The percentage of the Company's operating revenues sold to customers in Brazil during the years 2002, 2001 and 2000 was 27 percent, 49 percent and 44 percent, respectively. The percentage sold to customers in Chile during 2002 was 12 percent. There were no sales to customers in Chile during 2001 and 2000.

(ii) With exception of cash and cash equivalents deposited in banks in the Cayman Islands and the United States, almost all of which are located in the Cayman Islands, and furniture and equipment in its executive offices, all of the Company's assets are located in Argentina.

ITEM 2. PROPERTIES

See ITEM 1 (c) for a description of properties.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2002, there were 980 record holders of the Company's ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades that occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                                        Stock Price
                                   ---------------------
                                      High         Low        Dividend
                                   --------     --------      --------
Quarter of 2002
                     First         $ 22.650     $ 14.400      $.16 1/4
                     Second          20.000       17.270       .16 1/4
                     Third           21.750       17.750       .16 1/4
                     Fourth          19.250       16.000       .16 1/4

Quarter of 2001
                     First         $ 38.875     $ 26.562      $.16 1/4
                     Second          36.812       26.050       .16 1/4
                     Third           27.920       21.500       .16 1/4
                     Fourth          26.000       19.500       .16 1/4


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

ITEM 6. SELECTED FINANCIAL DATA

The following historical financial information presented below is derived from the Company's audited financial statements and reflects certain reclassifications of prior period information to be on a consistent basis.

                                2002       2001       2000       1999       1998
                              -------    -------    -------    -------    -------
(Dollars in thousands
 except per share amounts)
Revenues                      $23,819    $32,041    $42,912    $25,834    $19,583

Net Income                      7,278      8,461     22,221      9,488      3,368

Income per
Ordinary Share,
Basic and Diluted                 .99       1.15       3.02       1.29        .46

Dividends Declared per
Ordinary Share                    .65        .65        .65        .65        .65

Total Assets at
December 31,                   85,722     82,517     82,984     63,261     57,376

Total Liabilities
At December 31,                 7,009      6,298     10,442      8,156      6,975

Long-term Liabilities at
December 31,                      581        197        946      2,255      1,530

Stockholders' Equity at
December 31,                   78,713     76,219     72,542     55,105     50,401


Refer to the table "Volume, Price and Cost Statistics" on page 52 for variations in prices that influence the Company's revenues and net income. In addition, the Company's net income for 2002 and 2001 were impacted by economic conditions in Argentina. Refer to "Argentine Economic and Political Environment" on page 24 for a discussion of events in Argentina during this period.

As explained in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted SFAS 143 "Accounting for Asset Retirement Obligations." The impact of the implementation is reflected in the Consolidated Statement of Operations on page 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPTIAL RESOURCES

CASH FLOW

Internally generated cash flow from the Company's interests in the Entre Lomas concession is the Company's primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina's economy, the Entre Lomas operation has had the ability to finance development and exploration expenditures with internally generated cash flow. The current economic crisis tested both the profitability and cash generating ability of the Company's Argentine operations. In retrospect, in spite of the crisis, the Entre Lomas concession was able to generate excess cash flow such that during the year the Company generated net cash provided by operating activities of $14 million that included dividends received from Petrolera totaling $6.4 million. These amounts compare with net cash provided by operating activities of $10.2 million and $16.1 million and Petrolera dividends of $4.7 million and $5.3 million for the years 2001 and 2000, respectively.

The year was defined by two major events that impacted the Company. The first was Argentina's economic crisis and new laws and regulations that resulted from the crisis that impacted the Company during 2002 and will continue to impact it for the foreseeable future. The second was the purchase by the Company of 27,700 additional shares of Petrolera from the PC family for a total consideration of $6.9 million.

Reference is made to the section "Argentine Economic and Political Environment" for a description of the economic crisis. However, to summarize, the most important outcome of the crisis that impacts the Company's results of operations and cash flow was the passage by Argentina's legislature of economic reforms included in Emergency Law 25,561, which among other things, overturned the long standing convertibility plan, required the pesofication of Argentine contracts, and implemented a new tax on export sales.

As described elsewhere in this report, the abandonment of the convertibility plan and the decision to allow the actual peso to float in international currency markets resulted in a "maxi-devaluation" of the peso. Since December 2001 through December 31, 2002, the peso to US dollar exchange rate has increased from 1:1 to 3.37:1, representing a cumulative loss in value of the Argentine peso of more than 70 percent. This devaluation has resulted in the Company incurring foreign exchange losses of $1.7 million during 2002.

The pesofication of Argentine contracts had a negative impact on the Company's revenue stream to the extent that domestic Argentine oil and natural gas sales contracts previously priced in US dollars were converted to pesos by requiring the settlement of those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. This had a downward impact on the Company's domestic oil prices early in the year because the negotiated exchange rate was significantly below the actual peso to US dollar exchange rate. However, the situation for domestic oil sales gradually improved and in May 2002, Argentine producers and refiners agreed that the negotiated exchange rate for settlement of contracts would be increased to 90 percent of the actual exchange rate effectively making domestic oil prices from that moment forward equivalent to 90 percent of the WTI price less the discount provided for in domestic oil sales contracts. As a result, for the year, the Company's per barrel sales price for oil sold to Argentine customers averaged $22.71, compared with $24.14 for exported oil.

The effect on natural gas prices has been more severe. Since natural gas prices in Argentina are not influenced by international reference prices, pesofication has caused gas prices to fall in proportion to the devaluation of the peso. As a result, for the year the Company's gas sales price averaged $.42 per thousand cubic feet, compared with an average of $1.28 during 2001.

Effective April 1, 2002, the Argentine government imposed a tax on hydrocarbon exports equivalent to 16.67 percent of the value of oil export sales and 4.76 percent of the value of natural gas liquids export sales. During 2002, the Company paid $938 thousand of export taxes.

The government also prohibited the payment abroad in US dollars of domestic sales and established the requirement that oil and gas Companies repatriate 30 percent of export sales collected in foreign banks.

The effects of devaluation and the pesofication of Argentine contracts are not all negative. Devaluation of the peso has had a positive impact on the Company's peso denominated expenditures including capital expenditures, and expenses such as operating, transportation and storage, and selling and administrative. These expenditures have all decreased to varying degrees depending on the dollar and peso make up of each category of expense. For example, expenditures that have a large labor component, or that consist of a high proportion of domestically made products and materials, have decreased significantly due to the decline in the value of the peso. This benefit has resulted because the cumulative rate of inflation in the Argentine economy has, up to now, lagged considerably behind the cumulative rate of the peso's devaluation. The cumulative rates of inflation in Argentina for 2002, published by the Argentine government, as measured by the consumer price index and the wholesale price index have been 41 percent and 118 percent, respectively, as compared with the level of devaluation illustrated in the exchange rate table that appears in the section "Argentine Economic and Political Environment" on page 24. Because of these phenomena, the US dollar cost of drilling wells in the Entre Lomas concession declined by approximately 30 percent, compared with a similar cost in 2001.

In summary, although Argentina experienced significant economic turmoil during 2002 that created business uncertainty, the environment for oil and gas companies operating in the country stabilized somewhat as the value of the Argentine peso firmed during the last half of the year. In spite of the introduction of the new tax on exports and the sharp drop in natural gas prices that has occurred during the year, the economics of drilling, development and production operations in Argentina remain attractive today.

As the year has progressed, liquidity has become less of a concern for the Company. As mentioned previously, the Company received $6.4 million in dividends from Petrolera. In general, domestic oil and gas sales proceeds plus the 30 percent of repatriated export sales have been more than sufficient to fund disbursements in Argentina.

The impact of Argentina's economic crisis on companies operating in the country has been significant, especially those companies with international dollar denominated debts. Fortunately, Apco is free from long-term debt and although it has been adversely impacted to some extent by these developments, it has fared better than many of its competitors with operations in the country.

There is no predicting the direction that Argentina's economy will take in 2003 or what the future impact of this economic crisis or any additional governmental actions that may result in response to it may have on Argentina's oil and gas industry and on the Company's results of operation and cash flow from operating activities.

To illustrate this uncertainty, in January 2003, due to the rapid increase in the price of WTI as a consequence of a possible conflict in the Middle East and the Argentine government's desire to maintain stability in domestic fuel prices, an agreement was reached between the government, oil producers and domestic refiners that currently expires on March 31, 2003 that requires that domestic sales prices be calculated on a WTI price not to exceed $28.50 per barrel. The difference between the invoice price and the price that results when WTI exceeds this temporary ceiling is being accumulated as an account receivable by oil producers that accrues interest and will be paid by domestic refiners to oil producers at such time as WTI falls below $28.50. This agreement was to remain valid as long as WTI did not exceed $35 per barrel for 10 consecutive days or the peso to US Dollar exchange rate remained below 3.65:1. Because during February 2003, the price of WTI exceeded $35 for the required 10 days, effective February 25, 2003, the parties accorded that the agreement would continue in effect through the original expiration date.

PURCHASE OF PETROLERA SHARES

The second major event of the year was the completion by the Company of the purchase of 27,700 additional shares of Petrolera from the PC Family for a total consideration of $6.9 million. The shares acquired in this purchase represent
5.54 percent of Petrolera's total shares outstanding and increased the Company's total ownership in Petrolera from its former level of 33.684 percent to 39.224 percent giving the Company a combined direct and indirect participation in the Entre Lomas concession of 51.69 percent as of December 31, 2002.

The Company made this purchase as a result of exercising a right of first refusal in the event of a sale of shares by the PC Family. The Company exercised it right of first refusal after the announcement by the PC Family in July 2002 of a proposed sale of all of its shares in Petrolera to Petrobras. As a result, the Company purchased 27,700 shares while Petrobras purchased the balance of the PC Family's shares while simultaneously purchasing the PC Family's shares in Pecom Energia. Subsequent to the purchase, the principal shareholders of Petrolera are now the Company, Petrobras and Pecom Energia, in which Petrobras is now the majority shareholder.

Although the Company's interest in Petrolera has increased, Petrobras' purchase of shares in Petrolera and its purchase of a controlling interest in Pecom Energia gives it direct and indirect ownership totaling just under 60 percent of the shares of Petrolera for a total indirect ownership of 47 percent of the Entre Lomas concession.

The Company's management and representatives of Petrobras have met and will continue to meet in the future. As of this time, little to no changes are expected in the manner and method in which operations in Entre Lomas and within Petrolera are conducted.


In December 2002, the Company entered into an agreement to purchase all of the outstanding shares of Fimaipu S.A. for $1.8 million. Fimaipu is a private Argentine holding company whose sole asset is 7,895 shares of Petrolera representing 1.58 percent of Petrolera's total shares outstanding. The purchase of Fimaipu further increased the Company's ownership in Petrolera to 40.8 percent. This transaction closed in January 2003. The Company's increased ownership in Petrolera after the Fimaipu purchase gave the Company a combined direct and indirect participation in the Entre Lomas concession of 52.85 percent.

The Company utilized its own cash reserves to make the purchases of the PC Family's shares of Petrolera and for the purchase of Fimaipu.

PRODUCT PRICES

Volatility in oil prices has a significant impact on the Company's ability to generate earnings, fund capital requirements and pay shareholder dividends. During the fourth quarter of 2001, the Company's per barrel sales price averaged $17 per barrel. During 2002, although the Company's oil prices were negatively influenced by the pesofication of sales contracts in Argentina, world oil prices gradually improved throughout the course of the year, increasing quite sharply in the fourth quarter, in great part due the threat of war in the middle east and the oil workers strike in Venezuela. The per barrel crude oil sales price for 2002 averaged $23.04 compared with $24.20 during 2001. By the end of the year, WTI, the benchmark price for the Company's oil sales contracts in Argentina, exceeded $30 per barrel and has continued to increase during January and February of 2003. This level of prices should have a positive impact on the Company's expected net income and cash flow for the first quarter of 2003. However, given the volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries ("OPEC"), there is no assurance that oil prices will remain at these levels over the remainder of 2003. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company's future oil prices could also be impacted by any additional governmental actions detrimental to Argentina's oil and gas industry that may result from its response to a prolonged extension of Argentina's economic crisis that commenced in late 2001.

As described previously in this section, the Company's natural gas prices have decreased significantly in 2002 due to pesofication of contracts in Argentina. As a result, for the year, the Company's gas sales price averaged $.42 per thousand cubic feet, compared with an average of $1.28 during 2001.

OIL AND GAS SALES VOLUMES

During 2002, oil sales volumes, net to the Company's consolidated and equity interests, totaled 1.657 million barrels ("mmbbls"), a decrease of 6 percent when compared with 1.756 mmbbls during the comparable period in 2001. The reduction in volumes is due primarily to the nature of the 2002 drilling campaign in Entre Lomas. This year's drilling program focused primarily on higher risk down dip step out wells, including a structural saddle area in the center of the Charco Bayo/Piedras Blancas ("CB/PB") waterflood where there was a greater chance of producing with higher water cuts. All wells drilled this year were successful producers but, in general, these higher risk wells produced at lower oil rates with higher water cuts than wells drilled in previous years. This has resulted in a reduced oil production contribution from this year's drilling program than what we have experienced in recent years. A second factor contributing to the decline in sales, is that in 2001, the Entre Lomas partners drilled two wells in the Entre Lomas and Lomas de Ocampo fields that had unusually high volumes. Furthermore, in 2000 and 2001, there was an important oil production contribution from a recompletion program to exploit a new high volume reservoir in the CB/PB field that had a limited areal extent. Due to the limited size of this reservoir, its production has exhibited a steep decline since its discovery in 2000. Finally, lower gas production described in the following paragraph, has resulted in lower condensate production during 2002.

During 2002, gas sales volumes net to the Company's consolidated and equity interest totaled 5.3 billion cubic feet ("bcf"), a decrease of 9 percent when compared with 5.8 bcf during 2001. The reduction in volume is due to a decrease in Entre Lomas gas production volumes, partially offset by increases in Acambuco volumes. Entre Lomas gas production has declined in 2002 due to an almost total lack of investments designed to increase or maintain gas production levels. Because of the significant drop in natural gas prices in Argentina in 2002, no new wells were drilled targeting primarily gas production, and very few workovers and recompletions of existing wells targeting gas bearing reservoirs were performed.

The prolonged recession in Argentina has reduced demand for electric power nationwide. Furthermore, heavy rains in Argentina this year have enabled hydroelectric plants to operate at higher levels than normal, thereby restricting thermal power demand and, consequently, resulting in lower demand for natural gas. In the recent past, the Entre Lomas partners have successfully sold natural gas in the spot market, but because of lower natural gas demand, Entre Lomas production is currently limited to meet natural gas contract commitments.

Acambuco production increased during the year as the San Pedrito #4 well, drilled in 2001, was brought into production in 2002.

CAPITAL SPENDING

The following are the major components of the 2002 capital program. During the year, the Entre Lomas joint venture partners continued to successfully drill development wells in the CB/PB, Entre Lomas and Borde Mocho fields while extending the size of the Lomas de Ocampo field to the northwest. Sixteen development and extension wells were drilled in the Entre Lomas concession and three producing wells were converted to injection in the CB/PB field. In addition, the capital program also included a revamping of the LPG plant that resulted in an improved gas products yield. Total cost of the program to the partners was $12 million, or $2.7 million, net to the Company's direct interest and $2.9 million, net to the Company's equity interest in Entre Lomas.

The Acambuco joint venture's investment program was suspended early in the year in response to the sharp decrease in gas prices. Other than work completed in May 2002 to increase capacity of gas treating facilities in Acambuco, no additional investments were undertaken in 2002. The joint venture does not contemplate additional gas development investments until gas prices in Argentina improve.

DIVIDENDS

The Company currently pays its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent on numerous factors, including among others, earnings, levels of capital spending, fluctuations in crude oil and natural gas prices, changes in Argentine governmental regulations, and as of the beginning of 2002, restrictions imposed by the Central Bank of Argentina on the movement of excess cash flow and profits out of Argentina.

The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the directors.

RESULTS OF OPERATIONS

REFER TO CONSOLIDATED STATEMENTS OF OPERATIONS ON PAGE 30.

2002 VS 2001

During 2002, the Company generated net income of $7.3 million compared with $8.5 million during 2001. Net income for 2002 includes the cumulative effect of implementing SFAS 143 that resulted in increasing net income by $2.4 million. Before the cumulative effect, the Company generated 2002 net income of $4.9 million.

Operating revenues decreased by $5.3 million, or 21 percent. Lower oil and gas sales constitute almost the entire decrease. Oil sales declined by $2.4 million caused by a reduction in the Company's average oil sale price of $ 1.16 per barrel and a decrease in total oil sales volumes of 60 thousand barrels. Gas sales declined by $2.5 million caused by a reduction in the Company's average gas sale price of $ .85 per thousand cubic feet ("Mcf"). Refer to "Liquidity and Capital Resources" on page 16 for a discussion of the reason for the drop in gas prices.

Financial and other revenues decreased by $539 thousand due to significantly lower interest yields on the Company's bank deposits.

Depreciation expense increased by $1.6 million primarily due to the reclassification from proved to the probable category, as of December 31, 2001, of estimated oil and gas reserves expected to be produced during the Entre Lomas concession extension period of 2017-2026. Reclassifying these reserves had the effect of increasing the depreciation factor applied to undepreciated property and equipment when computing depreciation.

Argentine taxes other than income increased by $973 thousand almost entirely due to the effects of the new 16.67 percent export tax that the Argentine government implemented in early 2002.

Foreign exchange losses increased by $1.2 million as a result of the greater level of devaluation of the Argentine peso that occurred in 2002 versus 2001. Refer to "Argentine Economic and Political Environment" on page 24 for a description of the pesos devaluation since December 2001.

Argentine income taxes increased by $ 851 thousand in spite of a decrease in net income before income taxes because the rise in the peso to US dollar exchange rate has caused peso revenues to rise disproportionately with the increase in peso expenses. This has occurred primarily because oil is a dollar denominated commodity. In addition, the failure of the Argentine tax authority to adopt inflation accounting has diminished the magnitude of peso depreciation in arriving at taxable income.

The above negative variances in operating revenues, financial and other revenues, depreciation, argentine taxes other than income, foreign exchange losses, and argentine income taxes were partially offset by favorable variances in operating expense, provincial production tax, transportation and storage expense and Argentine selling and administrative expense. All but provincial production taxes decreased primarily as a result of the reduced dollar cost of operating in Argentina that has resulted from the devaluation of the Argentine peso. Provincial production taxes declined as a direct result of the decrease in operating revenues.

The devaluation of the Argentine peso was only part of the reason for the $ 3.1 million decrease in selling and administrative expense. The primary cause of the decrease was the $ 2.3 million of costs incurred in 2001 that were directly associated with the proposed merger between the Company and Globex that was terminated in December 2001 by mutual agreement of the parties.

The decrease of $ 2.4 million in equity income from Argentine investments relates to decreased equity income from Petrolera. All of the variance explanations described in the preceding paragraphs, except for the variations in financial and other revenues and selling and administrative expense, apply as well to Petrolera because Petrolera's sole business is its ownership interest in the Entre Lomas concession. Petrolera sells its oil and gas to the same customers as the Company under the same conditions.

2001 VS 2000

During 2001, the Company generated net income of $8.5 million compared with $22.2 million during 2000. The primary reasons for the $13.7 million decrease are explained in the following paragraphs.

Operating revenues decreased by $4.9 million, or 16 percent, as a result of lower oil sales caused by a decline in the Company's average oil sales price of $5.21 per barrel during 2001. Refer to the table "Volume, Price and Cost Statistics" on page 52. Equity income from Argentine investments decreased by $5.9 million, or 50 percent.

Operating expense increased by $854 thousand due to a greater level of facilities upgrades and equipment maintenance and overhauls, an increase in the number of well workovers including injection wells, the cost of employee severance in the Entre Lomas concession, and operating expenses in Acambuco that commenced production operations in 2001. Selling and administrative expense increased by $2.7 million as a result of $2.3 million of costs directly associated with the terminated Apco/Globex merger, and engineering consultant expenses incurred in connection with a reservoir simulation study. Depreciation, depletion and amortization increased by $372 thousand. Exploration expense increased by $379 thousand due to dry hole costs of $923 thousand associated with the drilling of the El Caracol 33-xp well described in the section "Exploration" on page 9, partially offset by the lack of exploration expense in 2001 in Acambuco. Since March 2001, when Acambuco went on production, expenses there are being accounted for as operating expense. Other expense in 2001 includes $557 thousand of foreign exchange losses due to the devaluation of monetary assets and liabilities at December 31, 2001 that resulted from the Argentine peso's devaluation described in the section "Liquidity and Capital Resources" on page 16.

The negative variances described in the previous paragraphs were partially offset by lower provincial production taxes associated directly with the decrease in operating revenues, and lower income taxes associated directly with the decrease in income before income taxes.

With the exception of the negative variances in selling and administrative expense, and the increase in operating expense relating to the start up of production operations in Acambuco, the variance comparisons described in the previous three paragraphs that relate to Entre Lomas serve as explanations for the 50 percent decrease in the Company's equity income from Argentine investments. This equity income represents the Company's share of Petrolera's net income. Petrolera is the operator of the Entre Lomas concession, and its sole business is its interest in the Entre Lomas joint venture.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of its financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's independent reserve engineer bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to the Company's consolidated financial statements, contained elsewhere in this report on Form 10-K, contains a comprehensive summary of the Company's significant accounting policies. The following is a discussion of the Company's most critical accounting policies, and judgments and uncertainties that are inherent in the Company's application of GAAP.

Proved reserve estimates. Estimates of the Company's proved reserves included in the unaudited supplemental oil and gas information in this report on Form 10-K are prepared in accordance with guidelines established by GAAP and by the United States Securities and Exchange Commission ("SEC"). The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the third party reserve engineer that prepares the estimate.

The Company's proved reserve information is based on estimates prepared by its independent reserve engineer. Estimates prepared by others may be higher or lower than the Company's estimates. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

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

The Company's estimates of proved reserves materially impact depreciation depletion, and amortization expense. If the estimates of proved reserves decline, the rate at which the Company records depreciation depletion, and amortization expense increases, reducing net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves. In addition, the decline in proved reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties for impairment.

Revenue recognition. Revenue is a key component of the Company's results of operations and also determines the timing of certain expenses, such as severance taxes and royalties. The Company's policy is to recognize revenues when oil and gas are delivered to the purchaser.

Impairment of Oil and Gas Properties. The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. The most important consideration for the Company in testing for impairment is oil and gas prices. As of December 31, 2002, for impairment testing purposes, the Company's proved properties can withstand a significant drop in product price forecasts before the estimated value of its properties would approximate their carrying value.

Argentina economic and currency measures. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells as a result of new taxes; (ii) the timing of repatriations of cash to the US; (iii) the Company's asset valuations; and (iv) peso-denominated monetary assets and liabilities.

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

ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

During the decade of the 1990's Argentina's government pursued free market policies, including the privatization of state owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one US dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid 1990's. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001 resulted in the accumulation of $130 billion of debt.

During 2000, President De la Rua's administration implemented various policies in an attempt to reduce Argentina's fiscal deficit including personal income tax increases and other measures that resulted in the unintended consequence of a notable reduction in internal consumption at a time when Argentina's economy was already in recession. Late in 2000, fears arose in financial markets about Argentina's ability to repay its debt and the possibility of debt default. Late in 2001, the country was unable to obtain additional funding from the IMF, ultimately leading to the resignation of President De la Rua and his entire administration.

Subsequently, the government proceeded to implement monetary restrictions that severely limited the transfer of funds out of the country with all such transfers requiring the prior authorization of the Central Bank of the Republic of Argentina ("BCRA"). The government also prohibited the payment abroad in US dollars of domestic sales and established the requirement that payments abroad that resulted from export sales be repatriated and converted to pesos. In the case of Argentina's oil and gas industry the required repatriation percentage was set at 30 percent.

In January 2002, the government declared default on Argentina's $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The percent of this tax is 16.67 percent for oil exports and 4.76 percent for natural gas liquids such as propane and butane produced by the company in Entre Lomas. The second provision, is the requirement that domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars were converted to pesos ("pesofication") by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers.

After the resignation of President De la Rua in December 2001, there was for a few weeks a revolving door of Presidents that were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry. Eduardo Duhalde was appointed President of Argentina in January 2002 to hold office until the next regularly scheduled Presidential election in 2003. Since taking office, President Duhalde has been unable to obtain additional financial assistance from international lending agencies such as the International Monetary Fund and the World Bank and his administrations inability to make significant progress in resolving the country's economic crisis has resulted in an almost total loss of public support. As a result, early Presidential elections have been scheduled for April 2003.

The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in "maxi-devaluation" of the peso. Since December 2001, the peso to US dollar exchange rate has increased from 1:1 to 3:37:1 as of December 31, 2002.

The current outlook for Argentina's economy continues to be negative. However, due to various causes, including among others, the deep extended recession in which Argentina finds itself, reduced levels of disposable income and savings in Argentina, devaluation having exceeded inflation by a considerable margin, and the government's policies implemented restricting the flow of pesos being converted to US dollars, devaluation of the peso as expressed by the peso to US dollar exchange rate has slowed considerably as 2002 passed. This trend has continued into 2003. The following table illustrates the point.


                         DATE           PESO/US$ EXCHANGE RATE
                         ----           ----------------------
                    Pre 2002                   1:1
                    Jan. 11, 2002              1.65:1
                    Mar. 31, 2002              3:1
                    Jun. 30, 2002              3.8:1
                    Sept. 30, 2002             3.74:1
                    Dec. 31, 2002              3.37:1
                    Feb.28, 2003               3.19:1

Presidential elections in Argentina are scheduled for April 2003. At this time there are multiple candidates and the outcome is uncertain.

It is not possible to predict the direction that Argentina's economy will take during the remainder of 2003 or the future impact on the Company from the country's continuing economic crisis and any additional government actions taken in response to the crises.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
Report of Independent Public Accountants                          27-28

Consolidated Balance Sheets
  December 31, 2002 and 2001                                       29

Consolidated Statements of Operations
  Three Years Ended December 31, 2002                             30-31

Consolidated Statements of Stockholders' Equity
  Three Years Ended December 31, 2002                              32

Consolidated Statements of Cash Flows
  Three Years Ended December 31, 2002                              33

Notes to Consolidated Financial Statements                         34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Apco Argentina Inc.

We have audited the accompanying consolidated balance sheet of Apco Argentina Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Apco Argentina Inc. as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their reports dated March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Argentina Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."

                                                               ERNST & YOUNG LLP


Tulsa, Oklahoma
March 21, 2003

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


                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 1, 2002




(This report of independent accountants is a copy of the previously issued March 1, 2002 report . The report has not been reissued by Arthur Andersen LLP.)

                               APCO ARGENTINA INC.

                           CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Share and Per Share Amounts)          December 31,
                                                               ---------------------
                                                                 2002          2001
                                                               --------     --------
ASSETS

Current Assets:
       Cash and cash equivalents                               $ 15,065     $ 16,048
       Accounts receivable                                        2,223        2,154
       Inventory                                                    310          293
       Other current assets                                         144          642
                                                               --------     --------

          Total Current Assets                                   17,742       19,137
                                                               --------     --------

Property and Equipment:
       Cost, successful efforts method of accounting             61,613       58,345
       Accumulated depreciation, depletion and amortization     (31,494)     (28,309)
                                                               --------     --------

                                                                 30,119       30,036

Argentine investments, equity method                             36,809       31,503
Other assets                                                      1,052        1,841
                                                               --------     --------

                                                               $ 85,722     $ 82,517
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                        $    917     $  3,840
       Affiliate payable                                            220          200
       Accrued liabilities                                          710          172
       Argentine taxes payable                                    3,116           --
       Dividends payable                                          1,196        1,196
                                                               --------     --------

          Total Current Liabilities                               6,159        5,408
                                                               --------     --------

Long-term liabilities                                               581          197
Deferred Argentine income taxes                                     269          693

Stockholders' Equity:
       Ordinary shares, par value $.01 per share;
          15,000,000 shares authorized;
           7,360,311 shares outstanding                              74           74
       Additional paid-in capital                                 9,326        9,326
       Retained earnings                                         69,313       66,819
                                                               --------     --------

           Total Stockholders' Equity                            78,713       76,219
                                                               --------     --------

                                                               $ 85,722     $ 82,517
                                                               ========     ========


  The accompanying notes are an integral part of these consolidated statements.

                               APCO ARGENTINA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share)
                                                            For the Years Ended December 31,
                                                            --------------------------------
                                                              2002        2001        2000
                                                            --------    --------    --------
REVENUES:

    Operating revenues                                      $ 20,092    $ 25,384    $ 30,305
    Equity income from Argentine investments                   3,514       5,905      11,804
    Financial and other revenues                                 213         752         803
                                                            --------    --------    --------

                                                              23,819      32,041      42,912
                                                            --------    --------    --------

COST AND EXPENSES:

    Operating expense                                          3,716       7,040       6,186
    Provincial production tax                                  2,066       2,828       3,232
    Transportation & storage                                     367         912         991
    Selling and administrative                                 1,460       4,604       1,889
    Depreciation, depletion and amortization                   4,662       3,112       2,740
    Exploration expense                                            2       1,296         917
    Argentine taxes other than income                          1,330         357         290
    Foreign exchange losses                                    1,715         557          --
    Other (income) expense, net                                   85         209        (991)
                                                            --------    --------    --------

                                                              15,403      20,915      15,254
                                                            --------    --------    --------

     Income before Argentine income taxes and
        cumulative effect of change in accounting
        principle                                              8,416      11,126      27,658

    Argentine Income taxes                                     3,516       2,665       5,437
                                                            --------    --------    --------

    Income before cumulative effect of change in
accounting principle                                           4,900       8,461      22,221

    Cumulative effect of change in accounting principle,
net of Argentine income taxes of $583 thousand                 2,378          --          --
                                                            --------    --------    --------

NET INCOME                                                  $  7,278    $  8,461    $ 22,221
                                                            ========    ========    ========

(Continued on following page.)

                               APCO ARGENTINA INC.

(Amounts in Thousands, Except Per Share)              For the Years Ended December 31,
                                                      --------------------------------
                                                        2002        2001        2000
                                                      --------    --------    --------
NET INCOME                                            $  7,278    $  8,461    $ 22,221
                                                      ========    ========    ========

Earnings per ordinary share - basic and diluted
         Income before cumulative effect of
           change in accounting principle             $   0.67    $   1.15    $   3.02

         Cumulative effect of change in
           Accounting principle                           0.32          --          --
                                                      --------    --------    --------

         NET INCOME                                   $   0.99    $   1.15    $   3.02
                                                      ========    ========    ========

Average ordinary shares outstanding -
    basic and diluted                                    7,360       7,360       7,360
                                                      ========    ========    ========

Pro forma effect assuming the change in accounting principle is applied to all periods:

          NET INCOME                                  $  4,900    $  8,864    $ 22,512
                                                      ========    ========    ========

          NET INCOME PER SHARE                        $   0.67    $   1.20    $   3.06
                                                      ========    ========    ========

The accompanying notes are an integral part of these consolidated statements.

                               APCO ARGENTINA INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Amounts in Thousands Except Per Share)

                                   Ordinary Shares     Additional
                                --------------------    Paid-in      Retained
                                 Shares      Amount      Capital     Earnings
                                --------    --------   ----------    --------
BALANCE, January 1, 2000           7,360    $     74   $    9,326    $ 45,705

     Net income                       --          --           --      22,221

     Dividends declared
          ($ 0.65 per share)          --          --           --      (4,784)
                                --------    --------   ----------    --------

BALANCE, December 31, 2000         7,360          74        9,326      63,142

     Net income                       --          --           --       8,461

     Dividends declared
          ($ 0.65 per share)          --          --           --      (4,784)
                                --------    --------   ----------    --------

BALANCE, December 31, 2001         7,360          74        9,326      66,819

     Net income                       --          --           --       7,278

     Dividends declared
        ($ 0.65 per share)            --          --           --      (4,784)
                                --------    --------   ----------    --------

BALANCE, December 31, 2002         7,360    $     74   $    9,326    $ 69,313
                                ========    ========   ==========    ========


The accompanying notes are an integral part of these consolidated statements.

                               APCO ARGENTINA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended December 31,
                                                                 ----------------------------------
                                                                   2002         2001         2000
                                                                 --------     --------     --------
(Amounts in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:

     Net income                                                  $  7,278     $  8,461     $ 22,221
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Equity income from Petrolera investment                   (3,514)      (5,905)     (11,804)
         Dividends from Petrolera                                   6,386        4,717        5,340
         Deferred income taxes                                       (296)        (251)         772
         Cumulative effect of change in accounting principle       (2,378)          --           --
         Depreciation, depletion and amortization                   4,662        3,112        2,740
         Prior year exploration costs charged to expense               --          492          152
         Other changes in property and equipment                       --           12          (51)
         Changes in accounts receivable                               (69)       2,751       (1,384)
         Changes in inventory                                         (17)          15          123
         Changes in other current assets                              498         (141)         (40)
         Changes in accounts payable                               (2,903)       1,761          410
         Changes in accrued liabilities                             3,372       (4,905)       2,987
         Changes in Acambuco investment                                --           --       (1,342)
         Changes in other assets, other liabilities and other       1,045          109       (3,998)
                                                                 --------     --------     --------

     Net cash provided by operating activities                     14,064       10,228       16,126

CASH FLOW FROM INVESTING ACTIVITIES:
         Property plant and equipment:
           Capital expenditures                                    (3,315)      (5,972)      (6,807)
           Purchase of investments                                 (6,948)          --           --
                                                                 --------     --------     --------
     Net cash used in investing activities                        (10,263)      (5,972)      (6,807)

CASH FLOW FROM FINANCING ACTIVITIES:
         Dividends paid                                            (4,784)      (4,784)      (4,784)
                                                                 --------     --------     --------

NET CHANGES IN CASH AND CASH EQUIVALENTS                             (983)        (528)       4,535

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             16,048       16,576       12,041
                                                                 --------     --------     --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                 $ 15,065     $ 16,048     $ 16,576
                                                                 ========     ========     ========

Supplemental disclosures of cash flow information:

         Cash paid during the year for Argentine income taxes    $    475     $  5,968     $  2,775
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

                               APCO ARGENTINA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     GENERAL INFORMATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiaries, Apco Properties Ltd. (a Cayman Islands corporation) and Apco Argentina S.A. (an Argentine corporation), all of which are herein collectively referred to as the Company. The Company has only one business segment and is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal businesses are a 23 percent participation in the Entre Lomas Concession (Entre Lomas, an unincorporated joint venture), which is accounted for following the proportional consolidation method, and a 39.224 percent interest in Petrolera Perez Companc S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for following the equity method (see Note 4). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. The Company also owns a 1.5 percent interest in the Acambuco concession and a 45 percent interest in the Canadon Ramirez concession. All of the Company's operating revenues and equity income, and all of its long-lived assets are in Argentina. All percentage interests are as of December 31, 2002. For information regarding purchases of additional ownership interests subsequent to December 31, 2002, see Note 12.

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

     Because the Company's assets are located in Argentina, management has historically been required to deal with threats from inflation, devaluation and currency controls.

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

     CHANGE IN ACCOUNTING POLICY

     Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 143 as described in Note 2.

     REVENUE RECOGNITION

     The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has passed. Any product produced that has not been delivered is reported as inventory and is valued at the

                               APCO ARGENTINA INC.

     lower of cost or market. When cost is calculated, it includes total per unit operating cost and depreciation. Transportation and storage costs are recorded as expenses when incurred. The Company has had no contract imbalances relating to either oil or gas production.

     PROPERTY AND EQUIPMENT

     The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years.

     The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2002, 2001 and 2000, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

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

                               APCO ARGENTINA INC.

     INCOME TAXES

     Deferred Argentine income taxes are computed using the liability method and are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but assessed annually for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Those assets will be amortized over their useful lives unless they are determined to have an indefinite life. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company adopted SFAS 144 as of January 1, 2002. Adoption did not have a material impact on the Company's financial position or results of operations.

     In the second-quarter 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

                               APCO ARGENTINA INC.

(2)  IMPLEMENTATION OF SFAS 143

     During the early 1990's the Argentine Department of Energy and Argentine provinces implemented environmental regulations for Argentina's energy industry including oil and gas operations. Among those regulations were resolutions covering the plugging and abandonment of oil and gas wells. As a result, the Company recognized it would be required to incur future plugging and abandonment costs for wells in the concessions and began to gradually accrue for such future costs.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 is required to be adopted by companies for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company elected to adopt SFAS 143 effective January 1, 2002. Prior to the adoption of SFAS 143, the Company accrued future abandonment costs of wells and related facilities through its depreciation and amortization calculation, and included the cumulative accrual in accumulated depreciation, depletion and amortization.

     As part of the adoption of SFAS 143, an engineering analysis was obtained which projects through the last year of the Company's concession terms, the number of wells that would require plugging and abandoning and the estimated cost to abandon a well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 for the Company's consolidated interests totaled $433 thousand ($463 thousand on December 31, 2002). The estimated asset retirement obligation as of January 1, 2002, imbedded in the Company's investments totaled $464 thousand ($496 thousand on December 31, 2002).

     The following table presents the estimated asset retirement obligation as if this Statement had been applied during all periods affected. Amounts are in thousands of US dollars and are as of December 31 for each of the years presented.

               1999          2000          2001          2002
               ----          ----          ----          ----
               $415          $444          $433          $463

     The above described asset retirement obligation is based on estimates of the number of wells expected to be abandoned in the last year of the Company's concession terms, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by operations engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company's Balance

                               APCO ARGENTINA INC.

     Sheets will take into consideration future estimates of inflation and present value factors based on the Company's credit standing. Given the current economic situation in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

     As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provisions of SFAS 143, implementation of the standard has resulted in an increase to net income of $2.4 million, which is classified as a cumulative effect of change in accounting principle. The effect of adoption on operating expenses in 2002 is immaterial.

(3)  ENTRE LOMAS JOINT VENTURE

     As discussed in Note 1, the Company owns a 23 percent direct interest in Entre Lomas. It also owns a 28.69 percent indirect interest by virtue of its 39.224 percent stock ownership in Petrolera, the operator of the joint venture, which owns 73.15 percent of the joint venture. Consequently, the Company's combined direct and indirect interests in the Entre Lomas joint venture total 51.69 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquen in southern Argentina.

(4)  INVESTMENT IN PETROLERA PEREZ COMPANC S.A.

     As described in Note 1, the Company accounts for its investment in Petrolera using the equity method of accounting, whereby the investment account is increased, and equity income is recognized, for the Company's share of Petrolera's net income. Dividends from Petrolera are recorded as a reduction of the investment. Petrolera is a non-public Argentine corporation. The Petrolera balance sheet as of December 31, 2002 and 2001, and income statement for each of the three years in the period ended December 31, 2002, are as follows:

                               APCO ARGENTINA INC.

PETROLERA PEREZ COMPANC S.A.
BALANCE SHEETS

                                                              December 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                    (In U.S. $000's, Argentine GAAP)
ASSETS
Cash and cash equivalents                              $  5,599         $  4,797
Accounts receivable                                      11,681            5,228
Inventory                                                   975              636
                                                       --------         --------
                                                         18,255           10,661
                                                       --------         --------

Property and equipment, net                              80,277           79,051
Other assets                                              3,188            6,065
                                                       --------         --------

                                                       $101,720         $ 95,777
                                                       ========         ========

LIABILITIES AND EQUITY
Accounts payable                                       $  2,768         $  3,272
Accrued liabilities                                       2,398            1,647
Taxes payable                                            12,056               --
Bank Indebtedness - Short term                               --            2,020
                                                       --------         --------
                                                         17,222            6,939
                                                       --------         --------

Long-term liabilities                                       128              262

Equity                                                   84,370           88,576
                                                       --------         --------

                                                       $101,720         $ 95,777
                                                       ========         ========

PETROLERA PEREZ COMPANC S.A.
INCOME STATEMENTS

                                                             December 31,
                                                ------------------------------------
                                                  2002          2001          2000
                                                --------      --------      --------
                                                  (In U.S. $000's, Argentine GAAP)
Revenues                                        $ 60,233      $ 80,546      $ 95,944
                                                --------      --------      --------
Operating expenses                                 8,200        23,318        27,237
Royalties                                          6,386         8,821        10,286
Transportation and selling                         1,570         3,193         3,599
Exploration expenses                                  --         4,506           926
Depreciation                                      10,347        12,107         8,254
Other (income) expense - net                         722          (133)       (1,070)
Financial income and holding gains                  (116)         (287)         (367)
Argentine taxes                                   16,255        11,533        16,504
Foreign Exchange Loss                              3,875         2,693            --
                                                --------      --------      --------
Total expense                                     47,239        65,751        65,369
                                                --------      --------      --------
Net income                                      $ 12,994      $ 14,795      $ 30,575
                                                ========      ========      ========

Reconciliation to U.S. GAAP:
   Net income:
     Apco share of net income under
       Argentine GAAP                           $  4,576      $  4,983      $ 10,299
     Capitalize expensed development costs,
       net of depreciation effects                  (253)         (277)        2,064
     Differences in depreciation                      19           696            --
     Asset retirement obligation effects          (1,015)           --            --
     Retirement obligation adjustments              (179)          (43)          248
     Deferred income tax effects                     366           300          (825)
     Amortization of basis difference                 --           246            18
                                                --------      --------      --------

Apco share of net income under U.S. GAAP        $  3,514      $  5,905      $ 11,804
                                                ========      ========      ========

   Equity:
     Apco share of equity under Argentine
       GAAP                                     $ 33,093      $ 29,836      $ 29,570
     Capitalize expensed development costs,
       net                                         2,400         2,314         2,591
     Accumulated depreciation                        833           696            --
     Asset retirement obligation effect              253            --            --
     Pension obligation effects                       30           205           248
     Deferred tax liability                         (401)         (710)       (1,010)
     Basis difference, net of amortization          (838)         (838)       (1,084)
                                                --------      --------      --------

   Apco share of equity under U.S. GAAP         $ 35,370      $ 31,503      $ 30,315
                                                ========      ========      ========

                               APCO ARGENTINA INC.

     The "Argentine GAAP" financial data above is stated in thousands of U.S. dollars, the Company's reporting currency. Petrolera's reporting currency is the Argentine peso. The Company plans to file the full audited financial statements of Petrolera, a foreign investee, when available.

(5)  CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid bank deposits of $13.2 million and $13.6 million with interest ranging from 0.75 - 1.125 percent and 1.38 - 1.95 percent in 2002 and 2001, respectively. The company considers all investments with a maturity at three months or less to be cash equivalents.

     The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

(6)  MAJOR CUSTOMERS

     Sales to customers with greater than ten percent of total operating revenues consist of the following:

                                             For the Years Ended December 31,
                                             --------------------------------
                                              2002          2001        2000
                                             ------        ------      ------
     EG3 S.A                                   34.1%            *           *
     Petrobras S.A                             27.4%         48.8%       43.5%
     ENAP S.A                                  11.7%            *           *
     Shell C.A.P.S.A                              *          21.9%       15.9%
     Refineria San Lorenzo                        *             *        19.2%

     * Less than 10 percent

     Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company's customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

                               APCO ARGENTINA INC.

(7)  RELATED PARTY TRANSACTIONS

     The Company paid $303,000, $560,000, and $205,000 in 2002, 2001 and 2000,
     respectively, to Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 2002 and December 31, 2001, were approximately $220,000 and $200,000, respectively.

     The Company is dependent on Williams as it relates to certain employees performing services for the Company, and certain other costs such as rent, reproduction, office supplies, computer support, etc. Williams directly charges the Company monthly for the time and associated costs of employees based on an allocation of time dedicated to the affairs of The Company. The Company also utilizes certain executive support services of Williams, primarily the time of the Company's executive officers who are also officers of Williams for which the Company accrues an executive support charge from Williams.

(8)  CAYMAN ISLANDS AND UNITED STATES INCOME TAXES

     The Company incorporated in the Cayman Islands in 1979. Since then, the Company's income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company's income during 2002, 2001 and 2000 was generated outside the United States.

                               APCO ARGENTINA INC.

(9)  ARGENTINE TAXES

     The Company recorded Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

                                       2002            2001           2000
                                     -------         -------        -------
     Income taxes
       Current                       $ 3,812         $ 2,465        $ 4,665
       Deferred                         (296)            200            772
     Other taxes                       1,330             357            290
                                     -------         -------        -------
                                     $ 4,846         $ 3,022        $ 5,727
                                     =======         =======        =======

     Argentina income taxes payable at December 31, 2002 was $3.3 million. Income tax deposits made by the Company throughout 2001 exceed the total income tax expense recorded for the year. Consequently, at December 31, 2001, the Company's balance sheet reflects an income tax receivable of $358 thousand.

     The deferred Argentine income tax provision relates primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax liability at December 31 consists of the following (in thousands):

                                                              2002     2001
                                                              ----     ----
     Property basis difference and retirement provision       $261     $626
     Retirement plan obligation                                  8       67
                                                              ----     ----
                                                              $269     $693
                                                              ====     ====

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

     In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against Petrolera for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to 9.2 million pesos. After a lengthy judicial process that lasted seven years and included various appeals, in May 2000, the Argentine Supreme Court ruled in favor of the DGI and against Petrolera. As a result, the Entre Lomas joint venture partners paid the 9.2 million peso

                               APCO ARGENTINA INC.

     obligatory savings deposit. The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit.

     The devaluation of the peso has resulted in a substantial loss in the dollar value of this peso denominated deposit. At the exchange rate of 1 peso to 1 US dollar that was in effect at the time the deposit was made, the original dollar value of the Company's 23 percent direct share of the deposit was $2.1 million. A comparable value for the equity share of the deposit imbedded in its investment in Petrolera, after adjusting for the Company's purchase of additional shares in Petrolera during 2002, is $2.6 million. At the Balance Sheet date of December 31, 2002, the dollar value of the Company's 23 percent direct share of the deposit is now $628 thousand, and the dollar value of the Company's equity share of the deposit is $783 thousand.

     In February 1993, the Neuquen Tax Bureau demanded that Petrolera pay the Stamp Tax relating to Additional Clause No. 3, the third amendment to the original Entre Lomas contract number 12,507. Petrolera appealed this decision before the provincial tax court and lost. In March 1994, Petrolera deposited on behalf of the Entre Lomas partners the amount claimed by the province of $1.6 million. After a series of appeals, all of which have failed, during 2002, Petrolera initiated a formal claim against YPF S.A., the counter-party to contract 12,507 and the then National Oil Company of Argentina. The basis for the claim against YPF is the tax exemption provided for in contract 12,507. The National Executive Power assumed YPF S.A.'s pending obligations when it was privatized.

(10) LONG-TERM LIABILITIES

     At December 31, 2002 and 2001, long-term liabilities consisted of the following:

                                                          2002         2001
                                                          ----         ----
     Long-term liabilities:

        Retirement obligations                            $ 78         $115
        Asset retirement liability                         463           --
        Other long-term obligations                         40           82
                                                          ----         ----
                                                          $581         $197
                                                          ====         ====

                               APCO ARGENTINA INC.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               First       Second       Third      Fourth
                                              Quarter      Quarter     Quarter     Quarter
                                              -------      -------     -------     -------
     (Amounts in Thousands Except
          Per Share Amounts)
     2002

     Revenues                                 $ 4,320      $ 5,058     $ 7,050     $ 7,391
     Costs and expenses                         4,637        4,449       4,679       5,154
     Income before cumulative effect of
       change in accounting principle            (317)         609       2,371       2,237
     Cumulative effect of change in
       accounting principal net of
       Argentine income taxes                   2,378           --          --          --
     Net income                                 2,061          609       2,371       2,237
     Net income per ordinary share
       before cumulative effect of change
       in accounting principle                   (.04)         .08         .32         .31
     Net income per ordinary share
       of cumulative effect of change
       in accounting principle                    .32           --          --          --
     Net income per ordinary share                .28          .08         .32         .31

     2001

     Revenues                                 $ 8,643      $11,233     $ 9,155     $ 3,010
     Costs and expenses                         4,855        5,443       4,809       8,473
     Net income (loss)                          3,788        5,790       4,346      (5,463)
     Net income (loss) per ordinary share         .51          .79         .59        (.74)

(12) SUBSEQUENT EVENTS

     In December 2002, the Company entered into an agreement to purchase all of the outstanding shares of Fimaipu S.A. for $1.8 million. Fimaipu is a private Argentine holding company whose sole asset is 7,895 shares of Petrolera representing 1.58 percent of Petrolera's total shares outstanding. The purchase of Fimaipu further increased the Company's ownership in Petrolera to 40.8 percent. This transaction closed in January 2003. The Company's increased ownership in Petrolera after the Fimaipu purchase gave the Company a combined direct and indirect participation in the Entre Lomas concession of 52.85 percent.

     Also, In January 2003, the Company purchased an additional 36.82 percent interest in the Canadon Ramirez concession from Tyax S.A., a partner in the concession, for a total consideration of $155 thousand. This purchase increased the Company's interest in Canadon Ramirez to 81.82 percent.

                               APCO ARGENTINA INC.

OIL AND GAS RESERVES

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company's interests in Argentina as estimated by the Company's independent reserve engineers.

Proved Oil, Condensate and
Plant Products

                                                         (Millions of Barrels)
                                                 ------------------------------------
                                                                 Equity
                                                 Consolidated   Interest
                                                   Interests    Petrolera      Total
                                                 ------------   ---------     -------
     December 31, 1999                                 14.1         14.9         29.0
     Revisions of previous estimates:
              Engineering revisions                     1.6          1.7          3.3
     Extensions and discoveries                         0.7          0.7          1.4
     Production                                        (0.9)        (1.0)        (1.9)
                                                    -------      -------      -------

     December 31, 2000                                 15.5         16.3         31.8

     Proved developed as of December 31, 2000           9.1          9.7         18.8
     Proved undeveloped as of December 31, 2000         6.4          6.6         13.0

     December 31, 2000                                 15.5         16.3         31.8
     Revisions of previous estimates:
              Engineering revisions                    (1.3)        (1.3)        (2.6)
              Reclassification to probable             (2.3)        (2.3)        (4.6)
     Extensions and discoveries                         0.2          0.1          0.3
     Production                                        (0.9)        (1.0)        (1.9)
                                                    -------      -------      -------

     December 31, 2001                                 11.2         11.8         23.0

     Proved developed as of December 31, 2001           6.5          6.8         13.3
     Proved undeveloped as of December 31, 2001         4.7          5.0          9.7

     December 31, 2001                                 11.2         11.8         23.0
     Revisions of previous estimates:
              Engineering revisions                     0.7          0.8          1.5
     Extensions and discoveries                         0.2          0.2          0.4
     Acquisition of reserves                             --          1.9          1.9
     Production                                        (0.9)        (0.9)        (1.8)
                                                    -------      -------      -------

     December 31, 2002                                 11.2         13.8         25.0
     Proved developed as of December 31, 2002           6.7          8.3         15.0
     Proved undeveloped as of December 31, 2002         4.5          5.5         10.0

                               APCO ARGENTINA INC.

The following tables summarize, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company's interests in Argentina as estimated by the Company's independent reserve engineers.

Natural Gas

                                                       (Billions of Cubic Feet)
                                                 ------------------------------------
                                                                 Equity
                                                 Consolidated   Interest
                                                   Interests    Petrolera      Total
                                                 ------------   ---------     -------
     December 31, 1999                                 38.5         33.2         71.7
     Revisions of previous estimates:
              Engineering revisions                    (6.2)        (7.6)       (13.8)
     Extensions and discoveries                         3.5          3.8          7.3
     Production                                        (2.9)        (3.1)        (6.0)
                                                    -------      -------      -------

     December 31, 2000                                 32.9         26.3         59.2

     Proved developed as of December 31, 2000          22.4         20.3         42.7
     Proved undeveloped as of December 31, 2000        10.5          6.0         16.5

     December 31, 2000                                 32.9         26.3         59.2
     Revisions of previous estimates:
              Engineering revisions                    (2.2)        (2.3)        (4.5)
     Reclassification to probable                      (1.2)        (1.3)        (2.5)
     Extensions and discoveries                         4.9          0.5          5.4
     Production                                        (2.9)        (2.9)        (5.8)
                                                    -------      -------      -------

     December 31, 2001                                 31.5         20.3         51.8

     Proved developed as of December 31, 2001          20.8         16.8         37.6
     Proved undeveloped as of December 31, 2001        10.7          3.5         14.2

     December 31, 2001                                 31.5         20.3         51.8

     Revisions of previous estimates:
              Engineering revisions                     8.5         10.0         18.5
     Acquisition of reserves                             --          4.3          4.3
     Production                                        (4.0)        (3.7)        (7.7)
                                                    -------      -------      -------

     December 31, 2002                                 36.0         30.9         66.9

     Proved developed as of December 31, 2002          28.6         26.4         55.0
     Proved undeveloped as of December 31, 2002         7.3          4.6         11.9

A portion of the total Entre Lomas natural gas reserves are consumed in field operations. The increase due to revisions of previous estimates of 18.5 billion cubic feet of natural gas in the preceeding reconciliation for 2002 reflects a one time adjustment to recognize estimated consumed natural gas volumes as reserves. Because the estimated volume is expected to be consumed under current methods of operation, it is assumed not to be available for sale.

                               APCO ARGENTINA INC.

Due to changed circumstances in Argentina resulting from the country's economic problems during 2001 and 2002, the Entre Lomas joint venture partners judged that because the granting of the ten year extension requires government approval, it is appropriate to differentiate between reserves estimated to be produced through 2016, and reserves expected to be produced over the ten year extension period. Although the Entre Lomas partners have since 1968 successfully obtained Entre Lomas contract extensions on several occasions, both Apco and Petrolera feel that reserves attributable to the extension period, or 2017-2026, that would otherwise be classified as proved using conventional engineering methods of estimating reserves, should in light of changed circumstances, be reclassified to the probable category. This reclassification was made as of December 31, 2001 and is identified separately in the preceding reconciliation tables of oil and gas reserves for the year 2001.

There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 2002.

                               APCO ARGENTINA INC.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina.

                                           (Millions of U.S. Dollars)(5)
                                         ----------------------------------
                                                        Equity
                                         Consolidated  Interest
                                           Interests   Petrolera     Total
                                         ------------  ---------    -------
     As of December 31, 2002

     Future revenues (1 and 2)              $   323     $   392     $   715
     Future expenditures (3)                    115         137         252
                                            -------     -------     -------
                                                208         255         463
     Argentine taxes (4)                         80         101         181
                                            -------     -------     -------
     Future net cash flows                      128         154         282
     Effect of discounting 10%                   52          63         115
                                            -------     -------     -------
     Standardized measure of discounted
         Future net cash flows              $    76     $    91     $   167
                                            =======     =======     =======

     As of December 31, 2001

     Future revenues (1 and 2)              $   237     $   235     $   472
     Future expenditures (3)                    105         107         212
                                            -------     -------     -------
                                                132         128         260
     Argentine taxes (4)                         38          37          75
                                            -------     -------     -------
     Future net cash flows                       94          91         185
     Effect of discounting 10%                   41          38          79
                                            -------     -------     -------
     Standardized measure of discounted
         Future net cash flows              $    53     $    53     $   106
                                            =======     =======     =======


     As of December 31, 2000

     Future revenues (1 and 2)              $   444     $   461     $   905
     Future expenditures (3)                    204         209         413
                                            -------     -------     -------
                                                240         252         492
     Argentine taxes (4)                         78          83         161
                                            -------     -------     -------
     Future net cash flows                      162         169         331
     Effect of discounting 10%                   78          79         157
                                            -------     -------     -------
     Standardized measure of discounted
         future net cash flows              $    84     $    90     $   174
                                            =======     =======     =======


(1) Estimates are made of quantities and timing of future production of oil and gas reserves.

(2) Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2002 was $28.12, as compared with $17.66 and $26.16 for 2001 and 2000, respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

                               APCO ARGENTINA INC.

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

Total Including Equity Interest in Petrolera

                                                           (Millions of U.S. Dollars)
                                                          ---------------------------
                                                           2002       2001       2000
                                                          -----      -----      -----
     Revenues, net of production costs                    $ (34)     $ (41)     $ (55)
     Net changes in prices and production costs             104        (79)        12
     Additions and revisions of previous estimates           29        (65)        50
     Acquisition of reserves                                 13         --         --
     Changes in estimated development costs                  (7)        11        (26)
     Development costs incurred during current period         7         19         14
     Net changes in Argentine taxes                         (63)        43        (12)
     Accretion of discount                                   15         26         21
     Timing of future production and other                   (3)        18         27
                                                          -----      -----      -----

     Net increase (decrease) in standardized measure      $  61      $ (68)     $  31
                                                          =====      =====      =====

DRILLING ACTIVITY

During 2002, the Company participated in the drilling of 16 gross wells, 8 net wells (4 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). During 2001, the Company participated in the drilling of 19 gross wells, 8 net wells (4 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). During 2000, the Company participated in the drilling of 17 gross wells, 7 net wells (3 pertaining to the Company's consolidated interests, 4 to its equity interest in Petrolera). Of the 52 gross wells drilled, 23 net wells (11 pertaining to the Company's consolidated interests, 12 to its equity interest in Petrolera) over the three year period, all were development wells except 1 exploration well in Entre Lomas in which the Company has direct and indirect interests totaling 51.69 percent, and 2 exploration wells in Acambuco in which the Company has a 1.5 percent interest. All wells drilled over the three-year period were productive.

                               APCO ARGENTINA INC.

WELL COUNT AND ACREAGE

The total gross and net well count from all acreage in which the Company has an interest is as follows:

For the year ended December 31, 2002

                                                            Equity
                                            Consolidated   Interest
                                   Gross     Interests     Petrolera      Total
                                   -----    ------------   ---------      -----
     Oil                            303          68            85          153
     Gas                             26           5             6           11
     Injection or water             135          31            39           70
     Inactive or abandoned           82          24            14           38
                                    ---         ---           ---          ---

        Total                       546         128           144          272
                                    ===         ===           ===          ===

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
                                    ===          ===          ===          ===

The Company currently holds interest in three concessions with a total surface area of 569,144 acres, 140,609 acres net to the Company (87,970 acres pertaining to its consolidated interests, 52,639 to its equity interest in Petrolera). Developed acreage in the three concessions totals 51,412 acres, 21,172 acres net to the Company (9,510 acres pertaining to its consolidated interest, 11,662 acres to its equity interest in Petrolera). Undeveloped acreage in the three concessions totals 517,732 acres, 119,437 acres net to the Company (78,460 acres pertaining to its consolidated interests, 40,977 acres to its equity interest in Petrolera).

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

Total capitalized costs related to oil and gas producing activities for the Company's consolidated interests are as follows:

                                            (Thousands of U.S. Dollars)
                                            ---------------------------
                                              2002               2001
                                            --------           --------
     Unproved                               $    892           $    892
     Proved oil and gas properties            60,351             57,087
     Accumulated depreciation
       depletion and amortization            (30,882)           (28,028)
                                            --------           --------

     Net capitalized costs                  $ 30,361           $ 29,951
                                            ========           ========

                               APCO ARGENTINA INC.

Total capitalized costs related to oil and gas producing activities for the Company's equity interst in Petrolera is as follows:

                                            (Thousands of U.S. Dollars)
                                            ---------------------------
                                              2002               2001
                                            --------           --------
     Unproved                               $     --           $     --
     Proved oil and gas properties            69,269             56,116
     Accumulated depreciation
       depletion and amortization            (33,972)           (26,545)
                                            --------           --------

     Net capitalized costs                  $ 35,297           $ 29,571
                                            ========           ========

                               APCO ARGENTINA INC.

VOLUME, PRICE AND COST STATISTICS

The following table shows total sales volumes of crude oil and condensate and natural gas and average sales prices and production costs for the last three years.


                                                      2002          2001          2000
                                                    ---------     ---------     ---------
   Volumes consolidated interests

     Crude Oil and Condensate (bbls)                  789,415       849,352       869,169
     Gas (mcf)                                      2,811,544     2,900,743     2,890,789
     LPG (tons)                                         4,980         4,530         3,372

   Volumes equity interest in Petrolera

     Crude Oil and Condensate (bbls)                  867,951       906,339       931,144
     Gas (mcf)                                      2,461,455     2,879,789     3,096,915
     LPG (tons)                                         5,607         4,853         3,613

   Total volumes

     Crude Oil and Condensate (bbls)                1,657,366     1,755,691     1,800,313
     Gas (mcf)                                      5,272,999     5,780,532     5,987,704
     LPG (tons)                                        10,587         9,383         6,985

   Average Sales Prices (in U.S. Dollars)

     Oil (per bbl)                                  $   23.04     $   24.20     $   29.41
     Gas (per mcf)                                        .42          1.28          1.35
     LPG (per ton)                                     160.80        250.29        247.27

   Average Production Costs (in U.S. Dollars)

     Oil (per bbl)                                  $    8.12     $   10.58     $    8.54
     Gas (per mcf)                                        .25           .30           .26
     LPG (per ton)                                      20.58         53.05         70.52

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax, which is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, the Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, including the costs of remedial well workovers and depreciation of property and equipment. The per unit cost of depreciation included in average production cost for oil and gas is $3.93 and $.19, respectively.

                               APCO ARGENTINA INC.

COSTS INCURRED IN ACQUISITIONS, EXPLORATION, AND DEVELOPMENT

The following table details total expenditures for acquisitions, exploration, and development made by the Company during the current and two previous years.


                                                     (Millions of U.S. Dollars)
                                               -------------------------------------
                                                                Equity
                                               Consolidated    Interest
                                                 Interest      Petrolera       Total
                                               ------------    ---------       -----
     For the year ended December 31, 2002

       Acquisition                                 $ --          $  7          $  7
       Exploration                                   --            --            --
       Development                                    3             3             6
       Workovers                                      1             1             2
                                                   ----          ----          ----

       Total                                       $  4          $ 11          $ 15
                                                   ====          ====          ====

     For the year ended December 31, 2001

       Exploration                                 $  1          $  1          $  2
       Development                                    6             5            11
       Workovers                                      2             2             4
                                                   ----          ----          ----

       Total                                       $  9          $  8          $ 17
                                                   ====          ====          ====

     For the year ended December 31, 2000

       Exploration                                 $  2          $ --          $  2
       Development                                    7             7            14
       Workovers                                      1             1             2
                                                   ----          ----          ----

       Total                                       $ 10          $  8          $ 18
                                                   ====          ====          ====

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 3, 2002, the Company advised Arthur Andersen LLP that it would no longer engage the firm as its independent auditors beginning with the quarter ended June 30, 2002. The Company selected Ernst & Young LLP to serve as the Company's new independent auditors effective the same quarter. For additional information, see the company's report on Form 8-K dated July 3, 2002 (as amended by the Form 8-K/A filed on July 18, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Articles of Association provide for a Board of Directors of not less than three and not more than nine persons. The Articles of Association also provide that at each Annual General Meeting of shareholders one-third of the Directors, or if their number is not three or a multiple of three, then the number nearest one-third, shall retire from office. The Directors to retire in every year are those who have been longest in office since their last election and retiring Directors are eligible to be re-elected as Directors. Between persons who become Directors on the same day those to retire are determined by lot unless they otherwise agree among themselves as to who will retire. Directors appointed by the Board of Directors to fill a vacancy or as an addition to the existing Directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the Directors who are to retire by rotation as described above. Messrs. Keith E. Bailey, Ralph A. Hill, Bryan K. Guderian, Piero Ruffinengo, and John H. Williams were last elected as Directors of the Company at the Annual General Meeting of shareholders held in 2002. The number of directors constituting the total number of members is currently fixed at seven and if this number remains the same by the next Annual General Meeting of Shareholders, the terms of Messrs. Randall L. Barnard and Robert J. LaFortune will expire at such meeting. Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

The following table sets forth certain information with respect to the Company's executive officers and members of Board of Directors.

           NAME             AGE                          POSITION
           ----             ---                          --------
    Ralph A. Hill            43    Chairman of the Board and Chief Executive Officer, Director
    Landy L. Fullmer         50    Chief Financial Officer
    Thomas Bueno             51    President, Chief Operating Officer, General Manager,
                                   Controller, and Chief Accounting Officer
    Randall L. Barnard       45    Director
    John H. Williams         84    Director
    Robert J. LaFortune      76    Director
    Keith E. Bailey          60    Director
    Piero Ruffinengo         58    Director
    Bryan K. Guderian        43    Director

BUSINESS EXPERIENCE

Mr. Hill has served as a Director of the Company, Chairman of the Board of Directors, and Chief Executive Officer since April 2002. Since 1998, Mr. Hill has also served as Senior Vice President and general manager of several subsidiaries in the petroleum services and exploration and production units of Williams. He has also held various management positions with the Williams Energy Services business unit of Williams since 1993.

Mr. Fullmer has served as the Company's Chief Financial Officer since March 10, 2003. Since 1996, he has served as the director of accounting for Williams' Exploration and Production unit.

Mr. Bueno has served as President and Chief Operating Officer of the Company since April 2002, and General Manager, Controller, and Chief Accounting Officer since 1991. He served as Director of the Company from 1998 to April 2002. Mr. Bueno has been employed by Williams since 1984 and has held various positions with the Company since 1985. He is also a director of Petrolera.

Mr. Barnard has been a Director of the Company since 2001. He currently serves as Vice President - Operations of Williams' Gas Pipeline unit. He has served as President and General Manager of Williams International Company, a subsidiary of Williams that develops, builds, manages and invests in international physical energy assets, since September 2000 and is a director of Petrolera. He served as Chairman of the Board, Chief Executive Officer, and President of the Company from August 2001 to April 2002, Venezuelan Country Manager for Williams International Company, a subsidiary of Williams, from 1997 through September 2000, and the Managing Director of Business Development for Latin America for Williams International Company, from 1996 to 1997.

Mr. Williams has been a director of the Company since 1992. Mr. Williams is engaged in personal investments and has been for more than five years. He was Chairman of the Board and Chief Executive Officer of Williams prior to retiring in 1978. Mr. Williams is a director of Unit Corporation, Willbros Group, Inc. and Petrolera. Mr. Williams is retired and the time he devotes to the business of the Company is limited to the time required to perform his duties as a Director of the Company and a member of the Audit Committee of the Board of Directors.

Mr. LaFortune has served as a Director of the Company since 1998 and is a member of the Audit Committee of the Board of Directors. He is self-employed and manages personal investments. Mr. LaFortune is also a director of the Bank of Oklahoma Financial Corporation. He is the former Mayor of the city of Tulsa and served as a Director of Williams from 1978 to 1999.

Mr. Bailey has served as a Director of the Company since May 2002. He has served as a director of AEGIS Insurance Services Inc. since 2001. Mr. Bailey served as Chairman of the Board of Directors and Chief Executive Officer of Williams from 1994 to 2002. He also served as President of Williams from 1992 to 1994 and as Executive Vice President of Williams from 1986 to 1992.

Mr. Ruffinengo has served as a Director of the Company since April 2002 and is a member of the Audit Committee of the Board of Directors. Mr. Ruffinengo has been engaged in the private practice of law in Salt Lake City, Utah since 1984. He served the Company as a consultant from 1984 through 1999. Since April 2002, Mr. Ruffinengo has served as a Director of Petrolera Perez Companc S.A., having previously served as a Director from the early 1970's through 1999.

Mr. Guderian has served as a Director of the Company since April 2002. He has also served as Vice President of Williams' Exploration and Production unit since 1997.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who beneficially own more than ten percent of the Company's stock to file certain reports with the SEC and Nasdaq concerning their beneficial ownership of the Company's equity securities. The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to the Company by the directors, executive officers, and greater than ten percent stockholders. Based on a review of the copies of such forms and amendments thereto and representations from reporting persons that no Form 5 was required with respect to 2002, we have determined that, due to an administrative oversight, one report on Form 3 required by Section 16(a) for each of Messrs. Bailey, Guderian, Hill, Ruffinengo, and Phillip D. Wright was not filed on a timely basis. At no time did these persons hold securities of the Company other than directors' qualifying shares nor did they engage in any other transactions with the Company's securities. We are not aware of any failures to file a form.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The Company is dependent on Williams as it relates to its executive officers and its executive officers are employees of Williams. The Company has not paid any salary, bonus, or other compensation to the Company's officers or Directors who are employees of Williams. Williams directly charges the Company for the salary and other compensation costs of Mr. Bueno, an accountant and his administrative assistant based on an allocation of time dedicated to the affairs of the Company. To date, amounts charged to the Company for Mr. Bueno's salary and bonus have been less than $100,000 in each fiscal year. The Company also pays Williams a fee for general and administrative expenses, management services (which includes the services of the Company's executive officers and directors who are employees of Williams), overhead, rent, and purchases of materials and supplies. The total amount the Company paid for such services was approximately $303,000 in 2002 and $560,000 in 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of the Company does not maintain a Compensation Committee. During 2002, no executive officer of the Company served on Williams' board of directors but in some instances an executive officer of the Company served as a director for one or more subsidiaries of Williams while an executive officer of such subsidiary served as a director of the Company. However, the executive officers of the Company during 2002 were employees of Williams and compensation decisions with respect to those persons were accordingly determined by Williams.

COMPENSATION OF DIRECTORS

Directors who are employees of Williams receive no compensation for service on the Board of Directors. Directors who are not employees of Williams receive an annual retainer of $14,000 and an additional fee for attending Board meetings of $1,000 per meeting. Additionally, Directors (other than the Chairman of the Audit Committee) who are not employees of Williams and who serve on the Audit Committee receive a fee of $1,000 for attending Audit Committee meetings. The Chairman of the Audit Committee receives a fee of $2000 for attending Audit Committee meetings. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or otherwise by reason of their being a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Except for directors' qualifying shares which may be issued to Directors, the Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company's directors and executive officers do not own, directly or beneficially, any of the Company's ordinary shares, other than directors' qualifying shares. The following table sets forth the number of ordinary shares of the Company and the percentage represented by such number of each person who is known to the Company to own beneficially five percent or more of the Company's ordinary shares as of February 28, 2003. Certain information in the table was obtained from filings made with the SEC.

NAME OF BENEFICIAL OWNER           NUMBER OF ORDINARY SHARES       PERCENT OF CLASS
------------------------           -------------------------       ----------------
The Williams Companies, Inc.            5,075,398(1)(2)                 68.96%

Williams Global Energy
(Cayman) Limited                        5,075,398(2)                    68.96%

Lehman Brothers  Holdings Inc.            584,537(3)                     7.94%


(1) Includes 5,075,398 Ordinary Shares held of record by Williams Global Energy (Cayman) Limited.

(2) Williams Global Energy (Cayman) Limited ("Williams Global Energy") is an indirect wholly-owned subsidiary of Williams International Company, which is a direct wholly-owned subsidiary of The Williams Companies, Inc ("Williams"). As a result, Williams may be deemed to be the beneficial owner of the shares held by Williams Global Energy under the rules and regulations of the SEC. The address of both of these companies is One Williams Center, Tulsa, Oklahoma 74172.

(3) A filing with the SEC dated February 14, 2003 indicates that Lehman Brothers Holdings Inc. ("Holdings") and Lehman Brothers Inc. ("LBI") beneficially hold these shares. The filing further indicates that LBI, a subsidiary of Holdings, is the owner of record of the shares and Holdings may be deemed to be the beneficial owner of the shares held by LBI under the rules and regulations of the SEC. The address of LBI and Holdings is 745 Seventh Avenue, New York, New York 10019.

The following table sets forth, as of February 28, 2003, the number of shares of Common Stock of The Williams Companies, Inc., beneficially owned by each of the Company's directors and executive officers serving at the end of the last fiscal year and by all such directors and executive officers as a group.

     Name of Individual or Group                 Shares of Common Stock     Percent of Class
     ---------------------------                 ----------------------     ----------------
     Keith E. Bailey                                  2,085,480(1)(2)               *

     Randall L. Barnard                                  78,414(2)                  *

     Thomas Bueno                                        47,093(2)                  *

     Bryan K. Guderian                                   69,828(2)                  *

     Ralph A. Hill                                      227,475(2)                  *

     Robert J. LaFortune                                 73,192(1)(2)               *

     Jack D. McCarthy                                   528,127(2)                  *

     Piero Ruffinengo                                         0                     *

     John H. Williams                                   971,562(1)                  *

     All directors and executive officers as
     a group (9 persons)                              4,081,171(1)(2)               *

* Less than one percent.

(1) Includes shares held in trust as follows: Mr. Bailey, 27,800 shares, Mr. LaFortune, 55,346, and Mr. Williams, 970,860. Each individual has voting and investment power over such shares.

(2) Includes shares which represent stock options granted under the Williams' stock option plans and/or deferred compensation granted pursuant to the terms of Williams' incentive and investment plans. These stock options and/or deferred compensation are exercisable or subject to the right of conversion within 60 days and deemed to be beneficially owned by the following individuals pursuant to the rules and regulations of the SEC: Mr. Bailey, 381,243; Mr. Barnard, 59,417: Mr. Bueno 33,652; Mr. LaFortune, 15,255; Mr. McCarthy, 266,282; Mr.
Hill, 197,356; and Mr. Guderian, 56,844. The shares subject to option or conversion cannot be voted or invested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related-party transactions are disclosed elsewhere herein in Notes 1 and 6 to the Notes to Consolidated Financial Statements

ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act) was performed within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls since the certifying officers' most recent evaluation of those controls.

We have furnished as a correspondence filing to the SEC the certifications of this report by the Company's Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 AND 2

Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8. All schedules have been omitted as the required information has been included in the consolidated financial statements and notes thereto, or because the schedules are not applicable or required.

(a) 3 AND (c)

The exhibits listed below are filed as part of this annual report.

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------
    *(3)     - Memorandum of Association of Apco Argentina Inc. as amended
               August 20,1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No.
               0-8933 dated April 30, 1981.

    *(3)     - Articles of Association of Apco Argentina Inc. as filed with Form
               14(Registration No. 2-6354), dated March 16, 1979.

    *(10)    - Agreement dated April 23, 1981, among the Company and Bridas
               S.A.P.I.C., with respect to the Acambuco project, Salta province,
               Argentina, as filed with Form 10-K, No. 0-8933, dated April 14,
               1982.

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------
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

   EXHIBIT
   NUMBER                               DESCRIPTION
   ------                               -----------
    (10)     - Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated
               October 23, 2002 relating to the purchase by the Company of
               27,700 shares of Petrolera Perez Companc S.A.

    (10)     - Share purchase agreement by and among the shareholders of Fimaipu
               S.A. and Apco Argentina Inc. dated December 5, 2002 relating to the purchase by the Company of all of the shares of Fimaipu S. A.

    (23)     - Consent of Independent Reserve Engineer

    (24)     - Power of attorney together with certified resolution.

    * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

(c) REPORTS ON FORM 8-K

On November 5, 2002, the Company furnished a report on 8-K under Item 9 and furnished as an exhibit a press release announcing the Company's purchase of 27,700 additional shares of Petrolera Perez Companc S.A. from the Perez Companc family.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       APCO ARGENTINA INC.
                                          (Registrant)

Dated: March 28, 2003                  By: /s/ Thomas Bueno
                                           --------------------------------
                                           Thomas Bueno
                                           Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ *Ralph A. Hill                                     March 28, 2003
-------------------------------------------
Ralph A. Hill, Chief Executive Officer
      and Chairman of the Board

/s/ *Landy L. Fullmer                                  March 28, 2003
-------------------------------------------
Landy L. Fullmer, Chief Financial Officer

/s/ Thomas Bueno                                       March 28, 2003
-------------------------------------------
Thomas Bueno, President, Chief Operating
      Officer, General Manager, Controller,
      and Chief Accounting Officer

/s/ *Keith E. Bailey                                   March 28, 2003
-------------------------------------------
Keith E. Bailey, Director

/s/ *Randall L. Barnard                                March 28, 2003
-------------------------------------------
Randall L. Barnard, Director

/s/ *Robert J. LaFortune                               March 28, 2003
-------------------------------------------
Robert J. LaFortune, Director

/s/ *Bryan K. Guderian                                 March 28, 2003
-------------------------------------------
Bryan K. Guderian, Director

/s/ *Piero Ruffinengo                                  March 28, 2003
-------------------------------------------
Piero Ruffinengo, Director

/s/ *John H. Williams                                  March 28, 2003
-------------------------------------------
John H. Williams, Director

*By: /s/ Thomas Bueno                                  March 28, 2003
     --------------------------------------
     Thomas Bueno, Attorney-in-Fact

                                 CERTIFICATIONS

         I, Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Apco Argentina Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                   /s/ Ralph A. Hill
                                       -----------------------------------
                                           Ralph A. Hill
                                           Chief Executive Officer

         I, Landy L. Fullmer, Chief Financial Officer of Apco Argentina Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Apco Argentina Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                   /s/ Landy L. Fullmer
                                       --------------------------------------
                                           Landy L. Fullmer
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                                   DESCRIPTION
 ------                                   -----------
  *(3)     -   Memorandum of Association of Apco Argentina Inc. as amended
               August 20,1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No.
               0-8933 dated April 30, 1981.

  *(3)     -   Articles of Association of Apco Argentina Inc. as filed with Form
               14(Registration No. 2-6354), dated March 16, 1979.

  *(10)    -   Agreement dated April 23, 1981, among the Company and Bridas
               S.A.P.I.C., with respect to the Acambuco project, Salta province,
               Argentina, as filed with Form 10-K, No. 0-8933, dated April 14,
               1982.

  *(10)    -   Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the "Entre
               Lomas" area, Contract Number 12,507 as filed with Form S-1,
               Registration No. 2-62187 dated September 26, 1978.

  *(10)    -   Translation dated November 18, 1970, of agreement dated March 13,
               1968, between Perez Companc and YPF as filed with Form S-1,
               Registration No. 2-62187 dated September 26, 1978.

  *(10)    -   Joint Venture Agreement dated April 1, 1968, among Apco Oil
               Corporation, Perez Companc and Petrolera as filed with Form S-1,
               Registration No. 2-62187 dated September 26, 1978.

  *(10)    -   Joint Venture Agreement dated February 29, 1972, among the
               Company, Perez Companc and Petrolera as filed with Form S-1,
               Registration No. 2-62187 dated September 26, 1978.

  *(10)    -   Joint Venture Agreement dated March 23, 1977, among the Company,
               Perez Companc and Petrolera as filed with Form S-1, Registration
               No. 2-62187 dated September 26, 1978.

  *(10)    -   Contract dated December 1977 amending the March 13, 1968
               Agreement between Perez Companc and YPF as filed with Form S-1,
               Registration No. 2-62187 dated September 26, 1978.

  *(10)    -   Memorandum of Agreement dated August 16, 1979, among the Company,
               Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

  *(10)    -   Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

 EXHIBIT
 NUMBER                                   DESCRIPTION
 ------                                   -----------
  *(10)    -   CONTRACT FOR THE EXPLORATION, EXPLOITATION AND DEVELOPMENT OF THE
               "ENTRE LOMAS" AREA, dated July 8, 1982 between Yacimientos
               Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez
               Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

  *(10)    -   ADDITIONAL CLAUSE NUMBER 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968 and attached translation as filed with
               Form 10-K, No. 0-8933, dated April 11, 1988.

  *(10)    -   Agreement between the Joint Committee created by the Ministry of
               Public Works and Services and the Ministry of Energy, YPF and
               Petrolera Perez Companc S.A. dated December 26, 1990,
               constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507.

  (10)     -   Share purchase agreement by and among Ms. Maria Carmen Sundblao de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated
               October 23, 2002 relating to the purchase by the Company of
               27,700 shares of Petrolera Perez Companc S.A.

  (10)     -   Share purchase agreement by and among the shareholders of Fimaipu
               S.A. and Apco Argentina Inc. dated December 5, 2002 relating to the purchase by the Company of all of the shares of Fimaipu S. A.

  (23)     -   Consent of Independent Reserve Engineer

  (24)     -   Power of attorney together with certified resolution.

  * Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.