Form 10-Q
period 2003-03-31
APCO ARGENTINA INC/NEW
filed 2003-05-14
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

     ONE WILLIAMS CENTER, 26TH FLOOR
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

                                    YES [X] NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                    YES [ ] NO [X]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

                  CLASS                           OUTSTANDING AT APRIL 30, 2003
     ORDINARY SHARES, $.01 PAR VALUE                    7,360,311 SHARES

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                              Page No.
                                                                              --------
PART I.    FINANCIAL INFORMATION:

           ITEM 1.  FINANCIAL STATEMENTS

                     Consolidated Balance Sheets - March 31, 2003 and
                        December 31, 2002                                        3

                     Consolidated Statements of Operations - Three
                        Months Ended March 31, 2003 and 2002                     4

                     Consolidated Statements of Cash Flows - Three Months
                        Ended March 31, 2003 and 2002                            6

                     Notes to Consolidated Financial Statements                  7

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                     11

            ITEM 3.  QUANTITATIVE AND QUALITATIVE                               17
                        DISCLOSURE ABOUT MARKET RISKS

            ITEM 4.  CONTROLS AND PROCEDURES                                    18

PART II.    OTHER INFORMATION

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K                         19

Portions of this document may constitute forward-looking statements as defined by federal law. Although Apco Argentina Inc. believes any such statements are based on reasonable assumptions; there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the section Apco Argentina Inc.'s annual report on Form 10-K.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Share and Per Share Amounts)     March 31,    December 31,
                                                                2003          2002
                                                              --------      --------
ASSETS                                                       (Unaudited)
------
Current Assets:
     Cash and cash equivalents                                $ 16,418      $ 15,065
     Accounts receivable                                         2,791         2,223
     Inventory                                                     342           310
     Other current assets                                          133           144
                                                              --------      --------

       Total Current Assets                                     19,684        17,742
                                                              --------      --------
Property and Equipment:
     Cost, successful efforts method of accounting              62,233        61,613
     Accumulated depreciation, depletion and amortization      (32,506)      (31,494)
                                                              --------      --------

                                                                29,727        30,119
                                                              --------      --------
Argentine investments, equity method                            39,321        36,809
Other assets                                                       973         1,052
                                                              --------      --------

                                                              $ 89,705      $ 85,722
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable                                         $  1,123      $    917
     Affiliate payable                                             154           220
     Accrued liabilities                                           928           710
     Argentine taxes payable                                     4,407         3,116
     Dividends payable                                           1,196         1,196
                                                              --------      --------

       Total Current Liabilities                                 7,808         6,159
                                                              --------      --------

Long-term liabilities                                              833           581
Deferred Argentine income taxes                                    311           269

Stockholders' Equity:
     Ordinary shares, par value $.01 per share;
       15,000,000 shares authorized;
        7,360,311 shares outstanding                                74            74
     Additional paid-in capital                                  9,326         9,326
     Accumulated other comprehensive income                       (235)           --
     Retained earnings                                          71,588        69,313
                                                              --------      --------

        Total Stockholders' Equity                              80,753        78,713
                                                              --------      --------

                                                              $ 89,705      $ 85,722
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(Amounts in Thousands Except Per Share)                                        Three Months Ended
                                                                                    March 31,
                                                                               -------------------
                                                                                 2003       2002*
                                                                               -------     -------
REVENUES:

     Operating revenue                                                         $ 6,632     $ 4,551
     Equity income (loss) from Argentine investments                             2,333        (282)
     Financial and other revenues                                                   24          51
                                                                               -------     -------

                                                                                 8,989       4,320
                                                                               -------     -------

COSTS AND EXPENSES:

     Operating expense                                                           1,072         683
     Provincial production taxes                                                   612         427
     Transportation and storage                                                     95          89
     Selling and administrative                                                    615         310
     Depreciation, depletion and amortization                                    1,002         973
     Argentine taxes other than income                                             645          82
     Foreign exchange losses                                                       331       1,100
     Other expense, net                                                             50         201
                                                                               -------     -------

                                                                                 4,422       3,865
                                                                               -------     -------

     Income (loss) before Argentine income taxes and cumulative effect           4,567         455
     of change in accounting principle

     Argentine income taxes                                                      1,096         772
                                                                               -------     -------

     Income (loss) before cumulative effect of change in accounting principle    3,471        (317)


     Cumulative effect of change in accounting principle, net of Argentine
     income taxes of $583                                                           --       2,378
                                                                               -------     -------


NET INCOME                                                                     $ 3,471     $ 2,061
                                                                               =======     =======

*  Restated to reflect the cumulative effect described in Note 7.

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                   (UNAUDITED)

(Amounts in Thousands Except Per Share)                    Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2003          2002
                                                        ---------     ---------
NET INCOME                                              $   3,471     $   2,061
                                                        =========     =========

Earnings per ordinary share - basic and diluted
     income (loss) before cumulative effect of
     change in accounting principle                     $    0.47     $   (0.04)

     Cumulative effect of change in
     accounting principle
                                                               --           .32
                                                        ---------     ---------

     NET INCOME                                         $    0.47     $    0.26
                                                        =========     =========

Average ordinary shares outstanding -
    basic and diluted                                       7,360         7,360
                                                        =========     =========


 The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands, Except Per Share)                          Three Months Ended
                                                                       March 31
                                                                ----------------------
CASH FLOW FROM OPERATING ACTIVITIES:                              2003          2002
                                                                --------      --------
   Net income                                                   $  3,471      $  2,061
   Adjustments to reconcile to net cash
     provided (used) by operating activities:
       Equity (income) loss from Argentine investment             (2,333)          282
       Dividends from investments                                  1,632            --
       Deferred income tax                                             7          (980)
       Cumulative effect of change in accounting principle            --        (2,378)
       Depreciation, depletion and amortization                    1,002           973
       Changes in accounts receivable                               (568)         (739)
       Changes in inventory                                          (32)          263
       Changes in other current assets                                11            26
       Changes in accounts payable                                   206        (1,520)
       Changes in affiliate payable                                  (66)           --
       Changes in accrued liabilities                              1,509           661
       Changes in other assets, other liabilities and other          140         1,212
                                                                --------      --------

   Net cash provided (used) by operating activities                4,979          (139)

CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures                                         (619)         (186)
       Purchase of investments                                    (1,811)           --
                                                                --------      --------
   Net cash used in investing activities                          (2,430)         (186)

CASH FLOW FROM FINANCING ACTIVITIES:
   Dividends paid ($0.1625/share)                                 (1,196)       (1,196)
                                                                --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            1,353        (1,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD              15,065        16,048
                                                                --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                  $ 16,418      $ 14,527
                                                                ========      ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for Argentine income taxes       $    240      $     --
                                                                ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)   GENERAL

      The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K.

      In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 2003 and 2002. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

      The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the three-month periods ended March 31, 2003 and 2002, the Company did not record any impairment expense as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

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

(5)   INCOME TAXES

      As described in Note 8 of Notes to Consolidated Financial Statements included in the Company's 2002 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of Operations as Argentine income taxes.

      The effective income tax rate reflected in the Consolidated Statement of Operations differs from Argentina's statutory rate of 35% because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company's consolidated effective rate and the statutory rate of 35% are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company's cash and cash equivalents deposited in its Cayman Island banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from the Company's investment in Petrolera that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible Argentina.

      Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities, if any.

(6)   INVESTMENT IN PETROLERA PEREZ COMPANC S. A.

      The Company uses the equity method to account for its investment in Petrolera Perez Companc S. A., a non-public Argentine corporation. In January 2003, the Company acquired an additional 1.58 percent of Petrolera for $ 1.8 million and increased it's ownership to 40.8 percent.

      Under the equity method of accounting, the Company's share of Petrolera's net income (loss) is reflected as an increase (decrease) in its investment in Petrolera and is also recorded as equity income (loss) from Argentine investments. Dividends from Petrolera are recorded as a reduction of the investment.

(7)   IMPLEMENTATION OF SFAS 143

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 is required to be adopted by companies for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company elected to adopt SFAS 143 in connection with the preparation of its June 30, 2002 financial statements. The adoption was retroactive to January 1, 2002. Accordingly, the financial statements presented herein for the three months ended March 31, 2002 have been restated to reflect the effect of adoption.

      As part of the adoption of SFAS 143, an engineering analysis was obtained which projects that through 2016, the last year of the Entre Lomas concession's term, the joint venture partners would be required to plug and abandon 98 wells at an average estimated cost of $24,500 per well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 for the Company's 23% direct interest totaled $433 thousand ($441 thousand on March 31, 2002 and $475 thousand on March 31, 2003). The equity share of the estimated asset retirement obligation as of January 1, 2002, imbedded in the Company's investment in Petrolera totaled $464 thousand ($472 thousand on March 31, 2002 and $551 thousand at March 31, 2003).

      The above described asset retirement obligation is based on estimates of the number of wells expected to be abandoned in 2016, the last year of the Entre Lomas concession's term, and an estimated cost to plug and abandon a well as discussed with field service

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


      companies that would be expected to perform such services. Both estimates were provided by Petrolera's engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Also, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. The total asset retirement obligation included in the Company's Balance Sheets will also be subject to change as SFAS 143 requires the Company to take into consideration future estimates of inflation and present value factors based on the Company's credit standing. Given the current economic situation in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

      As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provision of SFAS 143, implementation of the standard resulted in a credit adjustment to income of $2.4 million, which was classified as a cumulative effect of change in accounting principle and is reflected as such in the consolidated statement of operations for 2002.

(8)   COMPREHENSIVE INCOME

      Comprehensive income is as follows:

                                                       Three months ended
                                                             March 31,
                                                       --------------------
(Amounts in thousands)                                  2003          2002
                                                       ------        ------
Net income                                             $3,471        $2,061

Other comprehensive loss:
  Minimum pension liability adjustment                   (361)           --
                                                       ------        ------
Other comprehensive loss before Argentine
  income taxes                                           (361)           --
Income tax benefit on other comprehensive loss            126            --
                                                       ------        ------
Other comprehensive loss                                 (235)           --
                                                       ------        ------
Comprehensive income                                   $3,236        $2,061
                                                       ======        ======

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(9)   SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

      The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the three month periods ended March 31, 2003 and 2002 are as follows:

                                                               March 31,
                                                       ------------------------
                                                        2003             2002
                                                       --------        --------
                                                   (In U.S. $000's, Argentine GAAP)
Revenues                                               $ 20,417        $ 12,983
                                                       --------        --------
Operating expenses                                        3,477           2,250
Provincial production tax                                 1,917           1,327
Transportation and selling                                  447             308
Depreciation                                              2,493           2,826
Other (income) expense - net                                (70)            588
Argentine taxes                                           5,089           3,373
Foreign exchange losses                                   1,259           3,870
                                                       --------        --------
Total expenses                                           14,612          14,542
                                                       --------        --------
Net income (loss)                                      $  5,805        $ (1,559)
                                                       ========        ========

Reconciliation of net income (loss) to U.S. GAAP:

  Apco share of net income under Argentine
    GAAP                                               $  2,361        $   (525)
  Differences in depreciation                               (99)           (109)
  Retirement obligation adjustments                          --             (10)
  Deferred income tax effects                                71              19
  Amortization of basis difference                           --              27
  Foreign exchange loss effects                              --             316
                                                       --------        --------
  Apco equity income (loss) under U.S. GAAP            $  2,333        $   (282)
                                                       ========        ========


Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 for a description of the impact recent economic events have had on Petrolera. Because Petrolera's sole business is its interest and operatorship of the Entre Lomas concession the description of how these events impact the Company serves to explain the impact on Petrolera. During the first quarter 2003, Petrolera began recording retirement obligation adjustments. Accordingly, retirement obligation adjustments are no longer a reconciling item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion explains the significant factors that have affected the Company's financial condition and results of operations during the periods covered by this report.

      FINANCIAL CONDITION

      Internally generated cash flow from the Company's interests in the Entre Lomas joint venture is the Company's primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina's economy, the Entre Lomas operation has had the ability to finance the Company's development and exploration expenditures with internally generated cash flow and generate excess cash flow for the Company. The past fifteen months certainly classifies as a turbulent period for Argentina's economy. The year 2002 tested both the profitability and cash generating ability of the Company's Argentine operations. It bears repeating here that, in spite of Argentina's economic crisis, in 2002, the Company generated net cash provided by operating activities of $14 million that included dividends received from its investment in Petrolera Perez Companc S.A. ("Petrolera") totaling $6.4 million.

      During the three months ended March 31, 2003, the Company generated net cash provided by operating activities of $5 million that included dividends received from Petrolera of $1.6 million.

      Reference is made to the section "Argentine Economic and Political Environment" for a description of Argentina's economic crisis. However, since the third quarter of 2002, although Argentina has made little progress toward solving the root causes of its economic problems, its economy, by two of the most visible measures, seems to be emitting signs of stabilization. Since September 30, 2002, when the peso to US dollar exchange rate was 3.74:1, the Argentine peso has regained value vis-a-vis the US dollar and by March 31, 2003 the exchange rate was 2.98:1. In addition, inflation, which surged after Argentina abandoned the convertibility plan at the start of 2002, has slowed to an annual rate of 10 percent in the first quarter of 2003.

      The improvement in these two measures is not evidence that Argentina has solved its economic troubles, but rather, they may be signs, in particular with respect to the value of the peso, that possibly currency markets over reacted by driving the value of the peso down by almost 75 percent during the first nine months of 2002. Progress still needs to be made in three important areas of the economy. Argentina's sovereign debt remains in default with only modest progress having been made in negotiations between the government and the International Monetary Fund. The country's economy is barely coming out of its four year long recession, and unemployment is still at historic proportions.

      Nevertheless, the operating environment in which the Company operates improved as 2002 came to a close and during the first three months of 2003.

      OIL PRICES

      World oil prices gradually improved throughout 2002, increasing quite sharply during the fourth quarter of 2002 and the first three months of 2003, primarily the result of a national oil strike in Venezuela, civil unrest in Nigeria, and the threat of war in Iraq that resulted in oil price speculation. In spite of a specific price limitation imposed by the Argentine government during the first quarter of 2003 that is described in the following paragraph, world oil market conditions resulted in much improved oil sales prices for the Company during the period.

      As reflected in the table of sales prices and production costs on page 16, the average per barrel crude oil sales price for the current quarter averaged $30.75 as compared with $17.52 for oil sold during the comparable quarter in 2002.

      In January 2003, due to the rapid increase in world oil prices and the Argentine government's desire to maintain stability in domestic fuel prices, the Argentine government requested that crude oil producers and refiners agree to cap amounts payable for domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference between the actual price of West Texas Intermediate ("WTI"), the reference price used to determine the Company's oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate of 7 percent. This agreement that was originally scheduled to expire on March 31, 2003, was recently extended through May 31, 2003. During the first quarter of 2003, the Company's cumulative sales resulting from actual prices exceeding the price cap totaled $560 thousand.

      The Company continues to export a significant amount of its crude oil to Brazil. During the quarter, export sales as a percentage of overall oil sales totaled 41 percent. Exports are not affected by the $28.50 price cap, however, they are subject to the 16.67 percent tax on oil exports implemented by the Argentine government on April 1, 2002. During the current quarter, the Company paid $525 thousand of export taxes.

      NATURAL GAS PRICES

      The Company's gas is sold to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, the Company's natural gas prices have decreased significantly since the end of 2001 due to the pesofication of contracts required by that law. In addition, since gas contracts were converted to pesos, the Argentine government has not permitted natural gas prices at the wellhead to increase.

      As reflected in the table of sales prices and production costs on page 16, the Company's average natural gas sales price per thousand cubic foot ("mcf") for the current quarter averaged $.36 as compared with $.54 for natural gas sold during the comparable quarter in 2002.

      The price of natural gas in Argentina may improve over time as drilling for gas in Argentina declines in response to these unfavorable prices and the supply of gas in the country begins to decline. Indeed, the Company, as have many other natural gas producers in Argentina, has suspended gas development activities until market conditions improve.

      CAPITAL PROGRAM UNDERWAY

      The Company's capital program for 2003 will continue development efforts in all producing fields in the Entre Lomas concession. This year's Entre Lomas investment program provides for the drilling of 10 wells, or 6 less than were drilled in 2002, partly to provide the cash needed for the Company to fund a substantial Argentine income tax payment of $3.5 million that was paid on May 7, 2003. So far during the first quarter, the Company has participated in the drilling of 4 wells in the Entre Lomas concession, of which 1 was put on production by the end of the quarter, and the other 3 are in various stages of drilling and completion. All wells are expected to be productive. As described previously, gas development efforts in Entre Lomas have been suspended until the gas price environment in Argentina improves.

      No gas development expenditures are scheduled in 2003 in the Acambuco concession. However, as a result of the successful reactivation in 2002 of oil production from the Tupambi formation in the old San Pedro oil field, the Acambuco partners plan to workover 5 more wells in this field and drill a well targeting the Tupambi formation in the Macueta structure in the northern part of the concession.

      For the three months ended March 31, 2003, the Company's capital investments totaled $2.4 million that includes $1.8 million for the Company's purchase of Fimaipu S.A. described in the following paragraphs.

      GROWTH OPPORTUNITIES

      In the previous 15 months, the Company deployed cash resources to purchase additional interests in the Entre Lomas concession. In October 2002, the Company paid $6.9 million to acquire an additional 5.54 percent of the outstanding shares of Petrolera, the operator of the Entre Lomas concession and owner of a 73.15 percent interest in the Entre Lomas joint venture. Subsequently, in January 2003, the Company purchased all outstanding shares of Fimaipu S.A. for $1.8 million. Fimaipu is a private Argentine holding Company whose sole asset is ownership of 1.58 percent of the outstanding shares of Petrolera. These two purchases increased the Company's combined direct and indirect interests in the Entre Lomas joint venture to 52.85 percent.

      Also in January, 2003, the Company purchased an additional 36.82 percent interest in the Canadon Ramirez concession for a consideration of $155 thousand. The purchase increased the Company's interest in the property to
      81.82 percent.

      After increasing the Company's interest in its core asset during 2002, management continues to search for additional growth opportunities in 2003.

      CAPRICORN PERMIT

      In April 2003, the Company entered into a farm-in agreement with Netherfield Corporation ("Netherfield"), a wholly owned subsidiary of Antrim Energy Inc., a Canadian company with offices in Calgary, Alberta. The agreement entitles the Company to earn a 50 percent interest in an exploration permit granted over the Yacimiento Norte 1/B

      Block, commonly known as the Capricorn block. Capricorn block has a surface area of 8,182.87 square kilometers, or approximately 2.1 million acres located in the province of Salta in northern Argentina. The farm in requires the Company to acquire 40 square kilometers of three dimensional seismic near a recent oil discovery in an adjacent concession. This seismic is estimated to cost approximately $800 thousand, and will fulfill Netherfield's work commitment for the first exploration period pursuant to the terms of an exploration permit granted to it. At this time Netherfield holds a 100 percent interest in the exploration permit that was granted in 2001. The permit is subject to publication in Argentina's official Gazette.

      The seismic program over Capricorn Permit is expected to commence in May 2003. Seismic processing is estimated to be complete by July 2003. Thereafter the parties will evaluate the attractiveness of drilling prospects in the area over which the seismic was acquired and decide what other actions are appropriate to fully evaluate the exploration potential of the block.

      Capricorn acreage completely surrounds the Puesto Guardian concession that currently produces 900 barrels per day of oil. The El Vinalar concession, that is immediately to the east of Puesto Guardian and which is also oil productive, is bounded on three sides by Capricorn. Prospective reservoirs in Capricorn lie at depths below 3,000 meters, or 10,000 feet.

      PRESIDENTIAL ELECTIONS

      As Argentina's economy worsened throughout 2001, then President De La Rua's administration tried to implement highly unpopular economic policies in a country where unemployment had reached 20 percent. Due to a lack of both political and public support, President De La Rua was forced to resign in December 2001. Thereafter, three Presidents were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry. Finally, Eduardo Duhalde was appointed President with a plan to hold office until the next regularly scheduled Presidential elections in 2003. Throughout President Duhalde's tenure, his administration has been unable to make progress toward resolving Argentina's debt default crisis. However, in January 2003, the IMF approved a rescheduling of approximately $7 billion of debts maturing before August 2003 in order to provide the country with a stabilizing effect at least through the Presidential elections that were held on April 27, 2003.

      The Presidential elections were held as scheduled and of the several candidates that ran for office, the two receiving the highest percentage vote were Carlos Menem and Nestor Kirchner. They will move to a runoff election to be held in May. Carlos Menem previously served as President of Argentina from 1989 though 1999 and was responsible for the free market reforms that were implemented in Argentina in the early 1990's, including the convertibility plan under which the peso was tied to the dollar at an exchange rate of 1 peso to 1 US dollar, and the privatization of the country's oil and gas industry. Nestor Kirchner is the candidate supported by current President Duhalde. He has been governor of the province of Santa Cruz since 1991. As of this time, neither candidate is expected to make changes that will alter significantly Argentina's oil and gas industry and the environment in which the Company currently operates.

      RESULTS OF OPERATIONS

      During the three months ended March 31, 2003, the Company generated net income of $3.5 million compared with $2.1 million for the comparable period in 2002. Net income for the three months ended March 31, 2002 included the cumulative effect of implementing SFAS No. 143 that resulted in increasing 2002 net income by $2.4 million. Before the cumulative effect of implementing SFAS 143, for the three months ended March 31, 2002 the Company generated a net loss of $317 thousand.

      The following variance explanations will focus on net income for the three months in 2003 compared with the net loss for the three months in 2002 before the effect of implementing SFAS 143.

      Operating revenues increased by $2.1 million, or 45 percent. Higher oil revenues constituted almost the entire increase as strong oil prices prevailed throughout the entire quarter. The Company's per barrel oil sales price during the quarter averaged $30.75, compared with $17.52 in 2002.

      Foreign exchange losses decreased by $769 thousand as a result of a stabilized Argentine peso during the period compared with the significant devaluation that occurred in the first quarter of 2002.

      The improvements in operating revenues and foreign exchange losses were partially offset by the following negative variances.

      Operating expense increased by $389 thousand due to higher workover costs and other oilfield services, and compensation adjustments given to employees of Petrolera in the second half of 2002 and in the first quarter of 2003 in response to levels of inflation in the prior year. During the first quarter 2002, the peso cost of salaries, wages and oilfield services in Argentina remained unchanged due to the high level of uncertainty in Argentina's overall business environment that resulted from the onset of the economic crisis. As 2002 progressed, the cost of these items increased in response to inflation and tariff adjustments were granted to oil field service companies for work performed during the first quarter of 2002.

      Selling and administrative expenses increased by $305 thousand due to increased engineering consulting fees, higher audit expenses, greater costs of other services associated with increased regulatory compliance and related governance issues, and expenses related with the Company's pursuit of growth opportunities.

      The increase of $563 thousand in Argentine taxes other than income is entirely due to the 16.67 percent oil export tax paid by the Company during the quarter. This tax, which was new in 2002, did not take effect until the second quarter of last year.

      Provincial production taxes and Argentine income taxes increased by $185 thousand and $324 thousand. These increases are directly associated with the increases in operating revenues and income before income taxes, respectively.

      Equity income (loss) from Argentina investments increased by $2.5 million. Since equity income is comprised solely of the Company's share of Petrolera's earnings, the variance explanations in the preceding paragraphs also serve to explain this increase. Petrolera's sole business is its interest and operatorship of the Entre Lomas concession and as a result its revenues and expenses are essentially derived from the same operations as the Company's.

      The following table illustrates total sales of crude oil, condensate, natural gas and gas liquids and average sale prices and production costs for the three months ended March 31, for the years indicated.

                                                            2003          2002
                                                         ---------     ---------
      Volumes consolidated interests

      Crude oil and condensate (bbls)                      196,511       220,563
      Gas (mcf)                                            518,661       720,999
      LPG (tons)                                             1,523         1,111

      Volumes equity interest in Petrolera

      Crude oil and condensate (bbls)                      249,740       234,410
      Gas (mcf)                                            497,504       661,718
      LPG (tons)                                             1,970         1,190

      Total Volumes

      Crude oil and condensate (bbls)                      446,251       454,973
      Gas (mcf)                                          1,016,164     1,382,717
      LPG (tons)                                             3,493         2,301

      Average Sales Prices (us U.S. dollars)

      Oil (per bbl)                                      $   30.75     $   17.52
      Gas (per mcf)                                            .36           .54
      LPG (per ton)                                         261.13         84.75

      Average Production Costs (us U.S. dollars)

      Oil (per bbl)                                      $    9.30     $    7.53
      Gas (per mcf)                                            .31           .18
      LPG (per ton)                                          20.84         21.52

      Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

      Average production cost is calculated by taking into consideration all costs of production including the costs of well workovers and depreciation of property and equipment. The per unit cost of depreciation included in average oil and gas production costs are for the year 2003, $4.29 per barrel and $.22 per mcf, and for 2002, $4.37 per barrel and $.15 per mcf.

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

      Late in 2001, the country was unable to obtain additional funding from the IMF. As economic instability increased, substantial withdrawals of cash from the Argentine banking system occurred over a short period of time and the government was forced to implement monetary restrictions severely limiting the transfer of funds out of the country without the authorization of the Central Bank of the Republic of Argentina. Such unpopular measures ultimately led to the resignation of President De la Rua and his entire administration. After the resignation of President De la Rua in December 2001, there was for a few weeks a revolving door of Presidents that were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry. Eduardo Duhalde was appointed President of Argentina in January 2002 to hold office until the next regularly scheduled Presidential election in 2003.

      In January 2002, the government declared default on Argentina's $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002.

      Since taking office, President Duhalde, with the single exception of rescheduling approximately $7 billion of debt in January 2003, has been unable to obtain financial assistance from international lending agencies such as the International Monetary Fund and the World Bank and his administrations inability to make significant progress in resolving the country's economic crisis has resulted in an almost total loss of public support.

      The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002, although Argentina has made little progress toward solving the root causes of its economic problems, its economy seems to be showing signs of stabilization.

      Elections to replace Eduardo Duhalde as President of Argentina were held on April 27, 2003.

      Refer to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 16 for a description of the outcome of the elections and a discussion of a stabilization in the Argentine peso and a reduction in the level of inflation.

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

                  99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Landy L. Fullmer, Chief Financial Officer of Apco Argentina Inc.

            (b)   None

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


                                                    APCO ARGENTINA INC.
                                                 -------------------------
                                                       (Registrant)




                                             By:       /s/ Thomas Bueno
                                                -----------------------------
                                              President, Chief Operating and
                                                 Chief Accounting Officer
                                     (Duly Authorized Officer of the Registrant)




May 14, 2003

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


Date: May 14, 2003                        /s/ Ralph A. Hill
                                          -----------------------
                                          Ralph A. Hill
                                          Chief Executive Officer

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


Date: May 14, 2003                        /s/ Landy L. Fullmer
                                          -----------------------
                                          Landy L. Fullmer
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002 by Ralph A. Hill, Chief Executive
              Officer of Apco Argentina Inc.

99.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002 by Landy L. Fullmer, Chief Financial
              Officer of Apco Argentina Inc.