Form 10-K/A
period 2002-12-31
APCO ARGENTINA INC/NEW
filed 2003-06-30
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)
                For the transition period from            to
                                              -----------    -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2). Yes [ ]      No [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 28, 2002, the last business day of the second quarter 2002, was $45,698,260. This value was calculated based upon the average bid and asked prices of the registrant's stock of $20 as reported to the Company by the National Association of Securities Dealers. Since the shares of the registrant's stock trade sporadically in the over-the-counter market, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5.

As of March 1, 2003 there were outstanding 7,360,311 shares of the registrants, ordinary shares outstanding.

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

                                      None

Apco Argentina Inc. ("the Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for the purpose of filing the financial statements of Petrolera Perez Companc S.A. ("Petrolera"), an Argentine corporation and a significant investee, as required by Rule 3-09 of Regulation S-X.

As of December 31, 2002, the Company owned a 39.224 percent stock interest in Petrolera, a partner in the Entre Lomas joint venture and the operator of the concession.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8.

(a) 2 and (d) Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less-owned person are filed as Schedule S-1.

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

  **(10)   - Share purchase agreement by and among Ms. Maria Carmen Sundblad de
             Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October
             23, 2002 relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A.

  **(10)   - Share purchase agreement by and among the shareholders of Fimaipu
             S.A. and Apco Argentina Inc. dated December 5, 2002 relating to the purchase by the Company of all of the shares of Fimaipu S. A.

  **(23)   - Consent of Independent Reserve Engineer

  **(24)   - Power of attorney together with certified resolution.

    (99.1) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Ralph
             A. Hill, Chief Executive Officer of Apco Argentina Inc.

    (99.2) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Landy
             L. Fullmer, Chief Financial Officer of Apco Argentina Inc.

* Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

**       Previously filed.

(c)  REPORTS ON FORM 8-K

         On November 5, 2002, the Company furnished a report on Form 8-K under
         Item 9 and furnished as an exhibit a press release announcing the Company's purchase of 27,700 additional shares of Petrolera Perez Companc S.A. from the Perez Companc family.

                                  Schedule S-1

         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SUBSIDIARY NOT
                   CONSOLIDATED AND 50 PERCENT OR LESS OWNED


                          PETROLERA PEREZ COMPANC S.A.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS





                                        CONTENTS                         PAGE

-    Report of Independent Auditors                                      - 4 -

-    Financial statements

      -   Balance sheets as of December 31, 2002 and 2001                - 5 -

      -   Statements of operations for the years ended December
          31, 2002, 2001 and 2000                                        - 6 -

      -   Statements of shareholders' equity for the years ended
          December 31, 2002, 2001 and 2000                               - 7 -


      -   Statements of cash flows for the years ended December 31,
          2002, 2001 and 2000                                            - 8 -

      -   Notes to financial statements                                  - 9 -

REPORT OF INDEPENDENT
AUDITORS


To the Board of Directors of
PETROLERA PEREZ COMPANC S.A.:


We have audited the accompanying balance sheets of Petrolera Perez Companc S.A. (an Argentine Corporation) as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Petrolera Perez Companc S.A. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in accordance with accounting principles generally accepted in the United States of America.

As explained in Note 3 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".



Buenos Aires, Argentina              PISTRELLI, HENRY MARTIN  Y ASOCIADOS S.R.L.
     May 2, 2003                              (Member Ernst & Young Global)



                                                     DANIEL G. MINENNA
                                                          Partner

                          PETROLERA PEREZ COMPANC S.A.


                 BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

                     (stated in thousands of U.S. dollars)

                                                                                                     DECEMBER 31,
                                                                                             ---------------------------
                                                                                               2002               2001
                                                                                             --------           --------
ASSETS

  CURRENT ASSETS

    Cash and cash equivalents                                                                $  5,599           $  4,863
    Accounts receivable ($3,512 and $2,310 with related parties, note 7)                        5,954              4,824
    Other receivables                                                                           2,069              1,117
    Inventories                                                                                   975                636
                                                                                             --------           --------
      Total current assets                                                                     14,597             11,440
                                                                                             --------           --------
  NONCURRENT ASSETS

    Property and equipment, net                                                                90,515             88,565
    Other receivables                                                                           2,673              4,811
    Other assets                                                                                  839              2,019
                                                                                             --------           --------
      Total noncurrent assets                                                                  94,027             95,395
                                                                                             --------           --------
      TOTAL ASSETS                                                                           $108,624           $106,835
                                                                                             ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

    Accounts payable and accrued liabilities ($276 and $319 with related parties, note 7)    $  2,775           $  4,565
    Short-Term debt                                                                                 -              2,020
    Taxes payable, deferred income tax and payroll                                             10,810              1,921
    Other payables                                                                                418                489
                                                                                             --------           --------
      Total current liabilities                                                                14,003              8,995
                                                                                             --------           --------
  NONCURRENT LIABILITIES

    Deferred income tax                                                                           907              2,018
    Other liabilities                                                                           1,404                262
                                                                                             --------           --------
      Total noncurrent liabilities                                                              2,311              2,280
                                                                                             --------           --------
      TOTAL LIABILITIES                                                                        16,314             11,275
                                                                                             --------           --------
  SHAREHOLDERS' EQUITY

    Paid-in Capital (411,900 ordinary shares and 88,100 preferred shares
     authorized, issued and outstanding)                                                        2,050              2,050
    Legal reserve                                                                                 305                305
    Retained earnings                                                                          89,955             93,205
                                                                                             --------           --------
    TOTAL SHAREHOLDERS' EQUITY                                                                 92,310             95,560
                                                                                             --------           --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $108,624           $106,835
                                                                                             ========           ========



   The accompanying notes are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                     (stated in thousands of U.S. dollars)




                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  2002               2001              2000
                                                              -----------        -----------       -----------
REVENUES:
    Operating revenues ($11,783, $3,927 and $21,020
        with related parties, note 7)                         $    63,162        $    82,064       $    96,207
    Direct expenses                                                (4,136)              (784)             (955)
                                                              -----------        -----------       -----------
    Net operating revenues                                         59,026             81,280            95,252
                                                              -----------        -----------       -----------
COST AND EXPENSES:

    Operating expenses $1,510, $3,532 and $4,661 with
        related parties, note 7                                   (10,036)           (18,845)          (16,885)
    Provincial production tax                                      (6,730)            (9,634)          (10,660)
    Transportation and storage                                       (995)            (2,890)           (3,135)
    Selling and administrative                                     (1,998)            (3,704)           (4,349)
    Depreciation of property and equipment                        (12,815)           (10,827)           (8,869)
    Exploration expense                                              (159)            (4,846)             (926)
    Interest expense (income)                                        (671)               739               342
    Foreign exchange gains (losses) ($841 with related
        parties in 2002, note 7)                                   (5,171)            (2,701)                -
    Other income (expense), net                                        15               (269)            1,563
                                                              -----------        -----------       -----------
    Total cost and expenses                                       (38,560)           (52,977)          (42,919)
                                                              -----------        -----------       -----------
  INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE         20,466             28,303            52,333
  IN ACCOUNTING PRINCIPLE

    Income tax                                                    (10,220)           (10,199)          (18,270)
                                                              -----------       ------------       -----------
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING          10,246             18,104            34,063
  PRINCIPLE

    Cumulative effect of change in accounting principle,            3,704                  -                 -
    net of deferred income tax of 862 thousand
                                                              -----------        -----------       -----------
  NET INCOME                                                  $    13,950        $    18,104       $    34,063
                                                              ===========        ===========       ===========

  Pro forma amounts assuming the change in accounting principle is applied retroactively:

    Net income                                                $    10,246        $    18,723       $    34,510
                                                              ===========        ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                       STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                     (stated in thousands of U.S. dollars)


        BALANCE                                           CAPITAL         LEGAL          RETAINED
                                                           STOCK         RESERVE         EARNINGS           TOTAL
                                                         --------       ---------       ---------         ---------
DECEMBER 31, 1999                                        $  2,050       $     305       $  71,290         $  73,645

-    Dividends                                                 -               -          (15,852)          (15,852)
-    Net income                                                -               -           34,063            34,063
                                                         --------       ---------       ---------         ---------
DECEMBER 31, 2000                                           2,050             305          89,501            91,856

-    Dividends                                                 -               -          (14,400)          (14,400)
-    Net income                                                -               -           18,104            18,104
                                                         --------       ---------       ---------         ---------
DECEMBER 31, 2001                                           2,050             305          93,205            95,560

-    Dividends                                                 -               -          (17,200)          (17,200)
-    Net income                                                -               -           13,950            13,950
                                                         --------       ---------       ---------         ---------
DECEMBER 31, 2002                                        $  2,050       $     305       $  89,955         $  92,310
                                                         ========       =========       =========         =========




   The accompanying notes are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                     (stated in thousands of U.S. dollars)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           2002           2001           2000
                                                                       -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                          $    13,950   $    18,104    $    34,063

   Adjustments to reconcile net income to net cash provided by operating activities:

     Cumulative effect of change in accounting principle                    (3,704)            -              -
     Exploratory wells charged to expense                                     -            4,501            831
     Depreciation of property and equipment                                 12,815        10,827          8,869
     Deferred income tax                                                    (2,615)         (191)         2,720

   Changes in assets and liabilities, net:
     (Increase) decrease in assets:
        Accounts receivable                                                     72         6,216         (1,968)
        Due from related parties                                            (1,202)       (2,104)           130
        Inventories                                                           (339)          435            299
        Other receivables                                                    1,186         2,842          2,295
        Other assets                                                         1,180        (2,019)        (7,653)
     Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities                            (1,747)         (208)         1,325
        Due to related parties                                                 (43)         (190)           (97)
        Taxes payable and payroll and social security taxes                  9,531       (13,886)         5,602
        Other liabilities                                                     (262)         (779)        (3,826)
                                                                       -----------   -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         28,822        23,548         42,590
                                                                       -----------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                       (8,866)      (17,694)       (21,779)
                                                                       -----------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debt                                                            -         2,020              -
   Repayment of debt                                                        (2,020)            -              -
   Dividends paid                                                          (17,200)      (14,400)       (15,852)
                                                                       -----------   -----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES                            (19,220)      (12,380)       (15,852)
                                                                       -----------   -----------    -----------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 736        (6,526)         4,959

          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     4,863        11,389          6,430
                                                                       -----------   -----------    -----------
          CASH AND CASH EQUIVALENTS AT END OF YEAR                     $     5,599   $     4,863    $    11,389
                                                                       ===========   ===========    ===========
   SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                    $        52   $       182    $       153
      Income taxes paid                                                $     1,976   $    19,331    $    11,961


   The accompanying notes are an integral part of these financial statements.

                          PETROLERA PEREZ COMPANC S.A.


                          NOTES TO FINANCIAL STATEMENTS

       (stated in thousands of U.S. dollars, except otherwise indicated)


1.    CORPORATE ORGANIZATION



      Petrolera Perez Companc S.A. is an Argentine Corporation. As of December 31, 2002, 2001 and 2000 the shareholders of the Company and their participations were as follows:


                                                              2002                  2001                 2000
                                                          ----------           ----------            ---------
       Pecom Energia S.A.                                      19.21%               19.21%               19.21%
       Apco Argentina Inc.                                     39.22%               33.68%               33.68%
       Sudacia S.A.                                             -                    4.91%                4.91%
       Goyaike S.A.                                             -                   17.91%               17.91%
       Perez Companc Family                                     -                   22.39%               22.39%
       Other                                                    1.90%                1.90%                1.90%
       Petrobras Participacoes, S.L.                           39.67%                -                    -
                                                          ----------           ----------            ---------
                                                              100.00%              100.00%              100.00%
                                                          ==========           ==========            =========


      During October 2002, the Perez Companc Family, Sudacia S.A. and Goyaike S.A. sold their interests in the Company to Petrobras Participacoes, SL (a wholly owned subsidiary of Petroleo Brasileiro S.A. -- Petrobras) and to Apco Argentina Inc. Since Petroleo Brasileiro S.A. - Petrobras also acquired a controlling interest in Pecom Energia S.A., it also owns indirectly a controlling interest in the Company.

      The Company is operator and participant in Entre Lomas concession (Entre Lomas, an unincorporated joint venture funded in August 12, 1968) located in Rio Negro and Neuquen in southwest Argentina, which is accounted for following the proportional consolidation method.

      The concession contract, renegotiated in January, 1991 and 1994, permits the concessionaires to freely dispose of their crude oil and natural gas production and extends the concession term through January 21, 2016, with the option to extend the concession for an additional ten-year period with the consent of the government.

      The partners' interests in the Entre Lomas concession as of December 31, 2002, 2001 and 2000 were as follows:


           Petrolera Perez Companc S.A. (Operator)                        73.15%
           Apco Argentina Inc. Argentine Branch                           23.00%
           Pecom Energia S.A.                                              3.85%
                                                                       --------
                                                                         100.00%
                                                                       ========



2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES



      BASIS OF PRESENTATION
      ---------------------

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

      The company has only one business segment and is engaged exclusively in the oil and gas exploration, development and production in the Entre Lomas joint venture. All of the Company's operating revenues and all of its long-lived assets are in Argentina.

      Oil and gas operation are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company decided in 2002 to use the U.S. dollar as its reporting currency and to present the financial statements as prepared under accounting principles generally accepted in the United States (U.S. GAAP). The Company has used in prior years the Argentine Peso as the reporting currency and has followed the practice of presenting its financial statements as prepared under accounting principles generally accepted in Argentina (AR GAAP), together with a reconciliation of shareholders' equity and net income to US GAAP. Both changes were implemented to align reporting currency and GAAP presentation with those of the parent company.


      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include highly liquid bank deposits of $5.4 million and $4.2 million of which $2.9 million and $4 million earned interest ranging from 1.0-1.05 percent and 1.5-2.5 percent in 2002 and 2001, respectively. The Company considers all investments with a maturity at three months or less to be cash equivalents.

      OTHER RECEIVABLES

      This account mainly includes tax credits for VAT and Decree Federal Executive Power No. 652/02, prepaid expenses and compulsory saving receivable detailed in note 4.

      INVENTORIES

      Includes hydrocarbons and material and spares parts, which were accounted for at the lower of cost or market.

      OTHER ASSETS

      Includes unlisted government securities valued until December 31, 2001 at the original value plus interest accrued as of such date. Considering that the Argentine Government declared the default on the payment of most its sovereign debt in 2002, the Company valued these securities as of December 31, 2002, at their net realizable value.

      PROPERTY AND EQUIPMENT

      The Company uses the successful-efforts method of accounting for its oil and gas exploration and production activities. Under this method, exploration costs, excluding the costs of exploratory wells, are charged to expenses as incurred. Drilling costs of exploratory wells, including stratigraphic test wells, are capitalized pending determination of whether proved reserves exist which justify commercial development. If such reserves are not found, the drilling costs are charged to exploratory expense of the year. Drilling costs of productive wells and of dry holes drilled for development of oil and gas reserves are capitalized.

      Asset life retirement obligations are also considered in the Property and Equipment account, as further discussed in Note 3.

      Oil and gas properties are depreciated over their productive lives using the units of production method, by applying the ratio of oil and gas produced to the proved developed oil and gas reserves. The Company's remaining property and equipment are depreciated by the straight-line method based on their estimated useful lives, resulting in annual rates in range of 10% to 33%.

      Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets", whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Due to volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2002, 2001 and 2000, the Company did not record any impairment charges as the estimated future undiscounted cash flows exceeded the carrying value of its properties.

      DEBT

      As of December 31, 2001 includes a loan granted by the Citibank NA for financing of exports which accrued an interest rate of about 5.4% and with maturity in May 2002.

      FOREIGN CURRENCY TRANSLATION

      The financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation, using the United States dollar as the functional currency.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

      Fair Values of other non-current financial instruments are as follows:

                                                December 31, 2002                December 31, 2001
                                             ------------------------         ------------------------
                                              Book             Fair            Book             Fair
                                              Value            Value           Value            Value
                                             -------          -------         -------          -------
Other receivables                            $ 2,673          $ 2,343         $ 4,811          $ 4,369
Other liabilities                            $ 1,404          $ 1,404         $   262          $   262


      INCOME TAXES

      Deferred income taxes are computed using the liability method and are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

      CHANGE IN ACCOUNTING POLICY

      Effective January 1, 2002, The Company implemented SFAS No. 143 as described in Note 3.

      REVENUE RECOGNITION

      The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has passed. Any product produced that has not been delivered is reported as inventory. When cost is calculated, it includes total per unit operating cost and depreciation. Transportation and storage costs are recorded as expenses when incurred. The Company has had no contract imbalances relating to either oil or gas production.

      DERIVATIVE INSTRUMENTS

      The Company has historically not used derivatives to hedge price volatility or for other purposes. However, during 2002 an isolated crude oil swap was entered with a related party, which resulting loss as presented in Note 7 has been accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

      No outstanding derivative contracts were in effect as of December 31, 2002 and 2001.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      -----------------------------------------

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. SFAS No. 144 establishes a single accounting model, based on the framework established by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived Assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Company adopted SFAS No. 144 as of January 1, 2002. Adoption did not have material impact on the Company's financial position or results of operations.

      In the second quarter 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financials statements. The initial recognition and initial measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. In the opinion of the Company's management, the adoption of provisions of this rule will not have a material effect on the financial position or result of operations under US GAAP.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of variable interest entities". Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The Interpretation No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. In the opinion of the Company's management, the adoption of provisions of this rule will not have a material effect on the financial position or result of operations under US GAAP.

3.    IMPLEMENTATION OF SFAS 143

      During the early 1990's the Argentine Department of Energy and Argentine provinces implemented environmental regulations for Argentina's energy industry including oil and gas operations. Among those regulations were resolutions covering the plugging and abandonment of oil and gas wells. As a result, the Company recognized it would be required to incur future plugging and abandonment costs for wells in the Entre Lomas concession and began to gradually accrue for such future costs.

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

      As part of the adoption of SFAS 143, an engineering analysis was obtained which projects through the last year of the Company's concession terms, the number of wells that would require plugging and abandoning and the estimated cost to abandon a well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 totaled $1,332 ($1,352 on December 31, 2002).

      The following table presents the estimated asset retirement obligation as if this Statement had been applied during all periods affected. Amounts are in thousands of US dollars and are as of December 31 for each of the years presented.



                                                    2002         2001          2000

      Asset retirement obligation                 $ 1,352       $ 1,332       $ 1,245



      The above described asset retirement obligation is based on estimates of the number of wells expected to be abandoned in the last year of the Company's concession terms, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by operations engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company's balance sheets will take into consideration future estimates of inflation and present value factors based on the Company's credit standing. Given the current economic situation in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

      As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provisions of SFAS 143, implementation of the standard has resulted in an increase to net income of $3,704, which is classified as a cumulative effect of change in accounting principle. The effect of adoption on operating expenses in 2002 is immaterial.


4.    TAX DISPUTES


      In 1988, the Argentine government amended the Obligatory Savings Law requiring that all taxpayers deposit with the government, both in 1988 and 1989, amounts computed on the basis of prior year taxable incomes. It was the opinion of the Entre Lomas joint venture partners and the Company's legal and tax counsel that it was exempt from these deposits due to the tax exemption granted in the original Entre Lomas contract number 12,507. As a result the deposits were not made.

      In August 1993, the Direccion General Impositiva ("DGI"), the Argentine taxing authority, made a claim against the Company for the delinquent deposits pertaining to the Entre Lomas operation, which including interest and indexation for inflation, amounted to $9.2 million pesos. After a lengthy judicial process that lasted seven years and included various appeals, in May 2000, the Argentine Supreme Court ruled in favor of the DGI and against Petrolera Perez Companc S.A. As a result, the Entre Lomas Joint Venture partners paid the $9.2 million peso obligatory savings deposit. The Obligatory Savings Law provides that taxpayers are entitled to receive a full refund of the deposit in pesos, plus interest based on Argentina's national savings rate, sixty months from the date of making the deposit.

      The devaluation of the peso has resulted in a substantial loss in the dollar value of this peso denominated deposit. At the exchange rate of 1 ARS to 1 USD that was in effect at the time the deposit was made, the original dollar value of the Company's percent share of the deposit was $6.7 million. At the balance sheet date of December 31, 2002, the dollar value of the Company's percent share of the deposit is now $2.1 million. The deposit is presented in the balance sheet within other receivables.


5.    INCOME TAX


      The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for income taxes".

      Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at each year-end.

      The provision for income taxes before cumulative effect of change in accounting principle is comprised of:

                                                            FOR THE YEARS ENDED
                                            ----------------------------------------------------
                                              2002                  2001                 2000
                                            -----------         -----------         ------------
      Current expense                       $   (12,835)        $   (10,390)        $    (15,550)

      Deferred benefit (expense)                  2,615                 191               (2,720)
                                            -----------         -----------         ------------
                                            $   (10,220)        $   (10,199)        $    (18,270)
                                            ===========         ===========         ============

      Reconciliation of the tax provision to taxes calculated based on the statutory tax rates is as follows:

                                                            FOR THE YEARS ENDED
                                            ----------------------------------------------------
                                               2002                 2001                2000
                                            -----------         -----------         ------------
      Pre-tax income before
      cumulative effect of change
      in accounting principle               $    20,466         $    28,303         $     52,333

      Statutory tax rate                             35%                 35%                  35%
                                            -----------         -----------         ------------
      Tax provision                         $     7,163         $     9,906         $     18,317

      US translation effect                       3,125                   -                    -

      Tax adjustments and other                     (68)                293                  (47)
                                            -----------         -----------         ------------

      Income tax provision                  $    10,220         $    10,199         $     18,270
                                            ===========         ===========         ============

     The deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                       2002                  2001
                                                   -----------           -----------
     DEFERRED TAX ASSETS

     Defined Benefit Pension Plan                  $        53           $        47
     Other liabilities                                     473                    50
     Debt                                                    -                   300
     Other, net                                             28                    74
                                                   -----------           -----------
     TOTAL DEFERRED ASSETS                         $       554           $       471
                                                   -----------           -----------

     DEFERRED TAX LIABILITIES

     Accounts receivable                           $         -           $      (251)
     Investments                                             -                  (590)
     Property and equipment                             (1,575)               (2,404)
                                                   -----------           -----------
     TOTAL DEFERRED TAX LIABILITIES                     (1,575)               (3,245)
                                                   -----------           -----------
     NET DEFERRED INCOME TAX LIABILITY             $    (1,021)          $    (2,774)
                                                   ===========           ===========

     Current deferred income tax liability                (114)                 (756)
     Noncurrent deferred income tax liability             (907)               (2,018)
                                                   -----------           -----------
     NET DEFERRED INCOME TAX LIABILITY             $    (1,021)          $    (2,774)
                                                   ===========           ===========



6.   PROPERTY AND EQUIPMENT



     The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2002 and 2001 is as follows:


                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                    2002                   2001
                                                                 ----------            ----------
     Wells and other oil and gas field equipment                 $  190,958            $  180,396
     Other property and equipment                                     5,905                 7,045
                                                                 ----------            ----------
                                                                    196,863               187,441
     Less accumulated depreciation                                 (106,348)              (98,876)
                                                                 ----------            ----------
     Total                                                       $   90,515            $   88,565
                                                                 ==========            ==========

7.    RELATED PARTY TRANSACTIONS



      As of December 31, 2002 and 2001, the balances from related parties were as follows:


                                                                AS OF DECEMBER 31,
                                                            ----------------------------
       ACCOUNTS RECEIVABLE                                    2002                2001
                                                            --------            --------
       EG3 S.A.                                             $  3,191            $      -
       Pecom Energia S.A.                                        321               2,310
                                                            --------            --------
                                                            $  3,512            $  2,310
                                                            ========            ========
       ACCOUNTS PAYABLE

       Pecom Energia S.A.                                   $    170            $    123
       Oleoductos del Valle S.A.                                 106                 196
                                                            --------            --------
                                                            $    276            $    319
                                                            ========            ========



      For the years ended December 31, 2002, 2001 and 2000, revenues and expenses derived from related parties transactions were as follows:

                                                          2002                 2001                 2000
                                                       ---------             --------            ----------
      REVENUES FROM HYDROCARBONS SOLD

      Pecom Energia S.A.                               $   5,045             $  3,927            $   21,020
      EG3 S.A.                                             4,597                    -                     -
      Petroleo Brasileiro S.A. -- Petrobras                2,141                    -                     -
                                                       ---------             --------            ----------
                                                       $  11,783             $  3,927            $   21,020
                                                       =========             ========            ==========

      EXPENSES

      Pecom Energia S.A.                               $     354             $    968            $    2,163
      Oleoductos del Valle S.A.                            1,150                2,557                 2,490
      Petroleum Commercial Supply Inc.                         6                    7                     8
                                                       ---------             --------            ----------
                                                       $   1,510             $  3,532            $    4,661
                                                       =========             ========            ==========

      LOSS ON CRUDE OIL SWAP DERIVATIVES

      Williams Energy Marketing & Trading              $     841             $      -            $        -
                                                       =========             ========            ==========


      Director's Compensation totaled $339, $339 and $406, during the years ended December 31, 2002, 2001, and 2000.

      Balances and results of operations disclosed above with Petrobras and EG3 (a wholly-owned subsidiary of Petrobras) are those corresponding for periods subsequent to October 2002, as from Petrobras and subsidiaries became related parties, as detailed in Note 1.

8.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK



      MAJOR CUSTOMERS

      Sales to customers with greater than ten percent of total operating revenues consist of the following:



                                                                            % FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                        2002                 2001               2000
                                                                        ----                 ----               ----
      EG3 S.A.                                                          34.7                  *                  *
      Petroleo Brasileiro S.A. - Petrobras                              29.5                 47.8               47.1
      ENAP S.A.                                                         14.3                  *                  *
      Shell C.A.P.S.A.                                                   *                   21.1               17.6
      Pecom Energia S.A.                                                 *                    *                 21.8

      *   Less than 10 percent

      Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company's customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.




9.    DEFINED BENEFIT PENSION PLAN



      The Company sponsors a defined benefit pension plan which covers all employees in payroll as of May 31, 1995. The objective of the plan is to supplement the national social security pension benefits of the employees of The Company. The plan requires from the Company a contribution to a fund, while no contribution is required from employees.

      The plan was amended in 1999, resulting in an increase of benefits to the employees. According with the provisions of SFAS 87 the Company has capitalized the effect of the amendment amortizing such asset according to the future service period of those employees active at the date of the amendment who are expected to receive benefits under the plan.


                                                                             PENSION BENEFITS
                                                                        --------------------------
                                                                         2002                 2001
                                                                        -----                -----
      Benefit obligation at year end                                   $2,555               $2,718

      Fair Value of Plan Assets at year end                            $2,451               $2,827

      Funded Status on the plan (Underfunded)                          $ (104)              $  109


      Prepaid (accrued) benefit cost                                   $   77               $  (99)


                                                                      2002                   2001
                                                                      ----                   ----
      WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
      Discount rate                                                    4.0%                   4.0%
      Expected return on plan assets                                   4.0%                   4.0%

      Rate of compensation increase:
          up to 35 years of age                                       5.0%                   5.0%
          from 36 up to 49 years of age                               1.5%                   1.5%
          from 50 years of age                                          -                     -


      Benefit cost                                                      52                    267
      Employer contributions                                             -                    658
      Employee contributions                                             -                      -
      Benefit paid                                                      48                    199




10.   RESTRICTIONS ON RETAINED EARNINGS



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

      Retained earnings available for dividends under Argentine GAAP, in Argentine pesos, translated into US dollars at the exchange rate as of December 31, 2002 are $60,188 thousands.




11.   ECONOMIC SITUATION IN ARGENTINA



      Argentina is under a serious economic situation that is mainly characterized by the high foreign debt level, the declaration of the payment default of most of the Argentine foreign debt, a financial system in crisis, a country risk that reached unprecedented international levels and an economic recession of more than four years. This situation generated a significant reduction in products and services demand and a significant unemployment increase. In addition, the Government's ability to meet its obligations and the possibility to access foreign financing have been affected by these circumstances.

      Since December 2001, Argentine authorities implemented a number of monetary and exchange control measures that mainly included restrictions on the free disposition of funds deposited with banks and the practical impossibility of making transfers abroad, with the exception of transfers related to foreign trade and other authorized transactions subject, in some cases, to the previous authorization of the Central Bank of Argentina ("BCRA").

      The obligation was established to deposit with Argentine banks foreign currency arising from exports, as long as no prior exemption mechanisms were in place. In this regard, Executive Decree No. 1589/89 establishes that producers with free availability of crude oil, natural gas and/or liquefied gases under the terms of Law No. 17,319 and supplementary executive orders, and producers who agree so in the future, shall have the free availability of the percentage of funds established by the bids and/or renegotiations, or provided in the respective agreements, in which case they shall not be required to pay and settle the funds related to that percentage. In all cases, the freely available maximum percentage of funds shall not exceed 70% of each transaction. The concession contract provides the Entre Lomas Joint venture's partners free availability of the 70% of the funds arising from exports. No assurance can be given whether the government will not amend the above mentioned system in the future.

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

      Other regulations were issued, the main aspects of which, as of the approval date of these financial statements are summarized below:

      a) amendment of the charter of the BCRA, authorizing it the issuance of money in excess of the foreign currency reserves, the granting of short-term loans to the federal government and to provide financial assistance to financial institutions with liquidity or solvency problems;

      b) establishment of an "official" exchange system, mainly for exports, certain imports, and bank loans, and a "freely floating" exchange market for the rest of the transactions. The "official" exchange rate was fixed at ARS. 1.40 to US 1, and the "freely floating" exchange rate as of the close of business of the first day the exchange market reopened, ranged from ARS 1.60 to ARS 1.70 to US 1 (selling rate). In order to maintain the Argentine peso exchange rate, on several occasions the BCRA became involved through the sale of reserves in US dollars. On February 3, 2002, the Federal Executive announced the elimination of the double-tier exchange rate system and replacement of the latter with a floating exchange rate for all the transactions. As of December 31, 2002, the exchange rate was USD1 = ARS 3.37;

      c) de-dollarization of US dollar-denominated deposits with Argentine financial institutions at the ARS 1.40 to USD 1 exchange rate, and of all US dollar-denominated obligations assumed in Argentina as of January 6, 2002, at the ARS 1 to USD 1. Deposits and certain loans switched into pesos will be subsequently adjusted by a "benchmark stabilization coefficient" to be published by the BCRA and which will be applied as from February 3, 2002, plus a minimum interest rate for deposits with the financial system and a maximum interest rate for loans granted by such system, both rates set by the BCRA;

      d) bank deposits were rescheduled to be reimbursed in installments, fixing amounts and due dates based on amounts booked. Afterwards, the owners of deposits in U.S. dollars were entitled to convert such deposits, in part or in full, into bonds denominated in U.S. dollars and with a 10-year maturity term, or bonds denominated in pesos with a three or five-year maturity term, or bills with a specific term;

      e) the continuity of restrictions on the funds deposited with financial institutions before December 3, 2001. The deposits made after that date as well as foreign transfers received after such date will be freely available and they may be withdrawn in the currency originally agreed upon;

      f) de-dollarization of all private agreements entered into as of January 6, 2002, at the ARS 1 to USD 1 exchange rate, and subsequent adjustment thereof by the benchmark stabilization coefficient under the same conditions indicated in (c) above; if the service turned expensive and the parties failed to reach an agreement, Justice may be requested to establish a fair value. The obligations generated after such law will not be subject to adjustment clauses;

      g) the conversion into Argentine pesos and elimination of indexation clauses regarding public service rates, fixing those rates in pesos at the ARS 1 = USD 1 exchange rate.

      h) prior BCRA authorization to make transfers abroad on account of financial loan services except those granted by international organizations or governmental credit agencies, and dividend distributions, regardless of the payment method (such payments may be made with freely-available abroad funds). However, this requirement is not applicable to financing granted after to February 11, 2002. In December 2002, the B.C.R.A. began to reduce certain restrictions; thus, the previous authorization for the payment of interest was no longer necessary. In addition, under certain circumstances, the previous authorization for some principal payments was not required either. In January 2003, those institutions entitled to carry out foreign exchange transactions were authorized to make profit and dividend payments abroad with respect to closed financial statements certified by external auditors.

      i) implementation of taxes on oil and gas exports and certain oil by-products. The Argentine Government levied 20% export taxes on crude oil exports and 5% taxes on the export of some oil derivatives, effective since March 1, 2002 and for five years. These export taxes began to be levied on the Company's products shipped as from April 1, 2002.

      Towards the end of 2002, the Argentine Government implemented different measures aimed at unblocking the economy and abrogating certain restrictions to gradually normalize the foreign exchange market and the commercial and financial flow of foreign currency. In this regard, among other measures, the restrictions on the free availability of funds deposited in demand accounts were eliminated, the restrictions on principal and interest payment regarding payables to foreign creditors and those on the payment terms of imports and exports of capital goods were reduced, the access of individuals and legal persons to the foreign exchange market was extended, and the withdrawal of foreign currencies to pay dividends was authorized.

      These financial statements comprise the effects deriving from the new political, economic and foreign exchange regulations known as of their date of issuance. All the Company's Management estimations have been made considering such policies. The impact deriving from the additional measures to be implemented by Government and from putting those previously adopted in practice shall be booked once the Company's Management becomes aware of them.

                                    SIGNATURE


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        APCO ARGENTINA INC.
                                      -----------------------
                                           (Registrant)




                                      By:   /s/ Thomas Bueno
                                           ------------------
                               President, Chief Operating Officer,
                     General Manager, Controller and Chief Accounting Officer
                            (Duly Authorized Officer of the Registrant)




June 30, 2003

                                 CERTIFICATIONS



         I, Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc., certify that:

         1. I have reviewed this annual report on Form 10-K/A of Apco Argentina Inc.;

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

Date: June 30, 2003                         /s/ Ralph A. Hill
                                            ---------------------------
                                            Ralph A. Hill
                                            Chief Executive Officer

         I, Landy L. Fullmer, Chief Financial Officer of Apco Argentina Inc., certify that:

         1. I have reviewed this annual report on Form 10-K/A of Apco Argentina Inc.;

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

Date: June 30, 2003                         /s/ Landy L. Fulmer
                                            ------------------------------
                                            Landy L. Fullmer
                                            Chief Financial Officer

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

  **(10)   - Share purchase agreement by and among Ms. Maria Carmen Sundblad de
             Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October
             23, 2002 relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A.

  **(10)   - Share purchase agreement by and among the shareholders of Fimaipu
             S.A. and Apco Argentina Inc. dated December 5, 2002 relating to the purchase by the Company of all of the shares of Fimaipu S.A.

  **(23)   - Consent of Independent Reserve Engineer

  **(24)   - Power of attorney together with certified resolution.

    *        Exhibits so marked have been filed with the Securities and Exchange
             Commission as part of the filing indicated and are incorporated herein by reference.

    **       Previously filed.

    (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Ralph
             A. Hill, Chief Executive Officer of Apco Argentina Inc.

    (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Landy
             L. Fullmer, Chief Financial Officer of Apco Argentina Inc.