Form 10-Q
period 2003-06-30
APCO ARGENTINA INC/NEW
filed 2003-08-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the six months ended June 30, 2003

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

     ONE WILLIAMS CENTER (MD 26-4)
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

             Class                              Outstanding at July 31, 2003
 Ordinary Shares, $.01 Par Value                      7,360,311 Shares

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.     FINANCIAL INFORMATION:

            ITEM 1.     FINANCIAL STATEMENTS

                        Consolidated Balance Sheets -
                             June 30, 2003 and December 31, 2002............................................3

                        Consolidated Statements of Operations -
                             Three and Six Months Ended June 30, 2003 and 2002..............................4

                        Consolidated Statements of Cash Flows -
                             Six Months Ended June 30, 2003 and 2002........................................6

                        Notes to Consolidated Financial Statements..........................................7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS...........................................11

            ITEM 3.     QUANTITATIVE AND QUALITATIVE
                             DISCLOSURE ABOUT MARKET RISKS.................................................18

            ITEM 4.     CONTROLS AND PROCEDURES............................................................19

PART II.    OTHER INFORMATION

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K....................................................19

     Certain matters discussed in this report, excluding historical information, include forward-looking statements -- statements that discuss the Company's expected future results based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe-harbor protections provided under the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," "could," "continues," "estimates," "might," "potential," "projects" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in the section "Forward-Looking Statements" on pages 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       APCO ARGENTINA INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

(Amounts In Thousands Except Share And Per Share Amounts)           June 30,       December 31,
                                                                      2003            2002
                                                                  -----------      ------------
ASSETS                                                            (UNAUDITED)
Current Assets:
         Cash and cash equivalents                                  $ 12,254        $ 15,065
         Accounts receivable                                           4,063           2,223
         Inventory                                                       238             310
         Other current assets                                             64             144
                                                                    --------        --------

                 Total Current Assets                                 16,619          17,742
                                                                    --------        --------

Property and Equipment:
         Cost, successful efforts method of accounting                63,343          61,613
         Accumulated depreciation, depletion and amortization        (33,916)        (31,494)
                                                                    --------        --------

                                                                      29,427          30,119
                                                                    --------        --------

Argentine investments, equity method                                  41,166          36,809
Other assets                                                           1,651           1,052
                                                                    --------        --------

                                                                    $ 88,863        $ 85,722
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                           $  1,178        $    917
         Affiliate payable                                               181             220
         Accrued liabilities                                           1,435             710
         Argentine taxes payable                                       1,146           3,116
         Dividends payable                                             1,196           1,196
                                                                    --------        --------

               Total Current Liabilities                               5,136           6,159
                                                                    --------        --------

Long-term liabilities                                                    827             581
Deferred Argentine income taxes                                          222             269

Stockholders' Equity:
         Ordinary shares, par value $.01 per share;
               15,000,000 shares authorized;
               7,360,311 shares outstanding                               74              74
         Additional paid-in capital                                    9,326           9,326

         Accumulated other comprehensive loss                           (110)             --

         Retained earnings                                            73,388          69,313
                                                                    --------        --------

               Total Stockholders' Equity                             82,678          78,713
                                                                    --------        --------

                                                                    $ 88,863        $ 85,722
                                                                    ========        ========

The accompanying notes are an integral part of these consolidated statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


(Amounts in Thousands, Except Per Share Amounts)             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                            --------------------     --------------------
                                                              2003        2002         2003        2002*
                                                            --------    --------     --------    --------
REVENUES:

        Operating revenue                                   $  6,366    $  4,368     $ 12,998    $  8,919
        Equity income from Argentine investments               2,252         637        4,585         355
        Other revenues                                            20          53           44         104
                                                            --------    --------     --------    --------

                                                               8,638       5,058       17,627       9,378
                                                            --------    --------     --------    --------

COSTS AND EXPENSES:

        Operating expense                                      1,346       1,029        2,418       1,712
        Provincial production tax                                644         477        1,256         904
        Transportation & storage                                 104          74          199         163
        Selling and administrative                               583         366        1,198         676
        Depreciation, depletion and amortization               1,177         986        2,179       1,959
        Exploration expense                                       23          --           23          --
        Argentine taxes other than income                        460         355        1,105         437
        Foreign exchange losses                                  211         400          542       1,500
        Other (income) expense, net                               24        (131)          74          70
                                                            --------    --------     --------    --------

                                                               4,572       3,556        8,994       7,421
                                                            --------    --------     --------    --------

        Income before Argentine income taxes and
        cumulative effect of change in accounting
        principle                                              4,066       1,502        8,633       1,957

        Argentine income taxes                                 1,070         893        2,166       1,665
                                                            --------    --------     --------    --------

        Income before cumulative effect of
        change in accounting principle                         2,996         609        6,467         292
                                                            --------    --------     --------    --------

        Cumulative effect of change in accounting
        principle, net of Argentine income taxes of $583          --          --           --       2,378
                                                            --------    --------     --------    --------

NET INCOME                                                  $  2,996    $    609     $  6,467    $  2,670
                                                            ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                                   (UNAUDITED)

(Amounts in Thousands, Except Per Share Amounts)     Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
                                                   -----------------------    -----------------------
                                                      2003         2002          2003         2002
                                                   ----------    ---------    ----------    ---------
NET INCOME:                                        $    2,996    $     609    $    6,467    $   2,670
                                                   ==========    =========    ==========    =========

Earnings per ordinary share - basic and
        diluted income before cumulative effect
        of change in accounting principle          $     0.41    $    0.08    $     0.88    $    0.04

        Cumulative effect of change in
        accounting principle                               --           --            --         0.32
                                                   ----------    ---------    ----------    ---------

        NET INCOME                                 $     0.41    $    0.08    $     0.88    $    0.36
                                                   ==========    =========    ==========    =========

Average ordinary shares outstanding -
        basic and diluted                               7,360        7,360         7,360        7,360
                                                   ==========    =========    ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in Thousands, Except Per Share Amounts)                           Six Months Ended
                                                                               June 30,
                                                                         ---------------------
                                                                           2003         2002
                                                                         --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net income                                                          $  6,467     $  2,670
     Adjustments to reconcile to net cash
        Provided by operating activities:
           Equity income from Argentine investment                         (4,585)        (355)
           Dividends from Argentine investment                              2,040        1,348
           Deferred income tax                                                (43)        (340)
           Cumulative effect of change in accounting principle                 --       (2,378)
           Depreciation, depletion and amortization                         2,162        1,959
           Changes in accounts receivable                                  (1,840)        (151)
           Changes in inventory                                                72          109
           Changes in other current assets                                     80          298
           Changes in accounts payable and affiliate payable                  222       (2,569)
           Changes in accrued liabilities and Argentine taxes payable      (1,245)       1,671
           Changes in other assets, other liabilities and other              (207)         740
                                                                         --------     --------

     Net cash provided by operating activities                              3,123        3,002

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital expenditures                                            (1,730)      (1,017)
           Purchase of investments                                         (1,811)          --
                                                                         --------     --------

     Net cash used in investing activities                                 (3,541)      (1,017)

CASH FLOW FROM FINANCING ACTIVITIES:
     Dividends paid ($0.325/share)                                         (2,393)      (2,393)
                                                                         --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (2,811)        (408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       15,065       16,048
                                                                         --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $ 12,254     $ 15,640
                                                                         ========     ========

Supplemental disclosures of cash flow information:

     Cash paid during the period for Argentine income taxes              $  4,783     $      0
                                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)           GENERAL

              The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiary (the "Company"), included herein, do not include all footnote disclosures normally included in the annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K.

              In the opinion of the Company, all adjustments, consisting of normal recurring matters, have been made to present fairly the results of the three and six month periods ended June 30, 2003 and 2002. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

(3)           PROPERTY AND EQUIPMENT

              The Company uses the successful-efforts method of accounting for oil and gas production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful drilling are expensed when determined to be nonproductive. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years.

              The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the three and six month periods ended June 30, 2003 and 2002, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(4)           FOREIGN EXCHANGE

              The general policy followed in the translation of the Company's financial statements of foreign operations into United States dollars is in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, using the United States dollar as the functional currency. Accordingly, translation gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollars are included in results of operations as incurred.

(5)           INCOME TAXES

              As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company's 2002 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Operations as Argentine income taxes.

              The effective income tax rate reflected in the Consolidated Statement of Operations differs from Argentina's statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where its income generating oil and gas activities are located. As a result, differences between the Company's consolidated effective rate and Argentina's statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company's cash and cash equivalents deposited in its Cayman Island banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from the Company's investment in Petrolera that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible in Argentina.

              Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.

(6) INVESTMENT IN PETROLERA ENTRE LOMAS S.A. (FORMERLY PETROLERA PEREZ COMPANC S.A.)

              In 2002, the Perez Companc family sold its interests in Petrolera Perez Companc S.A. ("Petrolera") to Petroleo Brasileiro S.A. and the Company. Pursuant to requirements of the sale-purchase agreements, the name Perez Companc can no longer be associated with Petrolera. Therefore, the company's name is being changed to "Petrolera Entre Lomas S.A."

              The Company uses the equity method to account for its investment in Petrolera, a non-public Argentine corporation. In January 2003, the Company acquired an additional 1.58 percent of Petrolera for $1.8 million and increased its ownership to 40.8 percent.

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


              Under the equity method of accounting, the Company's share of Petrolera's net income is reflected as an increase in its investment in Petrolera and is also recorded as equity income from Argentine investments. Dividends from Petrolera are recorded as a reduction of the investment.

(7)           IMPLEMENTATION OF SFAS 143

              In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 was required to be adopted by companies for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company elected to adopt SFAS 143 in connection with the preparation of its June 30, 2002 financial statements.

              As part of the adoption of SFAS 143, an engineering analysis was obtained which projected that through 2016, the last year of the Entre Lomas concession's term, the joint venture partners will be required to plug and abandon 98 wells at an average estimated cost of $24,500 per well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 for the Company's 23 percent direct interest totaled $433 thousand ($448 thousand on June 30, 2002 and $486 thousand on June 30, 2003). The equity share of the estimated asset retirement obligation as of January 1, 2002, imbedded in the Company's investment in Petrolera totaled $464 thousand ($479 thousand on June 30, 2002 and $570 thousand at June 30, 2003).

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(8)           COMPREHENSIVE INCOME

              Comprehensive income is as follows:

                                                    Six months ended
                                                        June 30,
                                                  ---------------------
                                                   2003           2002
                                                  -------        ------
                                                  (Amounts in Thousands)
Net Income                                        $ 6,467        $2,670
Other comprehensive loss:
      Minimum pension liability adjustment           (169)           --
      Income tax benefit on other
           comprehensive loss                          59            --
                                                  -------        ------
Other comprehensive loss                             (110)           --
                                                  -------        ------
Comprehensive income                              $ 6,357        $2,670
                                                  =======        ======

(9)           SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

              The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the six month periods ended June 30, 2003 and 2002 are as follows:

                                          Six months ended
                                             June 30,
                                      -----------------------
                                        2003           2002
                                      --------       --------
                                       (Amounts in Thousands)
Revenues                              $ 40,340       $ 25,237
                                      --------       --------
Operating expenses                       8,017          4,887
Provincial production tax                3,874          2,805
Transportation and selling               1,046            618
Depreciation                             5,119          6,164
Other (income) expense - net              (132)            34
Argentine taxes                          9,553          7,282
Amortization of basis difference            --           (160)
Foreign exchange losses                  1,623          2,553
                                      --------       --------
Total expenses                          29,100         24,183
                                      --------       --------
Net income                            $ 11,240       $  1,054
                                      ========       ========

Apco equity income                    $  4,585       $    355
                                      ========       ========

              Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 for a description of the impact recent economic events have had on Petrolera. Because Petrolera's sole business is its interest and operatorship of the Entre Lomas concession, the description of how these events impact the Company serves to explain the impact on Petrolera.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion explains the significant factors that have affected the Company's financial condition and results of operations during the periods covered by this report.

              FINANCIAL CONDITION

              Internally generated cash flow from the Company's interests in the Entre Lomas joint venture is the Company's primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina's economy, the Entre Lomas operation has had the ability to finance the Company's development and exploration expenditures with internally generated cash flow and generate excess cash flow for the Company. The past year and a half certainly qualifies as a turbulent period for Argentina's economy. The year 2002 tested both the profitability and cash generating ability of the Company's Argentine operations. It bears repeating here that, in spite of Argentina's economic crisis, in 2002, the Company generated net cash provided by operating activities of $14 million that included dividends received from its investment in Petrolera Entre Lomas S.A. ("Petrolera") totaling $6.4 million.

              In 2003, through the six months ended June 30, the Company has generated net cash provided by operating activities of $2.8 million that includes dividends received from Petrolera of $2 million.

              Reference is made to the section "Argentine Economic and Political Environment" for a description of Argentina's economic crisis. Since the third quarter of 2002, although Argentina has made little progress toward solving the root causes of its economic problems, its economy, by two of the most visible measures, seems to be stabilizing. Since September 30, 2002, when the peso to US dollar exchange rate was 3.74:1 the Argentine peso has regained value vis-a`-vis the US dollar, and by June 30, 2003 the exchange rate was 2.8:1. Furthermore, inflation, which surged after Argentina abandoned the convertibility plan at the start of 2002, has slowed to an annual rate of 4.5 percent in the first six months of 2003.

              The improvement in these two measures is not evidence that Argentina has solved its economic troubles, but rather, they may be signs, in particular with respect to the value of the peso, that possibly currency markets overreacted by driving the value of the peso down by almost 75 percent during the first nine months of 2002. Progress still needs to be made in three important areas of the economy. Argentina's sovereign debt remains in default with only modest progress having been made in negotiations between the government and the International Monetary Fund. The country's economy is barely coming out of a four year long recession, and unemployment is still higher than 15 percent.

              Nevertheless, the operating environment in which the Company operates improved as 2002 came to a close and during the first six months of 2003. Management is hopeful that the administration of newly elected President Nestor Kirchner, who assumed the Presidency in May 2003, will implement policies that enable these favorable trends to continue and ultimately find solutions to the very complex economic problems facing the country.

              OIL PRICES

              World oil prices gradually improved during the latter part of 2002 and the first six months of 2003, primarily the result of a national oil strike in Venezuela, civil unrest in Nigeria, and the war in Iraq that resulted in oil price speculation. Oil prices have remained near or above $30 throughout the first half of 2003. In spite of a specific price limitation imposed by the Argentine government during the first six months of 2003 that is described below, improved world oil market conditions resulted in significantly higher prices and improved net income for the Company during the first six months of 2003.

              As reflected in the table of sales prices and production costs on page 17 the average per barrel crude oil sales price for the six months ended June 30, 2003 averaged $28.29 as compared with $20.89 for oil sold during the comparable period in 2002.

              In January 2003, due to the rapid increase in world oil prices and the Argentine government's desire to maintain stability in domestic fuel prices, the Argentine government requested that crude oil producers and refiners agree to cap amounts payable for domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference between the actual price of West Texas Intermediate ("WTI"), the reference price used to determine the Company's oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate of 7 percent. This agreement that was originally scheduled to expire on March 31, 2003, was twice extended to July 31, 2003. Negotiations are underway to extend the agreement through December 31, 2003. During the first quarter of 2003, the Company's cumulative sales resulting from actual prices exceeding the price cap totaled $560 thousand. In the second quarter, this total increased by $37 thousand. As of June 30, 2003, the total amount owed to the Company from domestic refiners pursuant to this agreement totaled $597 thousand.

              The Company exported a significant amount of its crude oil to Brazil during the first quarter of the year. In that quarter, export sales as a percentage of overall oil sales totaled 41 percent. Exports are not affected by the $28.50 price cap; however, they are subjected to the 16.67 percent tax on oil exports implemented by the Argentine government on April 1, 2002. The Entre Lomas joint venture partners and other Neuquen basin producers that are parties to crude oil sales arrangements currently in effect, did not export oil during the second quarter because the per barrel discount from WTI for the most recent domestic sales contracts in which the Entre Lomas partners participate have fallen below $1, compared with less favorable discounts currently available for export sales. Simply stated, in spite of the temporary price ceiling applicable to domestic sales, and the requirement that domestic sales be settled in pesos at 90 percent of the actual peso to US dollar exchange rate, the economics of selling in country are currently favorable because export sales are subject to the 16.67 percent withholding tax and the price of WTI has fluctuated around the $28.50 level throughout the second quarter.

              NATURAL GAS PRICES

              The Company's gas is sold to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, the Company's natural gas prices, when converted to US dollars, have fallen in proportion to the devaluation of the Argentine peso since the end of 2001 due to the pesofication of contracts and freezing of gas prices at the wellhead required by that law.

              As reflected in the table of sales prices and production costs on page 17, the Company's average natural gas sales price per thousand cubic foot ("mcf") for the six months ended June 30, 2003 and 2002 averaged $.44 and $.49 respectively. This compares with the average price for the year 2001 of $1.28.

              The price of natural gas in Argentina may improve over time as drilling for gas in Argentina declines in response to these unfavorable prices and the supply of gas in the country begins to decline. Indeed, the Company, as have many other natural gas producers in Argentina, has suspended gas development activities both in Entre Lomas and in Acambuco until market conditions improve. It is expected that representatives of Argentina's oil and gas industry and government officials will begin discussions regarding natural gas prices in Argentina later this year or early in 2004.

              LIQUIDITY

              Insofar as the Company's liquidity, although under current government regulations export customers can pay the Company in US dollars outside of Argentina, and domestic customers must make payments in Argentina in local currency, during the second quarter, the Company was not sensitive to this dynamic and, as described previously, sold oil exclusively in country. In the current quarter, the Company was a net user of funds because it was in the midst of executing its 2003 Entre Lomas capital expenditure program and was required to fund Argentina income tax payments of $4.5 million.

              Through the first six months of 2003, the Company received $2 million in dividends from Petrolera.

              CAPITAL PROGRAM UNDERWAY

              The Company's capital program for 2003 continues development efforts in all producing fields in the Entre Lomas concession. This year's original Entre Lomas investment program provides for the drilling of 10 wells, or 6 less than were drilled in 2002, partly to provide the cash needed for the Company to fund the previously described Argentine income tax payment of $3.5 million paid on May 7, 2003, and a subsequent income tax deposit of $1 million paid in June. During the first six months of 2003, the Company has participated in the drilling of the originally scheduled 10 wells in the Entre Lomas concession, of which 6 were put on production as of June 30, 2003. The other 4 are in various stages of drilling and completion. All wells are expected to be productive. The tenth well drilled in the undeveloped Los Alamos section of the concession, is somewhat exploratory in nature as there has only been one well previously drilled in Los Alamos in the history of the concession that ceased production in the 1970's. As described previously, gas development efforts in Entre Lomas have been suspended until the gas price environment in Argentina improves.

              The 2003 Entre Lomas capital investment program was originally estimated to cost $9.2 million, or $2.2 million, net to the Company's 23 percent direct interest, and $2.7 million, net to its equity interest in Petrolera. The Entre Lomas partners have now agreed that the original program will be amended to include the drilling of 2 additional development wells and the acquisition of 249 square kilometers of three dimensional ("3D") seismic in the southern portion of the concession. The seismic will be acquired on either side of the Borde Mocho field in order to gain a clearer understanding of leads previously identified with two dimensional seismic. The estimated cost of these additional investments is $3.4 million, or $0.8 million, net to the Company's direct interest, and $1 million, net to the Company's equity interest in Petrolera.

              By June 30, 2003, the Company's capital and investing expenditures, net to its consolidated interests, totaled $3.5 million, including $1.5 million in Entre Lomas, $1.8 million representing the purchases of Fimaipu S.A., and an additional $0.2 million for the purchase of the additional interest in the Canadon Ramirez concession.

              No gas development expenditures are scheduled in 2003 in the Acambuco concession. However, as a result of the successful reactivation in 2002 of oil production from the Tupambi formation in one well in the old San Pedro oil field, the Acambuco partners plan to drill a well targeting the Tupambi formation in the Macueta structure in the northern part of the concession. After evaluating the condition of the Tupambi reservoir in the old San Pedro oil field, the partners determined that reactivation of additional wells in the field would be discontinued.

              GROWTH OPPORTUNITIES

              In the previous 18 months, the Company deployed cash resources to increase its presence in Argentina. In 2002, when the Perez Companc family (the "Family") sold its oil and gas interests in Argentina to Petroleo Braisleiro S.A., the Company seized the opportunity provided by a preferential right it had acquired in 1968 to purchase additional shares in Petrolera and increase its overall ownership interest in the Entre Lomas concession. The Company paid $6.9 million to acquire an additional 5.54 percent of the outstanding shares of Petrolera, the operator of the Entre Lomas concession and owner of a 73.15 percent interest in the Entre Lomas joint venture. Subsequently, in January 2003, the Company purchased all outstanding shares of Fimaipu S.A. for $1.8 million. Fimaipu is a private Argentine holding Company whose sole asset is ownership of 1.58 percent of the outstanding shares of Petrolera. These two purchases increased the Company's combined direct and indirect interests in the Entre Lomas joint venture to
              52.85 percent.

              Pursuant to requirements of the sale-purchase agreement for the Family's sale of its oil and gas interests, the name Perez Companc can no longer be associated with Petrolera. As a consequence, Petrolera's name is being changed to "Petrolera Entre Lomas S.A."

              Also in January, 2003, the Company purchased an additional 36.82 percent interest in the Canadon Ramirez concession for a consideration of $155 thousand. The purchase increased the Company's interest in the property to 81.82 percent. The Company will act as operator of the concession.

              Despite the backdrop of Argentina's economic turmoil, the Company's management continues to seek additional ways to deploy its financial resources focusing primarily, but not exclusively, on other opportunities in Argentina.

              CAPRICORN PERMIT

              In April 2003, the Company entered into a farm-in agreement with Netherfield Corporation ("Netherfield"), a wholly owned subsidiary of Antrim Energy Inc., a Canadian company with offices in Calgary, Alberta. The agreement entitles the Company to earn a 50 percent interest in an exploration permit granted over the Yacimiento Norte 1/B Block, commonly known as the Capricorn block. Capricorn block has a surface area of 8,182.87 square kilometers, or approximately 2.1 million acres located in the province of Salta in northern Argentina. The farm-in requires the Company to acquire 40 square kilometers of 3D seismic. The seismic is estimated to cost approximately $800 thousand, and will fulfill Netherfield's work commitment for the first exploration period pursuant to the terms of an exploration permit granted to it. At this time, Netherfield holds a 100 percent interest in the exploration permit granted in 2001.

              The seismic program over Capricorn Permit commenced in May 2003 and was completed in early July. Seismic processing is currently underway and should be completed in August. To date, the Company has expended $660 thousand on this program. When the Company delivers the completed seismic to Netherfield, it will have earned, or purchased, a 50 percent working interest in the block and will become the joint venture operator. Thereafter the parties will evaluate the attractiveness of drilling prospects in the area over which the seismic information was acquired and decide what other actions are appropriate to fully evaluate the exploration potential of the entire block.

              Once the seismic project is completed, Netherfield will have fulfilled its investment commitment required during the permit's first exploration period that commenced in August 2003. Thereafter, the partners will have two years to evaluate the exploration potential of the block. At the end of the two years, a second exploration period requiring the drilling of an exploration well is optional. If the partners choose to exercise their option, 50 percent of the original block, less any exploitation concession granted, must be relinquished.

              Capricorn acreage completely surrounds the Puesto Guardian concession that currently produces 900 barrels per day of oil. The El Vinalar concession, that is immediately to the east of Puesto Guardian and which is also oil productive, is bounded on three sides by Capricorn. Prospective reservoirs in Capricorn lie at depths below 3,000 meters, or 10,000 feet.

              PRESIDENTIAL ELECTIONS

              Presidential elections were held on April 27, 2003. Nestor Kirchner, the former governor of the province of Santa Cruz since 1991 emerged victorious. As of this time, the prevailing opinion is that President Kirchner is not expected to make changes that will alter significantly Argentina's oil and gas industry and the environment in which the Company currently operates.

              RESULTS OF OPERATIONS

              For the three and six months ended June 30, 2003, the Company generated net income of $3.0 million and $6.5 million, respectively. This compares with net income of $609 thousand and $2.7 million for the comparable periods in 2002. Net income for the six months ended June 30, 2002, included the cumulative effect of implementing SFAS No. 143 that resulted in increasing net income by $2.4 million. Before the cumulative effect of implementing SFAS 143, for the six months ended June 30, 2002, the Company generated net income of $292 thousand.

              The following variance explanations will focus on a comparison of amounts before the cumulative effect of implementing SFAS No. 143.

              SECOND QUARTER COMPARISON

              The increase in net income is primarily due to increased operating revenues and greater equity income from Argentine investments. Operating revenues increased by $2 million, or 46 percent, due both to higher oil and plant product sales prices and increased oil and plant product sales volumes. Oil and plant product sales prices during the current quarter averaged $26.04 per barrel and $258 per metric ton, respectively, as compared with $24.17 per barrel and $158 per metric ton, respectively, during the comparable period in 2002. Oil volumes increased as a result of production contributions from the ongoing 2003 Entre Lomas drilling program, exacerbated by the opposite effects of inventory fluctuations in the two quarters. During the second quarter 2003, oil inventory decreased because sales volumes were higher than production volumes, while the opposite situation occurred during the second quarter 2002. Plant product volumes increased in 2003 as a result of the 2002 revamp of the Entre Lomas LPG plant that resulted in improved plant yields. The revamp was not completed until the third quarter 2002 and, therefore, did not impact volumes during the second quarter of 2002.

              Equity income from Argentine investments increased by $1.6 million compared with the same quarter in 2002. Because the Company's equity income is comprised solely of its share of Petrolera's earnings, all other variance explanations included herein also serve to explain the increase in equity income. Petrolera's sole business is its interest in and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are essentially derived from the same operations as the Company.

              The above favorable variances were partially offset by the following negative variances.

              Operating expense increased by $317 thousand, selling and administrative expense increased by $217 thousand, provincial production taxes increased by $167 thousand, and Argentine income taxes increased by $177 thousand, for the same reasons described for these categories of expense in the six months comparison that follows.

              SIX MONTHS COMPARISON

              The increase in net income before the cumulative effect of change in accounting principle of $6.2 million is primarily due to increased operating revenues and greater equity income from Argentine investments. Operating revenues increased by $4.1 million, or 46 percent, due both to higher oil and plant product sales prices and increased oil and plant product sales volumes. Oil and plant product sales prices during the current six months averaged $28.29 per barrel and $259 per metric ton, respectively, as compared with $20.89 per barrel and $118 per metric ton, respectively, during the comparable period in 2002. Oil volumes increased as a result of production contributions from the ongoing 2003 Entre Lomas drilling program, and plant product volumes increased in 2003 as a result of the 2002 revamp of the Entre Lomas LPG plant that resulted in improved plant yields. The revamp was not completed until the third quarter 2002 and therefore did not impact volumes during the first six months of 2002.

              Equity income from Argentine investments increased by $4.2 million compared with the first six months of 2002. Because the Company's equity income is comprised solely of its share of Petrolera's earnings, all other variance explanations included herein also serve to explain the increase in equity income. Petrolera's sole business is its interest in and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are essentially derived from the same operations as the Company.

              Foreign exchange losses decreased by $958 thousand as a result of a stabilization of the Argentine peso during 2003 compared with the significant devaluation that occurred during the first six months of 2002.

              The above favorable variances were partially offset by the following negative variances.

              Operating expense increased by $706 thousand due to higher workover costs and expenses associated with other oilfield services, and compensation adjustments given to employees of Petrolera during the second half of 2002 and the first quarter of 2003 in response to elevated levels of inflation in 2002. During the first half of 2002, in spite of inflation, the peso cost of salaries, wages and oilfield services remained unchanged due to the uncertainty in Argentina's overall business environment resulting from the country's economic crisis. As a result, when expressed in US dollars, by June 30, 2002, operating expense had decreased approximately in proportion with the devaluation of the Argentine peso and, as a consequence, had at that time reached atypically low levels.

              Selling and administrative expenses increased by $522 thousand due to engineering consulting fees, higher audit expenses, increased costs of other services associated with greater regulatory compliance and related governance issues, and compensation adjustments given to the Company's branch employees during the second half of 2002 and the first quarter of 2003. For the same reasons described under operating expense, by June 30, 2002, the cost of the Company's branch operation, when expressed in US dollars had decreased approximately in proportion with the devaluation of the Argentine peso and, as a consequence, had at that time reached atypically low levels.

              Provincial production taxes increased by $352 thousand and Argentine income taxes increased by $501 thousand. These increases are directly associated with the increases in operating revenues and income before income taxes, respectively.

              The increase of $668 thousand in Argentine taxes other than income is the result of a combination of factors. Oil export taxes increased in 2003 due to the increase in taxable exports, production taxes increased in proportion with the increase in operating revenues, and the Company paid an asset tax in 2003 on its investments in Argentina.

              The following table illustrates total sales of crude oil, condensate, natural gas and gas liquids and average sale prices and production costs for the six months ended June 30, for the years indicated.

                                                   2003           2002
                                                ---------      ---------
VOLUMES CONSOLIDATED INTERESTS
Crude oil and condensate (bbls)                   411,574        382,462
Gas (mcf)                                       1,148,248      1,420,395
LPG (tons)                                          3,172          2,024

VOLUMES EQUITY INTEREST IN PETROLERA
Crude oil and condensate (bbls)                   523,834        407,393
Gas (mcf)                                       1,065,915      1,392,109
LPG (tons)                                          4,109          2,168

TOTAL VOLUMES
Crude oil and condensate (bbls)                   935,408        789,855
Gas (mcf)                                       2,214,163      2,812,504
LPG (tons)                                          7,281          4,192

AVERAGE SALES PRICES (in U.S. DOLLARS)
Oil (per bbl)                                   $   28.29      $   20.89
Gas (mcf)                                             .44            .49
LPG (per ton)                                      259.31         117.82

AVERAGE PRODUCTION COSTS (in U.S. DOLLARS)
Oil (per bbl)                                   $    9.96      $    7.76
Gas (mcf)                                             .31            .18
LPG (per ton)                                       22.55          23.98

              Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

              Average production cost is calculated by taking into consideration all costs of production including the costs of well workovers and depreciation of property and equipment. The per unit cost of depreciation included in average oil and gas production costs are for the year 2003, $4.65 per barrel and $.21 per mcf, and for 2002, $4.22 per barrel and $.15 per mcf.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

              The Company's operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

              COMMODITY PRICE RISK

              The Company produces and sells crude oil and natural gas. As a result, the Company's financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not entered into price hedging contracts and no such contracts are currently in place. However, with the view to reducing commodity price risk inherent in the exploration and production business, the Company has adopted a hedging policy that management can use at appropriate times as a tool with which to mitigate volatility of crude oil prices. Argentina's current economic crisis complicated considerably the process of hedging prices when a company's operations are located in Argentina.

              FOREIGN CURRENCY AND OPERATIONS RISK

              The Company's operations are located in Argentina. Therefore, the Company's financial results may be affected by factors such as risks associated with changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina's political climate.

              ARGENTINE ECONOMIC AND POLITICAL ENVIRONMENT

              During the decade of the 1990's, Argentina's government pursued free market policies, including the privatization of state owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one US dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid 1990's. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001, resulted in the accumulation of $130 billion of debt.

              Late in 2001, the country was unable to obtain additional funding from the International Monetary Fund. As economic instability increased, substantial withdrawals of cash from the Argentine banking system occurred over a short period of time and the government was forced to implement monetary restrictions severely limiting the transfer of funds out of the country without the authorization of the Central Bank of the Republic of Argentina. Such unpopular measures ultimately led to the resignation of President De la Rua and his entire administration. After the resignation of President De la Rua in December 2001, there was for a few weeks a revolving door of Presidents that were appointed to office by Argentina's congress but quickly resigned in reaction to public outcry. Eduardo Duhalde was appointed President of Argentina in January 2002 to hold office until the next regularly scheduled Presidential election in 2003.

              In January 2002, the government declared default on Argentina's $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002.

              President Duhalde, with the single exception of rescheduling approximately $7 billion of debt in January 2003, was unable to obtain financial assistance from international lending agencies such as the International Monetary Fund and the World Bank and his administration's inability to make significant progress in resolving the country's economic crisis, has resulted in an almost total loss of public support.

              The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets, resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002, although Argentina has made little progress toward solving the root causes of its economic problems, its economy seems to be showing signs of stabilization.

              Nestor Kirchner, the former governor of the province of Santa Cruz since 1991 won the April 27, 2003 presidential elections. As of this time, the prevailing opinion is that President Kirchner is not expected to make changes that will alter significantly Argentina's oil and gas industry and the environment in which the Company currently operates.

              Refer to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 for a description of the outcome of the April 27, 2003 election and on page 11 for a discussion of a stabilization in the Argentine peso and a reduction in the level of inflation.

ITEM 4.       CONTROLS AND PROCEDURES

              An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act) ("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

              The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's Disclosure Controls or its internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary. The Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as systems change and conditions warrant.

              There has been no change in the Company's Internal Controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's Internal Controls.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

             (a)  The exhibits listed below are filed as part of this report:

                  31.1 - Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Ralph A. Hill, Chief Executive Officer of Apco Argentina, Inc., and by Landy L. Fullmer, Chief Financial Officer of Apco Argentina, Inc.


             (b) The Company did not file or furnish any reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                APCO ARGENTINA INC.
                                                    (Registrant)

                                                By: /s/ Thomas Bueno
                                                    ----------------------------
                                           President, Chief Operating and
                                             Chief Accounting Officer
                                     (Duly Authorized Officer of the Registrant)

             August 12, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

31.1          Certification of Chief Executive Officer pursuant to Rules
              13a-14(a) and 15d-14(a) promulgated under the Securities Exchange
              Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of Chief Financial Officer pursuant to Rules
              13a-14(a) and 15d-14(a) promulgated under the Securities Exchange
              Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Ralph A. Hill, Chief Executive Officer of Apco Argentina, Inc., and by Landy L. Fullmer, Chief Financial Officer of Apco
              Argentina, Inc.
