Form 10-Q
period 2003-09-30
APCO ARGENTINA INC/NEW
filed 2003-11-12
CIK 311471

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the nine months ended September 30, 2003

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

                  Class                           Outstanding at October 31,
                                                             2003
       Ordinary Shares, $.01 Par Value                 7,360,311 Shares

                      APCO ARGENTINA INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page No.
                                                                                                              --------
PART I.     FINANCIAL INFORMATION:

            ITEM 1.     FINANCIAL STATEMENTS

                        Consolidated Balance Sheets -
                             September 30, 2003 and December 31, 2002......................................       3

                        Consolidated Statements of Operations  -
                             Three and Nine Months Ended September 30, 2003 and 2002.......................       4

                        Consolidated Statements of Cash Flows  -
                             Nine Months Ended September 30, 2003 and 2002.................................       6

                        Notes to Consolidated Financial Statements.........................................       7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                             CONDITION AND RESULTS OF OPERATIONS...........................................      11

            ITEM 3.     QUANTITATIVE AND QUALITATIVE

                             DISCLOSURE ABOUT MARKET RISKS.................................................      19

            ITEM 4.     CONTROLS AND PROCEDURES............................................................      21

PART II.    OTHER INFORMATION

            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................      22

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K....................................................      22


Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss the Company's expected future results based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe-harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," "could," "continues," " estimates," "might," "potential," "projects" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could lead to material changes in performance is contained in the section "Forward-Looking Statements" on pages 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                         PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      APCO ARGENTINA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,   DECEMBER 31,
(Amounts In Thousands Except Share And Per Share Amounts)                    2003            2002
                                                                         -------------   -------------
                                                                          (UNAUDITED)
ASSETS

Current Assets:
         Cash and cash equivalents                                       $      14,557   $      15,065
         Accounts receivable                                                     3,356           2,223
         Inventory                                                                 232             310
         Other current assets                                                      229             144
                                                                         -------------   -------------

                 Total Current Assets                                           18,374          17,742
                                                                         -------------   -------------

Property and Equipment:
         Cost, successful efforts method of accounting                          64,175          61,613
         Accumulated depreciation, depletion and amortization                  (34,704)        (31,494)
                                                                         -------------   -------------

                                                                                29,471          30,119
                                                                         -------------   -------------

Argentine investments, equity method                                            41,567          36,809
Other assets                                                                       981           1,052
                                                                         -------------   -------------

                                                                         $      90,393   $      85,722
                                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                $       1,072   $         917
         Affiliate payable                                                         494             220
         Accrued liabilities                                                       668             710
         Argentine taxes payable                                                 1,009           3,116
         Dividends payable                                                       1,196           1,196
                                                                         -------------   -------------

               Total Current Liabilities                                         4,439           6,159
                                                                         -------------   -------------

Long-term liabilities                                                              831             581
Deferred Argentine income taxes                                                    172             269

Stockholders' Equity:
         Ordinary shares, par value $.01 per share;
               15,000,000 shares authorized;
               7,360,311 shares outstanding                                         74              74
         Additional paid-in capital                                              9,326           9,326
         Accumulated other comprehensive loss                                     (110)              -
         Retained earnings                                                      75,661          69,313
                                                                         -------------   -------------

               Total Stockholders' Equity                                       84,951          78,713
                                                                         -------------   -------------

                                                                         $      90,393   $      85,722
                                                                         =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                      APCO ARGENTINA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    -----------------------   -----------------------
(Amounts in Thousands, Except Per Share Amounts)                       2003         2002         2003         2002
                                                                    ----------   ----------   ----------   ----------
REVENUES:

        Operating revenue                                           $    6,558   $    5,734   $   19,556   $   14,653
        Equity income from Argentine investments                         2,442        1,252        7,027        1,607
        Other revenues                                                     116           64          160          168
                                                                    ----------   ----------   ----------   ----------

                                                                         9,116        7,050       26,743       16,428
                                                                    ----------   ----------   ----------   ----------

COSTS AND EXPENSES:

        Operating expense                                                1,247          945        3,665        2,657
        Provincial production tax                                          721          622        1,977        1,526
        Transportation & storage                                           105           87          304          250
        Selling and administrative                                         463          173        1,661          849
        Depreciation, depletion and amortization                         1,036        1,051        3,215        3,010
        Exploration expense                                                727            -          750            -
        Argentine taxes other than income                                  268          583        1,373        1,020
        Foreign exchange (gains) losses                                     80          (43)         622        1,457
        Other (income) expense, net                                         (8)          63           66          133
                                                                    ----------   ----------   ----------   ----------

                                                                         4,639        3,481       13,633       10,902
                                                                    ----------   ----------   ----------   ----------

        Income before Argentine income taxes and
        cumulative effect of change in accounting
        principle                                                        4,477        3,569       13,110        5,526

        Argentine income taxes                                           1,009        1,198        3,175        2,863
                                                                    ----------   ----------   ----------   ----------

        Income before cumulative effect of
        change in accounting principle                                   3,468        2,371        9,935        2,663

        Cumulative effect of change in accounting
        principle, net of Argentine income taxes of $583                     -            -            -        2,378
                                                                    ----------   ----------   ----------   ----------

NET INCOME                                                          $    3,468   $    2,371   $    9,935   $    5,041
                                                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      APCO ARGENTINA INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    -----------------------   -----------------------
(Amounts in Thousands, Except Per Share Amounts)                       2003         2002         2003         2002
                                                                    ----------   ----------   ----------   ----------
NET INCOME:                                                         $    3,468   $    2,371   $    9,935   $    5,041
                                                                    ==========   ==========   ==========   ==========

Earnings per ordinary share - basic and
        diluted income before cumulative effect
        of change in accounting principle                           $     0.47   $     0.32   $     1.35   $     0.36

        Cumulative effect of change in
        accounting principle                                                 -            -            -         0.32
                                                                    ----------   ----------   ----------   ----------

        NET INCOME                                                  $     0.47   $     0.32   $     1.35   $     0.68
                                                                    ==========   ==========   ==========   ==========

Average ordinary shares outstanding -
        Basic and diluted                                                7,360        7,360        7,360        7,360
                                                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      APCO ARGENTINA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         -----------------------
     (Amounts in Thousands, Except Per Share Amounts)                       2003         2002
                                                                         ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net income                                                          $    9,935   $    5,041
     Adjustments to reconcile to net cash
        Provided by operating activities:
           Equity income from Argentine investment                           (7,027)      (1,607)
           Dividends from Argentine investment                                4,080        2,189
           Deferred income tax                                                  (82)        (345)
           Cumulative effect of change in accounting principle                    -       (2,378)
           Depreciation, depletion and amortization                           3,215        3,010
           Changes in accounts receivable                                    (1,133)        (560)
           Changes in inventory                                                  78           76
           Changes in other current assets                                      (85)         416
           Changes in accounts payable and affiliate payable                    429       (2,092)
           Changes in accrued liabilities and Argentine taxes payable        (2,149)       2,763
           Changes in other assets, other liabilities and other                 192          725
                                                                         ----------   ----------

     Net cash provided by operating activities                                7,453        7,238

CASH FLOW FROM INVESTING ACTIVITIES:
           Capital expenditures                                              (2,562)      (2,186)
           Purchase of investments                                           (1,811)           -
                                                                         ----------   ----------

     Net cash used in investing activities                                   (4,373)      (2,186)

CASH FLOW FROM FINANCING ACTIVITIES:
     Dividends paid ($0.4875/share)                                          (3,588)      (3,588)
                                                                         ----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                                               (508)       1,464

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         15,065       16,048
                                                                         ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $   14,557   $   17,512
                                                                         ==========   ==========

Supplemental disclosures of cash flow information:

     Cash paid during the period for Argentine income taxes              $    5,876   $      250
                                                                         ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      APCO ARGENTINA INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      GENERAL

         The unaudited, consolidated financial statements of Apco Argentina Inc. and subsidiaries (the "Company"), included herein, do not include all footnote disclosures normally included in the annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K.

         In the opinion of the Company, all adjustments, consisting of normal recurring matters, have been made to present fairly the results of the three and nine month periods ended September 30, 2003 and 2002. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

         The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues ("fair value"). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company's assumptions regarding oil and gas prices may change in the future. For the three and nine month periods ended September 30, 2003 and 2002, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

                      APCO ARGENTINA INC. AND SUBSIDIARIES

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

(6)      INVESTMENT IN PETROLERA (FORMERLY PETROLERA PEREZ COMPANC S.A.)

         In 2002, the Perez Companc family sold its interests in Petrolera Perez Companc S.A. ("Petrolera") to Petrolera Brasileiro S.A. and the Company. Pursuant to requirements of the sale-purchase agreements, the name Perez Companc can no longer be associated with Petrolera. Therefore, the Company's name has changed to "Petrolera Entre Lomas S.A."

         The Company uses the equity method to account for its investment in Petrolera, a non-public Argentine corporation. In January 2003, the Company acquired an additional 1.58 percent of Petrolera for $1.8 million and increased its ownership to 40.8 percent.

                      APCO ARGENTINA INC. AND SUBSIDIARIES

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

         As part of the adoption of SFAS 143, an engineering analysis was obtained which projected that through 2016, the last year of the Entre Lomas concession's term, the joint venture partners will be required to plug and abandon 98 wells at an average estimated cost of $24,500 per well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 for the Company's 23 percent direct interest totaled $433 thousand ($456 thousand on September 30, 2002 and $497 thousand on September 30,
         2003). The equity share of the estimated asset retirement obligation as of January 1, 2002, imbedded in the Company's investment in Petrolera totaled $464 thousand ($488 thousand on September 30, 2002 and $580 thousand on September 30, 2003).

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

                       APCO ARGENTINA INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(8)      COMPREHENSIVE INCOME

         Comprehensive income is as follows:

                                                                       Nine months ended
                                                                         September 30,
                                                                    -----------------------
                                                                       2003         2002
                                                                    ----------   ----------
                                                                    (Amounts in Thousands)
Net Income                                                          $    9,935   $    5,041
Other comprehensive loss:
      Minimum pension liability adjustment                                (169)           -
      Income tax benefit on other comprehensive loss                        59            -
                                                                    ----------   ----------
Other comprehensive loss                                                  (110)           -
                                                                    ----------   ----------
Comprehensive income                                                $    9,825   $    5,041
                                                                    ==========   ==========

         Net income and comprehensive income for the third quarter 2003 and the third quarter 2002 were equal.

(9)      SUMMARIZED INCOME STATEMENT INFORMATION FOR PETROLERA

         The Company accounts for its investment in Petrolera using the equity method of accounting. Summarized unaudited income statement information for Petrolera for the nine month periods ended September 30, 2003 and 2002 are as follows:

                                                        Nine months ended
                                                          September 30,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
                                                     (Amounts in Thousands)
Revenues                                             $   60,693   $   43,174
                                                     ----------   ----------
Operating expenses                                       11,594        7,767
Provincial production tax                                 6,083        4,722
Transportation and selling                                1,457        1,104
Depreciation                                              8,306        9,244
Mark to market adjustment                                     -          487
Other (income) expense - net                                (55)         708
Argentine taxes                                          14,402       11,891
Amortization of basis difference                              -         (240)
Foreign exchange losses                                   1,682        2,720
                                                     ----------   ----------
Total expenses                                           43,469       38,403
                                                     ----------   ----------
Net income                                           $   17,224   $    4,771
                                                     ==========   ==========

Apco equity income                                   $    7,027   $    1,607
                                                     ==========   ==========

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

         FINANCIAL CONDITION

         Internally generated cash flow from the Company's interests in the Entre Lomas joint venture is the Company's primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina's economy, the Entre Lomas operation has had the ability to finance the Company's development and exploration expenditures with internally generated cash flow and generate excess cash flow for the Company. The twenty-one month period that has elapsed since December 2001 certainly qualifies as a turbulent period for Argentina's economy. The year 2002 tested both the profitability and cash generating ability of the Company's Argentine operations. It bears repeating here that, in spite of Argentina's economic crisis, in 2002, the Company generated net cash provided by operating activities of $14 million that included dividends received from its investment in Petrolera Entre Lomas S.A. ("Petrolera") totaling $6.4 million.

         In 2003, through the nine months ended September 30, the Company has generated net cash provided by operating activities of $7.5 million that includes dividends received from Petrolera of $4.1 million.

         Reference is made to the section "Argentine Economic and Political Environment" for a description of Argentina's economic crisis. Since the third quarter of 2002, although Argentina has made little progress toward solving the root causes of its economic problems, its economy, by two of the most visible measures, seems to be stabilizing. Since September 30, 2002, when the peso to US dollar exchange rate was 3.74:1 the Argentine peso has regained value vis-a-vis the US dollar, and by September 30, 2003 the exchange rate was 2.92:1. Furthermore, inflation, which surged after Argentina abandoned the convertibility plan at the start of 2002, has slowed to an annual rate of less than 5 percent in the first nine months of 2003.

         The improvement in these two measures is not evidence that Argentina has solved its economic troubles. Progress still needs to be made in three important areas of the economy. A significant portion of Argentina's debt remains in default with only modest progress having been made in negotiations between the government and international creditors. The country's economy is barely coming out of a four year long recession, and unemployment is still higher than 15 percent.

         Nevertheless, the environment in which the Company operates improved as 2002 came to a close and during the first nine months of 2003. Management is hopeful that the administration of newly elected President Nestor Kirchner, who assumed the Presidency in May 2003, will implement policies that enable these favorable trends to continue and ultimately find solutions to the very complex economic problems facing the country.

         OIL PRICES

         World oil prices gradually improved during the latter part of 2002 and the first nine months of 2003, primarily the result of a national oil strike in Venezuela, civil unrest in Nigeria, and the war in Iraq that resulted in oil price speculation. Oil prices have remained near or above $30 throughout the first nine months of 2003. In spite of a specific price limitation imposed by the Argentine government during the first quarter of 2003 that is described below, improved world oil market conditions resulted in significantly higher prices and improved net income for the Company during the first nine months of 2003.

         As reflected in the table of sales prices and production costs on page 19, the per barrel crude oil sales price for the nine months ended September 30, 2003 averaged $28.00 as compared with $22.22 for oil sold during the comparable period in 2002.

         In January 2003, due to the rapid increase in world oil prices and the Argentine government's desire to maintain stability in domestic fuel prices, the Argentine government requested that crude oil producers and refiners agree to cap amounts payable for domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference between the actual price of West Texas Intermediate ("WTI"), the reference price used to determine the Company's oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate of 7 percent. This agreement that was originally scheduled to expire on March 31, 2003, was subsequently extended to September 30, 2003. Negotiations are currently underway to extend the agreement through December 31, 2003. During the first quarter of 2003, the Company's cumulative sales resulting from actual prices exceeding the price cap totaled $560 thousand. In the second and third quarters, this total increased by $37 thousand and $104 thousand, respectively. As of September 30, 2003, the total amount owed to the Company from domestic refiners pursuant to this agreement including accrued interest of $26 thousand totaled $727 thousand.

         The Company exported a significant amount of its crude oil to Brazil during the first quarter of the year. In that quarter, export sales as a percentage of overall oil sales totaled 41 percent. Exports are not affected by the $28.50 price cap; however, they are subjected to the
         16.67 percent tax on oil exports implemented by the Argentine government on April 1, 2002. The Entre Lomas joint venture partners and other Neuquen basin producers that are parties to crude oil sales arrangements currently in effect, did not export oil during the second and third quarters because the economics of selling in country are currently favorable as export sales are subject to the 16.67 percent withholding tax and the price of WTI has fluctuated around the $28.50 cap throughout the second and third quarters.

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

         As reflected in the table of sales prices and production costs on page 19, the Company's average natural gas sales price per thousand cubic foot ("mcf") for the nine months ended September 30, 2003 and 2002 averaged $.46 and $.47 respectively. This compares with the average price for the year 2001 of $1.28.

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

         There is no predicting the outcome of these discussions, however, the current government is expected to take a strong position with respect to future increases in natural gas prices. Some energy experts in Argentina have predicted that the current pattern of steady decline in natural gas production and decreasing natural gas reserves in Argentina, if and when combined with a period of lower than normal precipitation, could eventually result in natural gas and power shortages. This could materialize if such conditions were to cause hydroelectric plants to operate at lower than normal levels and thermal power plants were unable to generate sufficient power to make up the difference due to declining gas supplies. Nevertheless, the level of natural gas and electric power prices and the rate of inflation are politically charged issues in a country where salaries and wages have been significantly devalued due to the country's economic crisis and the government feels pressure to keep natural gas prices at or near current levels.

         PRODUCT VOLUMES

         During the nine months ended September 30, 2003, oil sales volumes, net to the Company's consolidated and equity interests, totaled 1.418 million barrels ("mmbbls"), an increase of 16 percent when compared with 1.221 mmbbls during the comparable period in 2002. The increase is due to three factors; (1) favorable results of the 2003 Entre Lomas development drilling campaign, (2) achieving reductions in production declines in existing fields as a consequence of production and injection well workovers, and continued application of polymer injection used to improve waterflood efficiency in the Charco Bayo/Piedras Blancas field, and (3) volume contribution attributable to the Company's increased ownership in Petrolera resulting from the purchase of additional shares of Petrolera described in the section "Growth Opportunities" on page 15.

         Over the same period, gas sales volumes net to the Company's consolidated and equity interests, totaled 3.4 billion cubic feet ("bcf"), a decrease of 15 percent when compared with 4.0 bcf during the comparable period in 2002. The reduction is due to a decrease in Entre Lomas production volumes, partially offset by an almost doubling of Acambuco production volumes. Entre Lomas gas production has declined due to a lack of investments designed to increase or maintain gas production levels resulting from the significant drop in natural gas prices in Argentina since January of 2002. Acambuco volumes have increased as production from existing wells in the San Pedrito field has increased as the Acambuco joint venture partners find additional markets for their gas.

         LPG sales volumes, net to the Company's consolidated and equity interest, totaled 11.5 thousand tons, an increase of 61 percent when compared with 7.1 thousand tons during the comparable period in 2002. The increase is the result of a revamp of the LPG plant that was completed in mid 2002, and the volume contribution attributable to the aforementioned purchase by the Company of additional shares of Petrolera. The revamp significantly improved plant yields.

         LIQUIDITY

         The Company has always, to the extent possible, made efforts to repatriate profits at every opportunity. Current government regulations allow export customers to pay the Company in US dollars outside of Argentina versus domestic customers that must make payments in Argentina in local currency. As a result, currently exports are a means for repatriation of profits. As described previously, during the second and third quarters the Company sold oil exclusively in Argentina. Consequently, all of its oil sales receipts during these periods were paid in Argentine pesos. The current focus on domestic sales has increased profitability and also helped meet the Company's local currency needs during these quarters when it was in the midst of executing its 2003 capital expenditure program and was required to fund Argentine income tax payments totaling $5.9 million.

         Through the first nine months of 2003, the Company received $4.1 million in dividends from Petrolera.

         CAPITAL PROGRAM

         By September 30, 2003, the Company's capital and investing expenditures, net to its consolidated interests, totaled $4.4 million, including $2.4 million in the Entre Lomas concession, $1.8 million representing the purchase of Fimaipu S.A., and an additional $0.2 million for the purchase of an additional interest in the Canadon Ramirez concession. (Including the Company's equity interest in Petrolera, its total year to date Entre Lomas capital expenditures totals $5.6 million.)

         The original Entre Lomas investment program for 2003 provided for drilling 10 development wells. Due to positive drilling results, and in order to take advantage of a favorable oil price environment, in the third quarter, the partners agreed to amend the program to include drilling an additional 2 development wells and the acquisition of 370 square kilometers of 3D seismic over the remaining southern sectors of the concession that to date lack 3D seismic imaging. The addition of 2 development wells was subsequently increased to 5 wells. The estimated total cost of the additional 5 wells and seismic, net to the Company's combined interests, equals $3 million, of which $1.3 million pertains to its 23% direct interest, and $1.7 million to its equity interest in Petrolera.

         By early November, all additional wells had been drilled and completed and are productive. The 3D seismic program is currently underway and is expected to be completed by the end of the year. It will image either side of the Borde Mocho fields in order to gain a clearer understanding of exploration leads previously identified with 2D seismic.

         No gas development expenditures were scheduled in 2003 in the Acambuco concession. However, as a result of the successful reactivation in 2002 of oil production from the Tupambi formation in one well in the old San Pedro oil field, the Acambuco partners will drill a well targeting the Tupambi formation in the Macueta structure in the northern part of the concession. Drilling this well will get underway in December 2003. After evaluating the condition of the Tupambi reservoir in the old San Pedro oil field, the partners are discussing whether reactivation of additional wells in the field should be discontinued. The old San Pedro oil field is located on the San Pedrito structure from which the Company is currently producing gas from the San Pedrito field.

         GROWTH OPPORTUNITIES

         In the previous 21 months, the Company deployed cash resources to increase its presence in Argentina. In 2002, when the Perez Companc family (the "Family") sold its oil and gas interests in Argentina to Petroleo Braisleiro S.A., the Company seized the opportunity provided by a preferential right it had acquired in 1968 to purchase additional shares in Petrolera and increase its overall ownership interest in the Entre Lomas concession. The Company paid $6.9 million to acquire an additional 5.54 percent of the outstanding shares of Petrolera, the operator of the Entre Lomas concession and owner of a 73.15 percent interest in the Entre Lomas joint venture. Subsequently, in January 2003, the Company purchased all outstanding shares of Fimaipu S.A. for $1.8 million. Fimaipu is a private Argentine holding company whose sole asset is ownership of 1.58 percent of the outstanding shares of Petrolera. These two purchases increased the Company's combined direct and indirect interests in the Entre Lomas joint venture to 52.85 percent.

         Pursuant to requirements of the sale-purchase agreement, for the Family's sale of its oil and gas interests, the name Perez Companc can no longer be associated with Petrolera. As a consequence, Petrolera's name was changed to "Petrolera Entre Lomas S.A."

         Also in January, 2003, the Company purchased an additional 36.82 percent interest in the Canadon Ramirez concession for a consideration of $155 thousand. The purchase increased the Company's interest in the property to 81.82 percent. The Company will act as operator of the concession. Plans are currently being developed to acquire 3D seismic over the eastern portion of the concession and to initiate a program of workovers and recompletions that will reactivate previously drilled wells. These programs will get underway during 2004.

         Despite the backdrop of Argentina's economic turmoil, the Company's management continues to seek additional ways to deploy its financial resources focusing primarily, but not exclusively, on other opportunities in Argentina.

         CAPRICORN PERMIT

         In April 2003, the Company entered into a farm-in agreement with Netherfield Corporation ("Netherfield"), a wholly owned subsidiary of Antrim Energy Inc., a Canadian company with offices in Calgary, Alberta. The agreement entitled the Company to earn a 50 percent interest in an exploration permit granted over the Yacimiento Norte 1/B Block, commonly known as the Capricorn block. Capricorn block has a surface area of 8,182.87 square kilometers, or approximately 2.1 million acres located in the province of Salta in northern Argentina. The Company was to acquire 40 square kilometers of 3D seismic, thereby fulfilling Netherfield's work commitment for the first exploration period pursuant to the terms of an exploration permit granted to it. Prior to the farm-in, Netherfield owned a 100 percent interest in the exploration permit granted in 2001.

         The seismic acquisition commenced in May 2003 and was completed and processed by the end of August. The total cost of the program was $646 thousand. In August, when the Company delivered the completed seismic to Netherfield, it earned, or purchased, a 50 percent working interest in the block and became the joint venture operator. The cost of the seismic was charged as exploration expense during the third quarter 2003.

         Interpretation of the 40 square kilometers of 3D seismic in Capricorn was completed in September. The conclusion is that in the area of a main fault that was the primary target of the interpretation, there is little hope of finding a drilling location that could target a structure of sufficient size in order to make drilling economics interesting given the risk and costs of exploration drilling, and that the probability of finding hydrocarbons up against this fault are, in the opinion of the partners, too low.

         With the completion of the Company's seismic investment in Capricorn, Netherfield has now fulfilled its investment commitment required during the permit's first exploration period that commenced in August 2003. Henceforth, the partners will have two years to evaluate the exploration potential of the block. At the end of the two years, a second exploration period requiring the drilling of an exploration well is optional. If the partners choose to exercise their option, 50 percent of the original block, less any exploitation concession granted, must be relinquished.

         Capricorn acreage completely surrounds the Puesto Guardian concession that currently produces 1,000 barrels per day of oil. The El Vinalar concession, that is immediately to the east of Puesto Guardian and which is also oil productive, is bounded on three sides by Capricorn. Prospective reservoirs in Capricorn lie at depths below 3,000 meters, or 10,000 feet.

         The Company will now commence the evaluation of the entire inventory of previously shot 2D seismic lines that it inherited when it earned its 50 percent interest.

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

         RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2003, the Company generated net income of $3.5 million and $9.9 million, respectively. This compares with net income of $2.4 million and $ 5.0 million for the comparable periods in 2002. Net income for the nine months ended September 30, 2002, included the cumulative effect of implementing SFAS No. 143 that resulted in increasing net income by $2.4 million. Before the cumulative effect of implementing SFAS 143, for the nine months ended September 30, 2002, the Company generated net income of $2.6 million.

         The following variance explanations will focus on a comparison of amounts before the cumulative effect of implementing SFAS No. 143.

         THIRD QUARTER COMPARISON

         The increase in net income of $1.1 million is primarily due to increased operating revenues and greater equity income from Argentine investments. Operating revenues increased by $824 thousand, or 14 percent, due both to higher oil and plant product sales prices and increased plant product sales volumes. Oil and plant product sales prices during the current quarter averaged $27.44 per barrel and $243.65 per metric ton, respectively, as compared with $24.61 per barrel and $168.31 per metric ton, respectively, during the comparable period in 2002. Plant product volumes increased in 2003 as a result of the 2002 revamp of the Entre Lomas LPG plant that resulted in improved plant yields.

         Equity income from Argentine investments increased by $1.2 million compared with the same quarter in 2002. Of the increase, $.4 million is attributable to the previously described purchase by the Company of additional shares of Petrolera. Because the Company's equity income is comprised solely of its share of Petrolera's earnings, all other variance explanations included herein also serve to explain the balance of the increase in equity income. Petrolera's sole business is and has always been its interest in and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are essentially derived from the same operations as the Company.

         The decrease of $315 thousand in Argentine taxes other than income is primarily the result of not paying oil export taxes during the quarter.

         The above favorable variances were partially offset by the following negative variances.

         Operating expense increased by $302 thousand, selling and administrative expense increased by $290 thousand and provincial production taxes increased by $99 thousand, for the same reasons described for these categories of expense in the nine months comparison that follows.

         Exploration expense increased by $727 thousand due to charging to expense the cost of seismic acquired by the Company in the Capricorn block pursuant to the farm-in agreement by which the Company acquired a 50 percent interest in the block, and Company expenses associated with evaluating and interpreting the seismic.

         NINE MONTHS COMPARISON

         The increase in net income before the cumulative effect of change in accounting principle of $7.3 million is primarily due to increased operating revenues and greater equity income from Argentine investments. Operating revenues increased by $4.9 million, or 33 percent, due both to higher oil and plant product sales prices and increased oil and plant product sales volumes. Oil and plant product sales prices during the nine-month period averaged $28.00 per barrel and $253.59 per metric ton, respectively, as compared with $22.22 per barrel and $138.55 per metric ton, respectively during the comparable period in 2002. Oil volumes increased due to the favorable results of the 2003 Entre Lomas development drilling campaign and by achieving reductions in production declines in existing fields. Plant product volumes increased in 2003 as a result of 2002 revamp of the Entre Lomas LPG plant that resulted in significantly improved plant yields.

         Equity income from Argentine investments increased by $5.4 million compared with the first nine months of 2002. Of this increase $1.2 million is attributable to the previously described purchase by the Company of additional shares in Petrolera. Because the Company's equity income is comprised solely of its share of Petrolera's earnings, all other variance explanations included herein also serve to explain the balance of the increase in equity income. Petrolera's sole business is now and has always been its interest in the operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are essentially derived from the same operations as the Company.

         Foreign exchange losses decreased by $835 thousand as a result of a stabilization of the Argentine peso during 2003 compared with the significant devaluation that occurred during the first nine months of 2002.

         The above favorable variances were partially offset by the following negative variances.

         Operating expense increased by $1 million due to higher workover costs and expenses associated with other oilfield services, and compensation adjustments given to employees of Petrolera during the latter part of 2002 and the first quarter of 2003 in response to elevated levels of inflation in 2002. During the first nine months of 2002, in spite of inflation, the peso cost of salaries, wages and oilfield services denominated in Argentine pesos remained relatively unchanged due to the uncertainty in Argentina's overall business environment resulting from the country' economic crisis. As a result, when expressed in US dollars, by September 30, 2002, peso denominated operating expenses had decreased approximately in proportion with the devaluation of the Argentine peso and, as a consequence, had at that time reached atypically low levels. Toward the end of 2002, Argentine energy companies began to provide compensation adjustments to employees in recognition of 2002 inflation levels and prices of oil field services and products also began to increase.

         Selling and administrative expenses increased by $812 thousand due compensation adjustments given to the Company's branch employees during the fourth quarter of 2002 and the first quarter of 2003, increased costs of services associated with greater regulatory compliance and related governance issues, engineering consulting fees, increased costs of insurance and higher audit expenses. For the same reasons described under operating expense, by September 30, 2002, the cost of the Company's branch operation, when expressed in US dollars had decreased approximately in proportion with the devaluation of the Argentine peso and, a consequence, had at that time reached atypically low levels.

         Exploration expense increased by $750 thousand due to charging to expense the cost of seismic acquired by the Company in the Capricorn block pursuant to the farm-in agreement by which the Company acquired a 50 percent interest in the block, and Company expenses associated with evaluating and interpreting the seismic.

         Provincial production taxes increased by $451 thousand and Argentine income taxes increased by $312 thousand. These increases are directly associated with the increases in operating revenues and income before income taxes, respectively.

         The increase of $353 thousand in Argentine taxes other than income is the result of a combination of factors. Production taxes increased in proportion with the increase in operating revenues, bank transaction taxes increased, and the Company paid an asset tax in 2003 on its investments in Argentina. These tax increases were partially offset by lower oil export withholding taxes.

         The following table illustrates total sales of crude oil, condensate, natural gas and gas liquids and average sale prices and production costs for the nine months ended September 30, for the years indicated.

                                                             2003           2002
                                                           ---------      ---------
VOLUMES CONSOLIDATED INTERESTS
Crude oil and condensate (bbls)                              623,809        594,128
Gas (mcf)                                                  1,765,673      2,069,555
LPG (tons)                                                     4,999          3,434

VOLUMES EQUITY INTEREST IN PETROLERA
Crude oil and condensate (bbls)                              794,095        627,327
Gas (mcf)                                                  1,634,522      1,950,072
LPG (tons)                                                     6,480          3,679

TOTAL VOLUMES
Crude oil and condensate (bbls)                            1,417,904      1,221,455
Gas (mcf)                                                  3,400,195      4,019,627
LPG (tons)                                                    11,480          7,113

AVERAGE SALES PRICES (IN U.S. DOLLARS)
Oil (per bbl)                                             $    28.00     $    22.22
Gas (mcf)                                                        .46            .47
LPG (per ton)                                                 253.59         138.55

AVERAGE PRODUCTION COSTS (IN U.S. DOLLARS)
Oil (per bbl)                                             $     9.69     $     7.90
Gas (mcf)                                                        .26            .19
LPG (tons)                                                     21.07          22.17

         Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

         Average production cost is calculated by taking into consideration all costs of production including the costs of well workovers and depreciation of property and equipment. The per unit cost of depreciation included in average oil and gas production costs are for the year 2003, $4.46 per barrel and $.18 per mcf, and for 2002, $4.17 per barrel and $.16 per mcf.

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

         In January 2002, the government defaulted on a significant portion of Argentina's $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002.

         President Duhalde, with the single exception of rescheduling approximately $7 billion of debt in January 2003, was unable to obtain financial assistance from international lending agencies such as the International Monetary Fund and the World Bank and his administration's inability to make significant progress in resolving the country's economic crisis, resulted in an almost total loss of public support.

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

         In September 2003, the Kirchner administration reached agreement with the International Monetary Fund to reschedule $21 billion of debt with various international lending agencies which debt was to mature over the next three years. Subsequently, negotiations commenced in October to restructure Argentina's debt that is currently in default. Since December 2001, the Country's total public debt has grown by $42 billion and now totals $172 billion.

         Refer to the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 for a description of the outcome of the April 27, 2003 election and on page 11 for a discussion of a stabilization in the Argentine peso and a reduction in the level of inflation.

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d) - 15(e) of the Securities Exchange Act) ("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual General Meeting of Stockholders of the Company was held on September 17, 2003. At the Annual General Meeting of Shareholders, two individuals were elected as directors of the Company and five individuals continue to serve as directors pursuant to their prior election. The appointment of Ernst & Young LLP as the independent auditor of the Company for 2003 was ratified.

         A tabulation of the voting at the Annual General Meeting of Shareholders with respect to the matters indicated is as follows:

         Election of Directors

                                         For                    Withheld
                                       ---------                --------
Randy L. Barnard                       7,275,211                  3,284
Robert J. LaFortune                    7,275,192                  3,303

         Ratification of Appointment of Independent Auditors

   For              Against           Abstain
   ---              -------           -------
7,275,348            1,883             1,264

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The exhibits listed below are filed as part of this report:

                  31.1 - Certification of Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Certification of Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc., and by Landy L. Fullmer, Chief Financial Officer of Apco Argentina Inc.

         (b) The Company did not file or furnish any reports on Form 8-K during the quarter for which this report is filed.

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    APCO ARGENTINA INC.
                                                        (Registrant)

         November 12, 2003                         By: /s/Thomas Bueno
                                                       -------------------
                                              President, Chief Operating and
                                                 Chief Accounting Officer
                                             (Duly Authorized Officer of the
                                                       Registrant)

                                    EXHIBITS

INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

31.1 Certification of Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rules 13a - 14(a) and 15d - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Ralph A. Hill, Chief Executive Officer of Apco Argentina Inc., and by Landy L. Fullmer, Chief Financial Officer of Apco Argentina Inc.