Form 10-K
period 2003-12-31
APCO ARGENTINA INC/NEW
filed 2004-03-30
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from                    to

Commission file number 0-8933

APCO ARGENTINA INC.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	EIN 98-0199453
(State or other jurisdiction of Incorporation or organization)

One Williams Center, Mail Drop 26-4 Tulsa, Oklahoma	74172
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (918) 573-2164

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares $.01 Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).,

Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2003, the last business day of the registrants most recently completed second fiscal quarter, was $50,793,616. This value was computed by reference to the closing price of the registrant’s stock of $22.23, as reported to the registrant by the National Association of Securities Dealers. Since the shares of the registrant’s stock trade sporadically in the over-the-counter marker, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily by representative of the actual market value. See Item 5 for more information.

As of March 4, 2004 there were 7,360,311 shares of the registrant’s ordinary shares outstanding.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

PART I

ITEM I. BUSINESS

(a) General Development of Business

Apco Argentina Inc. (“the Company”) is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. The principal business of the Company is its 52.85 percent interest in a joint venture engaged in the exploration, production, and development of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquén in southwest Argentina. The Company also owns a 1.5 percent interest in a joint venture engaged in oil and gas exploration and development in the Acambuco concession located in the province of Salta in northwest Argentina, a 81.82 percent interest in a third joint venture engaged in oil exploration and development in the Cañadón Ramirez concession located in the province of Chubut in southern Argentina, and a 50 percent interest in the Yacimiento Norte 1/B Block, an exploration permit (the “Capricorn Permit”), also located in the province of Salta.

In 2003, for a second year consecutive year, the Company increased its ownership interests in its existing properties. In January 2003, it completed the purchase of all of the outstanding shares of Fimaipu S.A. (“Fimaipu”) for $1.8 million. Fimaipu is a private Argentine holding company whose sole asset is 7,895 shares of Petrolera Entre Lomas S.A. (“Petrolera”), representing 1.58 percent of Petrolera’s total shares outstanding. Petrolera is the operator of the Entre Lomas concession and owns a 73.15 percent interest in the concession. The purchase of Fimaipu increased the Company’s total ownership in Petrolera from its former level of 39.224 to 40.803 percent. Furthermore, because Petrolera owns a 73.15 percent interest in Entre Lomas, the Company’s increased ownership in Petrolera represents an indirect interest of 29.85 percent in Entre Lomas that when combined with its 23 percent direct participation gives the Company a combined direct and indirect participation in the Entre Lomas concession of 52.85 percent.

Also, in January 2003, the Company purchased an additional 36.82 percent interest in the Cañadón Ramirez concession from Tyax S.A. (“Tyax”), a partner in the concession, for a total consideration of $155 thousand. This purchase increased the Company’s interest in Cañadón Ramirez to 81.82 percent.

In April 2003, the Company entered into a farm-in agreement with Netherfield Corporation (“Netherfield”), a wholly owned subsidiary of Antrim Energy Inc., a Canadian company. In August 2003, the Company earned a 50 percent interest in the Capricorn Permit through the farm-in agreement after fulfilling a commitment to acquire seismic in a portion of the permit. The cost to the Company of earning this interest was $650 thousand.

During 2003, the Company generated net income of $12.4 million compared with $7.3 million and $8.5 million during 2002 and 2001, respectively.

Government Regulations

The Company’s operations in Argentina are subject to various laws and regulations governing the oil and gas industry, assessment and collection of income taxes, value added taxes, and other taxes such as royalties and severance, labor laws, and provincial environmental protection requirements. In early January 2002, the Argentine government approved Emergency Law 25,561 that included economic and monetary reforms and related executive decrees that have impacted the Company. These reforms and their impact are described in the sections “Liquidity and Capital Resources” on page 17 and in “Argentine Economic and Political Environment,” on page 27.

(b) Financial Information About Industry Segments

None.

(c) Narrative Description of Business

ENTRE LOMAS

The Company participates in a joint venture with Petrolera and Petrobras Energia S.A. (“Petrobras Energia”), formerly Pecom Energia S.A. (“Pecom Energia”). Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquén in southwest Argentina. The Company’s interest in the joint venture totals 52.85 percent, of which 23 percent is a direct participation and 29.85 percent is an indirect participation through the Company’s 40.803 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a 73.15 percent direct interest in the joint venture.

As described on page 2, in January 2003, the Company purchased all of the outstanding shares of Fimaipu, whose sole asset is 7,895 shares, or 1.58 percent of Petrolera’s total shares outstanding, for $1.8 million. The purchase increased the Company’s ownership in Petrolera to 40.803 percent.

The Fimaipu purchase was completed only four months after the Company increased its stock interest in Petrolera by purchasing 27,700 additional shares in October 2002 from members of the Perez Companc Family (“PC Family”) for $6.9 million. The Company made the 2002 purchase by exercising a right of first refusal to purchase the stock after the announcement by the PC Family in July 2002 of a proposed sale of all of its shares in Petrolera to Petroleo Brasileiro S.A. (“Petrobras”), the Brazilian national oil company. Consequently, the Company purchased its 27,700 shares while Petrobras simultaneously purchased the balance of the PC Family’s shares in Petrolera and the PC Family’s shares in Pecom Energia, now renamed Petrobras Energia. Today the principal shareholders of Petrolera are the Company, Petrobras and Petrobras Energia, in which Petrobras is the majority shareholder.

Joint Venture Agreements

On April 1, 1968, Pecom Energia and Petrolera entered into a joint venture agreement with Apco Oil Corporation pursuant to which Petrolera became operator of the Entre Lomas area that had previously been awarded to Pecom Energia. On July 1, 1970, Apco Oil Corporation transferred its interest in the Entre Lomas area to the Company. Similar joint venture agreements among the Company, Pecom Energia and Petrolera for the development of natural gas and extraction of propane and butane from the Entre Lomas area were entered into February 29, 1972 and March 23, 1977 respectively.

Deregulation

On November 8, 1989, the Argentine government issued decree 1212/89 describing steps necessary to deregulate hydrocarbon production from existing production and development contracts, including Entre Lomas. Originally, the Entre Lomas area was governed by a production service contract. The decree directed YPF, then the national oil company of Argentina, to negotiate with producers to convert such contracts to concessions.

Complete deregulation of the Entre Lomas area was implemented by an agreement with the Argentine government that went into effect January 22, 1991, and amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of hydrocarbons at the moment they are produced through the wellhead. Under this agreement, the concession holders, or joint venture partners, have the right to freely sell produced hydrocarbons in internal or external markets, and have authority over operation of the concession including future exploration and development plans. The partners, throughout the term of the concession, are subject to provincial royalties (which are, in substance, production taxes), turnover taxes, and federal income taxes. These rates of royalties and taxes are fixed by law, are the same for all oil and gas production concessions in Argentina, and are currently 12 percent, 2 percent, and 35 percent, respectively. The Entre Lomas concession term currently runs to the year 2016 with an option to extend the concession for an additional ten-year period with the consent of the government.

Oil Markets

Oil produced in the Entre Lomas concession is sold to Argentine refiners or exported to Brazil and other countries in the southern cone of Latin America. Entre Lomas production is transported to Puerto Rosales, a major industrial port in southern Buenos Aires Province through the Oleoductos del Valle S.A. (“Oldelval”) pipeline system.

A free market for crude oil produced in Argentina has developed since deregulation of Argentina’s energy industry in 1991. Since this market emerged, the per barrel price for Argentine crude oil has been based on the spot market price of West Texas Intermediate (“WTI”) less a discount to provide for differences in gravity and quality. During this time, market conditions have evolved such that the WTI discount per barrel for oil sold in the country has declined gradually as this market has matured.

During 2003, discounts for the sale of oil produced in the Neuquen basin of Argentina fell to less than 50 cents compared with more than $2 shortly after 1991. Discounts for the sale of oil produced in other basins and for oil exports are generally higher.

The entire Argentine domestic refining market is small. The six largest refiners constitute 99 percent of the market. As a result, the Company’s oil sales have historically depended on a relatively small group of customers. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. Refer to Note 5, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.

Gas Markets

The Neuquen basin, wherein the Entre Lomas concession is located, is served by a substantial gas pipeline network that delivers gas to the Buenos Aires metropolitan and surrounding areas, the industrial regions of Bahia Blanca and Rosario and by export pipelines to Chile. Entre Lomas is well situated in the basin with two major pipelines in close proximity.

Since deregulation of Argentina’s gas industry in 1994, the joint venture partners have consistently found markets for Entre Lomas gas, including selling in the spot market. Argentina has a very well developed natural gas market because gas consumption represents approximately 50 percent of the country’s total energy consumption.

Refer to the section “Liquidity and Capital Resources” on page 17 for a description of the impact of economic reforms implemented in 2002 on natural gas prices in Argentina.

Seasonality

Of the products sold by the Company, only natural gas is subject to seasonal demand. Demand for natural gas in Argentina is reduced during the warmer months of October through April, with generally lower natural gas prices during this off-peak period. During 2003, natural gas sales represented 4 percent of the Company’s total operating revenues compared with 6 and 14 percent during 2002 and 2001, respectively. Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.

Petrolera

Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Investment decisions and strategy for development of the concession are agreed upon by the joint venture partners and implemented by Petrolera. Petrolera has a board of 11 directors, 5 of whom are nominees of the Company and 6 of whom are nominees of Petrobras and its affiliates. Petrolera’s operating and financial managers and field personnel are employed exclusively by Petrolera. The Company understands that Petrolera’s sole business at present is its role as operator and owner of a 73.15 percent interest in the Entre Lomas concession.

Petrolera was formerly known as Petrolera Perez Companc S.A. After the sale by the PC Family of all of its shares in Petrolera to the Company and Petrobras, Petrolera changed its name to Petrolera Entre Lomas S.A in October 2003.

The Company’s branch office in Buenos Aires obtains operational and financial data from Petrolera that is used to monitor joint venture operations. The branch provides technical assistance to Petrolera and makes recommendations regarding field development and reservoir management.

Description of the Concession

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes Mountains. It straddles the provinces of Rio Negro and Neuquén approximately 100 kilometers north of the city of Neuquén. The concession covers a surface area of approximately 183,000 acres and produces oil and gas primarily from the Charco Bayo/Piedras Blancas field (“CB/PB”). Three smaller fields, the Entre Lomas, Lomas de Ocampo and El Caracol fields, located to the northwest of the CB/PB field also produce oil and gas. A fifth field, Borde Mocho, located southwest of the CB/PB field also produces oil and gas.

The most productive producing formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of all oil produced in Entre Lomas. The Tordillo also produces associated gas that is both sold and consumed for field operations. The joint venture extracts propane and butane from this gas in its gas processing plant located in the concession. The Tordillo is also the principal producing formation in the Borde Mocho field. Other important formations are the Quintuco, that produces gas from several wells in the CB/PB field and oil in the Entre Lomas, Lomas de Ocampo, El Caracol, and Borde Mocho fields, and the Petrolifera formation that produces gas in the Entre Lomas gas field and some oil in the CB/PB field. Since inception 517 wells have been drilled in the concession, of which at year end, 306 are producing oil wells, 21 are producing gas wells, 126 are active water injection wells, 11 are water producing wells, and 53 wells are either inactive or abandoned.

The CB/PB, El Caracol and Entre Lomas oil fields are secondary recovery projects. Injection of water into the Tordillo reservoir has been introduced in the CB/PB field in phases since 1975. Water injection commenced in the El Caracol field in 1989 and in the Entre Lomas field in 1998.

Charco Bayo/Piedras Blancas Field

The CB/PB field produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986-1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. At year’s end, there were 232 wells producing oil in this field. Secondary recovery was introduced with a successful pilot project in 1975 and has slowly been expanded to include 97 injection wells. The CB/PB field is best described as a mature oil field with remaining development potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

The field’s ultimate development will likely result from a combination of expansion of secondary recovery throughout the entire producing field, infill drilling, continued step out drilling, and recompletion of existing wells with behind pipe reserves. The results of these programs may be enhanced and higher percentage recoveries achieved by improving the efficiency of water injection through various means including modifying existing patterns of water injection, placing idle wells back on production, and the use of polymer injection, which during the last several years has been introduced throughout the field with beneficial results.

Due to the gradual development of this field, recoveries normally attributed to waterfloods after 20 to 30 years, have not been achieved and it is currently estimated that this field has a remaining productive life in excess of twenty years. The Company believes that the limits of this field have not yet been defined in all directions. As a result, there remain undrilled step out locations in the flanks of the structure and infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in the CB/PB field will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 2003, 9 additional wells were drilled and completed as producers.

In the CB/PB field, the Quintuco formation is mainly gas productive and produces from a few gas wells interspersed among the many Tordillo oil wells located on this structure and from dual completion oil wells producing from both the Quintuco and Tordillo formations. Quintuco gas reserves in this field are fully developed.

El Caracol Field

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. At December 31, 2003, there were 20 wells producing oil in this field. Limited additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Eight injection wells are active in this field. During 2003, one development well was drilled and completed as an oil producer.

Entre Lomas

The Entre Lomas structure is located in the central part of the concession to the northwest of the CB/PB field. At the depth of the producing formations, this anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side.

Entre Lomas Oil Reservoirs

The Entre Lomas oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. It now includes 32 producing wells and 21 water injection wells.

This field produced for many years without the benefit of secondary recovery. Reservoir simulation studies predicted that the Entre Lomas oil field would respond favorably to water injection in a manner similar to the response achieved in the El Caracol field. Investments to implement waterflooding in this field commenced in 1997, and after several years of water injection sufficient pressure has now been restored that production declines are diminishing in many of the wells. It is felt that the downdip limits of this field are well defined. No new wells were drilled here in 2003.

Entre Lomas Gas Reservoirs

Deregulation of Argentina’s gas industry in 1994 fueled considerable interest in gas development throughout the country. Starting in 1994, the Entre Lomas partners commenced development of a gas field that is productive from the Petrolifera formation. As of year end, there are nine producing wells in this field. Although the main body of the field now appears to have been defined, additional expansion possibilities exist to the northwest of the Lomas de Ocampo field discussed in the next paragraph. In 2003, no wells were drilled, or recompletions performed with the specific objective of developing additional gas reserves in this region. The pesofication of gas sales contracts that occurred in 2002 and the resulting drop in natural gas prices have caused the postponement of plans to continue the development of the Petrolifera gas reservoir in this region of the concession. Refer to the section “Liquidity and Capital Resources” on page 17 for a description of the impact of economic reforms implemented in 2002 on natural gas prices in Argentina.

Lomas de Ocampo Field

In 1997, the Lomas de Ocampo 4 well, drilled to the northwest of the Entre Lomas gas field, was found to be productive in both the Petrolifera and Quintuco formations. Based on interpretation of seismic data, the partners identified a separate structure that extends toward the northwest. Development drilling has since continued in this direction and the partners have drilled nine additional wells, some of which are Petrolifera and Quintuco dual completion wells while others only reach to the depth of the shallower Quintuco formation. Three field extension wells were drilled in this field in 2003. Of the three, two performed significantly better than expected as the wells encountered a Quintuco formation layer with unanticipated excellent reservoir characteristics. Additional development drilling to the west and northwest is planned for 2004. Seismic based studies are currently underway to evaluate the potential for drilling in the region between Lomas de Ocampo and El Caracol.

Borde Mocho

The Borde Mocho field is the smallest field in the concession. It is located southwest of the CB/PB field near the concession’s southern boundary. To date 9 wells have been drilled and all are producing oil. The discovery well was drilled in 1996. All wells produce from the Tordillo, the main producing formation, and 4 wells are also productive from the Quintuco formation. It is believed that the limits of this field have been identified to the southeast but that additional limited drilling potential may exist to the northwest. One producing field extension well was drilled in 2003 in the northwest. As described in the following paragraph, new 3 dimensional (“3D”) seismic on either side of this field was acquired in 2003 in order to identify subsurface structures and faults that would create potential for trapping hydrocarbon accumulations in this region of the concession.

Exploration

There are approximately 142 thousand undeveloped acres in the Entre Lomas concession. Since inception, 517 wells have been drilled inside the concession of which only a few have been drilled significant distances from the main producing fields. Although the joint venture partners believe the major producing structures have been identified and are being developed, large blocks of the concession remain unexplored.

Since 1993, the Entre Lomas partners have conducted three 3D seismic campaigns. The most recent survey was completed in late 2003 during which the partners acquired 373 square kilometers of 3D seismic over the southern portions of the concession. As a result, with the exception of a thin strip of the concession to the northeast of the Entre Lomas structure, the joint venture has 3D seismic images covering the principal producing fields and all of the surrounding acreage believed to be of most interest. These separate seismic programs are being integrated into one continuous seismic block. The seismic surveys have multiple objectives the first of which is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other important objectives are to evaluate for high risk deep exploration potential in sedimentary sequences that exist between the base of the Petrolifera formation and the basement, and utilize 3D seismic in ways that may help exploit the existing producing fields.

In 2001, the joint venture partners drilled the El Caracol xp-33 well, a deep exploration test in the area of the El Caracol oil field. The principal objective of this well was to investigate the Precuyano formation in the location of an interesting deep structure identified by 3D seismic images. Secondary objectives included investigation of known producing formations in the concession: Quintuco, Tordillo, and Petrolifera. The well was drilled to a total depth of 11,290 feet. Exploration of the Precuyano in the Neuquén basin has been limited to date. The well found gas in the Precuyano formation, but poor reservoir quality prevented production at commercial rates. As a result, the well was completed in the Quintuco formation and is now on production as part of the El Caracol field. Drilling deep wells to unexplored sedimentary horizons is risky and has a low probability of success.

Los Alamos

The Entre Lomas partners identified the Los Alamos area as a target for lower risk exploration through interpretation of 3D seismic images. In the 1970’s, the Los Alamos #1 well was drilled and found the Tordillo formation to be oil productive and with excellent reservoir characteristics. However, after a short production life the well was shut in due to a rapid increase in water production. Seismic images identified the potential for up dip stratigraphic trapping in the direction of the Piedras Blancas field. As a result, the Los Alamos #2 well was drilled, completed and placed on production in 2003. A confirmation well is scheduled to be drilled in 2004.

Environment and Occupational Health

The Argentine Department of Energy and the government of the provinces in which oil and gas producing concessions are located have environmental control policies and regulations that must be adhered to when conducting oil and gas exploration and exploitation activities. In response to these requirements, Petrolera implemented and maintains an Environmental Management System in the Entre Lomas concession needed to comply with ISO 14001: 1996 environmental standards, and OHSAS 18001: 1999 occupational health standards. Independent party audits are conducted annually to assure that the Entre Lomas certifications remain in full force. These standards surpass those required by the local governing authorities.

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

The Acambuco joint venture currently consists of Pan American Energy Investments L.L.C. (“PAE”), an affiliate of British Petroleum PLC that owns 52 percent, Shell C.A.P.S.A. and YPF S.A. which each hold 22.5 percent interests, and Northwest Argentina Corp. and the Company which each hold interests of 1.5 percent. Northwest Argentina Corp. is a subsidiary of The Williams Companies, Inc.

San Pedrito Field

The San Pedrito field discovery well, the San Pedrito x-1 (“SPx1”), was drilled to 14,500 feet and discovered gas in the Huamampampa formation. For this initial well, the Company exercised its non-consent option. Due to mechanical problems, the well only penetrated the upper most section of the Huamampampa and was not adequately tested at that time.

In 1998, the Acambuco partners drilled the San Pedrito x-2 (“SPx2”) well at a location approximately 3 miles south of the SPx1 well. Although the well encountered the Huamampampa formation in a structural position lower than SPx1 well, it successfully tested daily volumes of 20 million cubic feet and 350 barrels of condensate with no water. The Company participated in this confirmation well and has participated in all investments thereafter.

In 1999, a successful long-term production test was conducted in the SPx1. The maximum daily volume achieved in this test was 32 million cubic feet and 470 barrels of condensate. This test indicated that the Huamampampa reservoir in the San Pedrito structure is extensive. As described previously, the Company exercised its non-consent option for this well and will share in its future revenue stream after its partners reach a 300 percent payout limited to this well.

The joint venture partners subsequently drilled the San Pedrito x-3 (“SP x-3”) and San Pedrito x-4 (“SP x-4”) wells with better results. Both wells not only investigated the Huamampampa formation but the deeper Icla and Santa Rosa formations. During 2003, the San Pedrito wells in which the Company participated produced 50 billion cubic feet of natural gas and 859 thousand barrels of condensate, or 750 million cubic feet of gas and 13 thousand barrels of condensate, net to the Company’s 1.5 percent interest.

Macueta Field

In 2000, the joint venture partners drilled the Macueta x-1001 (bis) well on the Macueta structure located just south of the Bolivian border and next to the San Alberto field in Bolivia. This well reached a total depth of 17,500 feet, investigating both the Huamampampa and lcla formations. In 2001, due to lower than expected production test results, the joint venture partners decided to drill a horizontal extension into the crest of the structure. After 1,380 feet of horizontal drilling, the well tested 36 million cubic feet per day of natural gas and 730 barrels per day of condensate. Subsequently the joint venture shot 3D seismic images over the Macueta structure.

In January 2001, the joint venture re-entered the Macueta x-1002, drilled in the early 1980’s with the purpose of sidetracking this well to a more favorable structural position in the Huamampampa formation. In spite of drilling more than 2,600 feet horizontally, the well, for mechanical reasons, was unable to reach the intended target. Production test volumes from the horizontal extension were disappointing. The Macueta structure in Acambuco is believed to be the southern extension of the San Alberto structure where a significant gas field estimated to contain several trillion cubic feet of natural gas is producing on the opposite side of the Bolivian border.

Timing of the future development of the Macueta field is dependent on the prospects for natural gas prices in Argentina. Gas sales from this field require the construction of a gas pipeline and a capacity expansion of the concession’s gas treatment plant which combined are estimated to cost approximately $60 million, or $900 thousand net to Company’s interest. Engineering design and initiating materials purchases for the gas pipeline and treatment plant expansion is planned for 2004 and it is expected that construction will get underway sometime in 2005.

Other

In 1999, the Acambuco partners drilled the Cerro Tuyunti x-1 (“CTx1”) well on the largest of the structures in the concession. The well reached a total depth of 20,300 feet. In late January 2000, the well flowed non-commercial volumes of gas. In 2000, the joint venture acquired and interpreted 3D seismic images over Cerro Tuyunti. The interpretation indicates that the structure should be explored to the north of the CTx1 well.

In 2002, capacity of production and gas treating facilities in Acambuco was expanded to 176 million cubic feet (“mmcf”) per day.

Acambuco is situated in an overthrust belt where drilling can be difficult and costly not only because of the depths of the primary objectives, but also from the risk of mechanical problems during drilling. The costs to drill and complete wells drilled to the Huamampampa formation have ranged from $30 to $40 million.

Acambuco Sales and Markets

Construction of facilities in Acambuco that include gathering lines, a gas pipeline, and a gas treatment plant were completed in 2001. Sales of both natural gas and condensate from the Acambuco joint venture commenced in March 2001.

Acambuco gas is being sold under contracts negotiated by PAE primarily to domestic distribution and industrial customers in the northern part of Argentina.

Oil Fields

In addition to natural gas production, Acambuco also produces oil from the Tupambi formation, which has produced oil from fields elsewhere in the region. An old oil field discovered in the 1920’s in Acambuco, the San Pedro field, produced more than 17 million barrels of oil from the Tupambi. The field was abandoned in 1960. The joint venture partners performed studies of the San Pedro field and defined prospects for reactivating wells to restart oil production. During 2002, three wells were intervened and one is now on production. After evaluating production and pressure data from the Tupambi reservoir in this field, the partners determined that further well reactivations are probably not warranted.

An interpretation of seismic images of the Macueta Sur structure concluded that the subsurface in this structure at the depth of the Tupambi is analogous to subsurface conditions under the San Pedro oil field. As a result, in early 2004, the Acambuco partners commenced the drilling of an exploration well in the Macueta Sur structure to investigate the Tupambi formation. The projected total depth of this well is approximately 7,600 feet and the well is estimated to cost $3.2 million, or $48 thousand, net to the Company.

CAÑADÓN RAMIREZ

The Company owns 81.82 percent in the 92 thousand acre Cañadón Ramirez concession, located in southern Argentina, in the province of Chubut. This region produces hydrocarbons from the Golfo San Jorge basin, the oldest oil-producing province in the country.

As described on page 2, in January 2003, the Company acquired an additional 36.82 percent interest in the concession from Tyax. The Company obtained its original 45 percent interest in Cañadón Ramirez in 1997 from Pan Am Group S.A. (predecessor to Tyax). A third partner in the concession is ROCH S.A. that held a 10 percent interest and exercised its right of first refusal to participate with the Company in the purchase of the Tyax participation. ROCH now owns the remaining 18.18 percent interest. The Company acts as operator of the concession.

During 2003, the Company evaluated what investments are required to properly investigate the potential of Cañadón Ramirez and concluded that funds should be allocated both to exploration and exploitation efforts. In 2004, the partners will acquire 130 square kilometers of 3D seismic images in order to evaluate the eastern side of the concession in the area of the Los Monos structure and immediately to the south. In addition, the partners will undertake a reactivation of wells that were produced by the joint venture in 1997 and 1998, and workovers and recompletions of three additional wells in the concession. The estimated cost of this program is $ 1.6 million or, $ 1.3 million net to the Company’s interest.

Capricorn

In April 2003, the Company entered into a farm-in agreement with Netherfield. The agreement entitled the Company to earn a 50 percent interest in an exploration permit granted over the Yacimiento Norte 1/B Block, commonly known as the Capricorn block. The Capricorn block has a surface area of 8,182.87 square kilometers, or approximately 2.1 million acres located in the province of Salta in northern Argentina. The agreement obligated the Company to acquire 40 square kilometers of 3D seismic images, thereby fulfilling Netherfield’s work commitment for the first exploration period pursuant to the terms of an exploration permit granted to it. Prior to the farm-in, Netherfield owned a 100 percent interest in the exploration permit granted in 2001.

The Company acquired and processed the seismic images at a cost to the Company of $650 thousand and completed its commitment. These cost were expensed in 2003. In August, when the Company delivered the information to Netherfield, it earned a 50 percent working interest in the block and became the joint venture operator.

Interpretation of the seismic in Capricorn was completed in September. The conclusion is that, in the area of a main fault that was the primary target of the interpretation, there is little hope of finding a drilling location that could target a structure of sufficient size in order to make drilling economics viable given the risk and costs of exploration drilling. Furthermore, the probability of finding hydrocarbons up against this fault was, in the opinion of the partners, too low.

With the completion of the Company’s seismic investment in Capricorn, Netherfield fulfilled its investment commitment required during the permit’s first exploration period that commenced in August 2003. Henceforth, the partners will have two years to evaluate the exploration potential of the block. At the end of the two years, a second exploration period requiring the drilling of an exploration well is optional. If the partners choose to exercise their option, 50 percent of the original block, less any exploitation concession granted, must be relinquished.

Capricorn acreage completely surrounds the Puesto Guardian concession that currently produces 1,100 barrels per day of oil. The El Vinalar concession, that is immediately to the east of Puesto Guardian and which is also oil productive, is bounded on three sides by Capricorn. Prospective reservoirs in Capricorn lie at depths below 3,000 meters, or 10,000 feet.

During the fourth quarter of 2003, the Company commenced the evaluation of the entire inventory of previously shot 2 dimensional seismic lines that it obtained when it earned its 50 percent interest in the permit.

EMPLOYEES

At March 1, 2004, the Company had eight full-time employees.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include statements that discuss the Company’s expected future results based on current and pending business operations (also called forward-looking statements). The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this Form 10-K, which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” or similar expressions. These forward-looking statements include, among others, such things as:

•	amounts and nature of future capital expenditures;

•	expansion and growth of the Company’s business and operations;

•	business strategy;

•	estimates of proved gas and oil reserves;

•	reserve potential

•	development drilling potential; and

•	oil and gas prices and demand for those products.

These statements are based on certain assumptions and analysis made by us in light of experience and perception of historical trends, current conditions and expected future developments as well as other factors believed to be appropriate in the circumstances. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties, and risks that may cause future results to be materially different from the results stated or implied in this document.

You should carefully consider the following risk factors in addition to other information in this annual report. Each of these factors could adversely affect the value of an investment in the Company’s securities:

•	changes in economic conditions in Argentina;

•	changes in Argentine laws and regulations to which the Company is subject, including tax, environmental and employment laws, and regulations;

•	political instability in Argentina;

•	conditions of the capital markets the Company utilizes to access capital to finance operations;

•	the availability and cost of capital;

•	the effect of changes in accounting policies;

•	the ability to manage rapid growth;

•	the ability to control costs;

•	currency fluctuations and controls and changes in laws and regulation affecting the currency of Argentina;

•	future unpredictability and volatility of product prices;

•	the ability of the Company and its partners to find markets for produced hydrocarbons;

•	changes in, and volatility of, supply, demand and prices for crude oil, natural gas and other hydrocarbons;

•	the policies of the Organization of Petroleum Exporting Countries;

•	the inherent imprecision of estimates of hydrocarbon reserves, rates of future production and valuation of reserves;

•	the competitiveness of alternative energy sources or product substitutes;

•	the actions of competitors and increased competition in markets in which the Company sells its products;

•	uncertainties associated with petroleum exploration, future activities and results of operations;

•	the cost and effects of legal and administrative claims and proceedings against the Company and its subsidiaries;

•	the potential that certain aspects of the Company’s business that are currently unregulated may be subject to regulation in the future;

•	the continued threat of terrorist activities and the potential for continued military and other actions could adversely affect the Company’s business;

•	strikes, work stoppages and protests could increase the Company’s operating costs;

•	achieving growth is dependent upon the Company’s finding or acquiring additional reserves, as well as successfully developing current reserves, and risks associated with drilling may cause drilling operations to be delayed or cancelled.

(d) Financial Information About Geographic Areas

The Company is a Cayman Islands corporation with executive offices located in Tulsa, Oklahoma and a branch office located in Buenos Aires, Argentina. All of the Company’s operations are located in Argentina.

(i) The Company has no operating revenues in either the Cayman Islands or the United States. Because all of the Company’s operations are located in Argentina, all of its products are sold either domestically in Argentina, or exported from Argentina to either Brazil or Chile. Refer to Note 5 of Notes to Consolidated Financial Statements for a description of sales during the last three years to Petrobras that constitute exports to Brazil and to ENAP S.A. that constitute exports to Chile.

(ii) With exception of cash and cash equivalents deposited in banks in the Cayman Islands and the United States, almost all of which are located in the Cayman Islands, and furniture and equipment in its executive offices, all of the Company’s assets are located in Argentina.

ITEM 2. PROPERTIES

See ITEM 1 (c) for a description of properties and refer to “Unaudited Supplemental Oil and Gas Information” on pages 44 and 45 for tables that present estimates of the Company’s net proved reserves.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information, Number of Shareholders and Dividends

On December 31, 2003, there were 866 record holders of the Company’s ordinary shares, $0.01 par value. The ordinary shares are traded sporadically in the over-the-counter market. The Company understands that the trades that occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low bid prices listed below were provided to the Company by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

		Stock Price
		High	Low	Dividend
Quarter of 2003
	First	$20.500	$16.760	$.16¼
	Second	26.050	20.400	$.16¼
	Third	26.500	22.050	$.16¼
	Fourth	26.750	23.500	$.16¼
Quarter of 2002
	First	$22.650	$14.400	$.16¼
	Second	20.000	17.270	$.16¼
	Third	21.750	17.750	$.16¼
	Fourth	19.250	16.000	$.16¼

The Company has historically paid its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Board of Directors. Refer to “Liquidity and Capital Resources” on page 17 for additional discussion of future dividend payments.

The Company has been advised that: a Cayman Islands company may not pay dividends to shareholders out of its share capital or share premium account; there are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of the Company’s ordinary shares; there are no limitations either under the laws of the Cayman Islands or under the Company’s Memorandum or Articles of Association restricting the right of foreigners to hold or vote the Company’s ordinary shares; there are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of the Company’s ordinary shares are subject; and there are no reciprocal tax treaties between the Cayman Islands and the United States.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any securities of the Company that were not registered under the Securities Act of 1933 during the fourth quarter of 2003.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its equity securities registered pursuant to Section 12 of the Exchange Act of 1934 during the fourth quarter of 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The following historical financial information presented below is derived from the Company’s audited financial statements.

	2003	2002	2001	2000	1999
(Dollars in thousands except per share amounts)
Revenues	$35,833	$23,819	$32,041	$42,912	25,834
Net Income	12,429	7,278	8,461	22,221	9,488
Income per Ordinary Share, Basic and Diluted	1.69	.99	1.15	3.02	1.29
Dividends Declared per Ordinary Share	.65	.65	.65	.65	.65
Total Assets at December 31,	92,116	85,722	82,517	82,984	63,261
Total Liabilities at December 31,	5,845	7,009	6,298	10,442	8,156
Stockholders’ Equity at December 31,	86,271	78,713	76,219	72,542	55,105

Refer to the table “Volume, Price and Cost Statistics” on page 51 for variations in prices that influence the Company’s revenues and net income.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted SFAS 143 “Accounting for Asset Retirement Obligations.” The impact of the implementation is reflected in the Consolidated Statement of Operations on page 33.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Internally generated cash flow from the Company’s interests in the Entre Lomas concession is the Company’s primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina’s economy, the Entre Lomas operation has had the ability to finance development and exploration expenditures with internally generated cash flow. Historically, the Company has not relied on other sources of capital such as debt or equity, in part due to the Company’s focus on development of the Entre Lomas concession, but also due to the turmoil that has periodically affected Argentina’s economy such as the economic crisis of late 2001 and early 2002 that resulted in a significant devaluation of the Argentine peso.

Reference is made to the section “Argentine Economic and Political Environment” on page 27 for a description of the economic crisis. In general, although the aforementioned crisis created a climate of business uncertainty for companies in Argentina, the environment for oil and gas companies operating in the country stabilized as 2002 came to a close and throughout 2003. During this period, the value of Argentina’s currency stabilized, inflation fell to lower than four percent, the country’s economy grew in 2003, and the price of oil improved significantly. Although these positive indicators are noteworthy, two important problems remain unresolved. Argentina’s sovereign debt remains in default and the rate of unemployment remains historically high at 15 percent.

During 2003, the Company generated cash flow from operating activities of $12.1 million, that included $6.1 million in dividends from Petrolera. These amounts compare with net cash provided by operating activities of $14.1 million and $10.2 million, and Petrolera dividends of $6.4 million and $4.7 million for the years 2002 and 2001, respectively.

Of the $12.1 million of operating cash flow generated during 2003, $3.0 million was used for the Company’s capital program, of which almost the entire amount represented funds for the continuing development of the Entre Lomas concession, $1.8 million was used for the previously described purchase of the shares of Fimaipu, and $4.8 million was paid to the Company’s shareholders in the form of dividends. The Company ended 2003 with cash and cash equivalents of $17.6 million, representing an increase of $2.5 million during the year.

Major exploration expenditures included in cash flow from operating activities consist of $1.1 million for the acquisition of 3D seismic both in the Entre Lomas concession and the Capricorn permit.

To date, since the end of 2003, the company has received $2.8 million in dividends from Petrolera.

Purchase of Fimaipu S.A.

In January 2003, the Company purchased all of the outstanding shares of Fimaipu whose sole asset is 7,895 shares, or 1.58 percent of Petrolera’s total shares outstanding for $1.8 million. The purchase increased the Company’s ownership in Petrolera to 40.803 percent representing an indirect interest of 29.85 percent in Entre Lomas that when combined with its 23 percent direct participation gives the Company a combined direct and indirect participation in the Entre Lomas concession of 52.85 percent. The Fimaipu purchase was completed only four months after the Company increased its stock interest in Petrolera by purchasing 27,700 additional shares in October 2002 from the PC Family for $6.9 million.

Effective January 2004, Fimaipu’s name was changed to Apco Argentina S.A.

Oil Prices

Volatility of oil prices has always had a significant impact on the Company’s ability to generate earnings, fund capital requirements and pay shareholder dividends.

World oil prices gradually improved during the latter part of 2002 and throughout 2003, primarily the result of the strike by employees of the national oil company of Venezuela, civil unrest in Nigeria, the war in Iraq, and a gradual improving of economic conditions throughout the world. Oil prices remained near or above $30 per barrel throughout 2003 and have moved higher in early 2004. In spite of a specific oil price limitation imposed by the Argentine government during the first quarter of 2003 that is described below, improved world oil market conditions resulted in significantly higher prices and contributed to improved net income for the Company during 2003.

As reflected in the statistical table on page 51, the per barrel crude oil sales price for 2003 averaged $28.03 compared with $23.04 and $ 24.20 for oil sold during 2002 and 2001, respectively.

Although, the level of oil prices achieved in 2003 had a strong positive impact on the Company’s net income and cash flow during 2003, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during 2004 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could also be impacted by future Argentine governmental actions that may result from future economic turbulence such as what occurred in late 2001 and the first half of 2002. These actions could be detrimental to Argentina’s oil and gas industry.

In January 2003, due to the rapid increase in world oil prices and the Argentine government’s desire to maintain stability in domestic fuel prices, the Argentine government requested that crude oil producers and refiners agree to cap amounts payable for a portion of their domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference between the actual price of West Texas Intermediate (“WTI”), the reference price used to determine the Company’s oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate of seven percent. This agreement that was originally scheduled to expire on March 31, 2003 has since gone through seven iterations. The most recent renewal expires on April 30, 2004. During 2003, 54 percent of the Company’s oil sales in Argentina were subject to the price cap, and cumulative sales resulting from actual prices exceeding the price cap totaled $915 thousand. As of December 31, 2003, the total amount owed to the Company from domestic refiners pursuant to this agreement including accrued interest totaled $954 thousand and is reflected in other long-term assets in the Consolidated Balance Sheet as of December 31, 2003. There currently exists under the cap agreement a maximum WTI price of $36 per barrel. During the first quarter of 2004, the price of WTI has exceeded the $36 maximum. When the price of WTI exceeds $36 per barrel, reimbursement by refiners is limited to the difference between the $36 maximum price and the $28.50 cap.

The Company exported crude oil to Brazil only during the first quarter of the year. Although exports are not subject to the previously described oil price cap, they are subject to a 16.67 percent tax on oil exports implemented by the Argentine government on April 1, 2002 that is described in the section “Argentine Economic and Political Environment” on page 27. During the last three quarters of 2003, the Entre Lomas joint venture partners, and other Neuquen basin producers that sell oil together with the Company and Petrolera, sold to domestic refiners because the net price of selling in country became more favorable, as the discount from WTI offered by domestic refiners during 2003 fell significantly as the year progressed. Currently, the per barrel discount from WTI for the Company’s domestic sales is less than 10 cents.

The Company has always, to the extent possible, made efforts to repatriate profits at every opportunity. Current government regulations allow export customers to pay the Company in US dollars outside of Argentina versus domestic customers that must make payments in Argentina in local currency. As a result, currently exports are a means for repatriation of profits. Nevertheless, the focus on domestic sales in 2003 has benefited the Company by increasing its profitability and providing for local currency needs that included its 2003 capital expenditure program and Argentine income tax payments totaling $7.2 million.

Natural Gas Prices

The Company’s gas is sold to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, the Company’s natural gas prices, expressed in US dollars, have fallen in proportion to the devaluation of the Argentine peso since the end of 2001 due to the pesofication of contracts and freezing of gas prices at the wellhead required by that law. Reference is made to the section “Argentine Economic and Political Environment” on page 27 for a description of the economic crisis that led to the enactment of the economic Emergency Law 25,561.

As reflected in the statistical table on page 51, the Company’s average natural gas sales price per thousand cubic foot (“mcf”) for 2003 averaged $.46 compared with $.42 and $1.28 for 2002 and 2001, respectively.

The price of natural gas in Argentina is expected to improve over time in response to declines in drilling for gas in Argentina that were a consequence of the unfavorable gas price environment of the last two years. Without development of gas reserves in Argentina, supplies of gas in the country have declined, while demand for gas has increased because of the low prices and the resurgence of growth of Argentina’s economy in 2003. Indeed, the Company, as have many other natural gas producers in Argentina, suspended gas development activities both in Entre Lomas and in Acambuco until market conditions improve. No significant investments for the development of natural gas are planned for 2004 in either of the concessions in which the Company produces natural gas.

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

In response to this development, in February 2004, the Argentine government approved measures that enable natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties. The price of gas destined for use by small industrial users and residential customers is not a part of this immediate initiative to increase gas prices in the country. The Entre Lomas gas sales agreement for 2004, provides for a gas sales price in Argentine pesos, that when converted to US dollars, averages $.60 per mcf throughout the coming year. A new gas contract for the sale of a small percentage of Acambuco gas already provides for a gas price that will gradually increase to $.90 per mcf by the winter of 2005. It is expected that Acambuco gas contracts scheduled to expire in 2004 will be either renegotiated or replaced by new contracts that provide for increases in price.

Other than an expectation that natural gas prices will be permitted to increase gradually over time, as has already been demonstrated by the governing authorities, no specific predictions can be made about the future of gas prices in Argentina. The level of natural gas and electric power prices and the rate of inflation in the country are politically charged issues in a country where the purchasing power of salaries and wages were significantly devalued in 2002 due to the country’s economic crisis.

Product Volumes

During 2003, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1.927 million barrels (“mmbbls”), an increase of 16 percent when compared with 1.657 mmbbls during 2002. The increase is due to three factors, all associated with the Entre Lomas concession. There was a significant volume contribution attributable to the Company’s increased ownership in Petrolera resulting from the purchase of additional shares in late 2002 and January 2003. There were also production increases associated with favorable results of the 2003 Entre Lomas development drilling campaign, and achieving reductions in production declines in existing fields as a consequence of production and injection well workovers, and continued application of polymer injection used to improve waterflood efficiency in the Charco Bayo/Piedras Blancas field.

In 2003, gas sales volumes net to the Company’s consolidated and equity interests, totaled 4.6 billion cubic feet (“bcf”), a decrease of 13 percent when compared with 5.3 bcf during 2002. The reduction is due to a decrease in Entre Lomas production volumes even after taking into consideration the Company’s purchase of additional shares of Petrolera. The Entre Lomas decrease was partially offset by a significant increase in Acambuco production volumes. Entre Lomas gas production declined in 2003 due to a lack of investments designed to increase or maintain gas production levels resulting from the significant drop in natural gas prices in Argentina since January of 2002. Acambuco volumes improved by 26 percent as production from the four wells in the San Pedrito field was increased in response to higher demand for natural gas in markets served by the Acambuco concession.

LPG sales volumes, net to the Company’s consolidated and equity interest, totaled 15.4 thousand tons, an increase of 45 percent when compared with 10.6 thousand tons during 2002. The increase is the result of a revamp of the Entre Lomas concession LPG plant that was completed in mid 2002, and the volume contribution attributable to the aforementioned purchase by the Company of additional shares of Petrolera. The revamp significantly improved plant yields.

Market Concentration

As described in Note 5 of the Notes to Consolidated Financial Statements, the Company’s sales to EG3 S.A., an Argentine refiner owned by Petrobras, represent 75.1 percent of its total operating revenues. The six largest refiners are YPF S.A., Shell C.A.P.S.A., Esso S.A., Refinor S.A., EG3 S.A. and Petrobras Energia. Of these, YPF, that represents 57 percent of the total market, refines exclusively crude oil from its own producing concessions, and EG3 and Petrobras Energia are affiliates of Petrobras.

The discounts from WTI negotiated with EG3 throughout 2003 were competitive with prices received by other producers of Medanito crude oil in the Neuquen basin.

Capital Program

The Company’s capital and investing expenditures for 2003, net to its consolidated interests, totaled $4.8 million, including $2.8 million in the Entre Lomas concession, $1.8 million representing the purchase of Fimaipu, and an additional $0.2 million for the purchase of an additional interest in the Cañadón Ramirez concession. (Including the Company’s equity interest in Petrolera, its 2003 Entre Lomas capital expenditures totaled $6.2 million.)

The original Entre Lomas investment program for 2003 provided for drilling 10 development wells. Due to positive drilling results, and in order to take advantage of a favorable oil price environment, in the last half of the year, the partners agreed to amend the program to include drilling an additional 5 development wells and the acquisition of 373 square kilometers of 3D seismic over the remaining southern sectors of the concession that to date lack seismic imaging.

All wells drilled during 2003 were completed and placed on production. The 3D seismic program completed before the end of the year imaged either side of the Borde Mocho field in order to gain a clearer understanding of exploration leads previously identified with 2D seismic. Interpretation of the seismic is currently underway.

No gas development expenditures were scheduled in 2003 in the Acambuco concession. However, as a result of the successful reactivation in 2002 of oil production from the Tupambi formation in one well in the old San Pedro oil field, the Acambuco partners planned to drill a well targeting the Tupambi formation in the Macueta structure in the northern part of the concession in 2003. Drilling this well was postponed beyond 2003 because of weather related delays. However, drilling commenced in February of 2004.

Capital Budget for 2004

Given the current favorable oil price environment, the Entre Lomas joint venture partners have agreed to increase development spending for 2004 compared with previous year’s levels. Currently, the partners plan to drill 21 development wells that include a combination of field extension wells and in-fill wells. In addition, the plan provides for drilling 2 exploration wells that will be contingent upon the identification of new drilling prospects or upgrading previously identified leads to the level of drillable prospects. Exploration wells will likely be drilled to depths required to investigate the known producing formations in the concession. This type of well has a much lower risk profile than deeper wells, such as the El Caracol x-33 exploration well drilled in 2001 that was unsuccessful below the Quintuco formation. However, drilling to investigate deeper sedimentary sequences above the basement is also under consideration. The 2004 spending program also includes conversions of wells to injection, production facility investments, recompletion of wells in existing behind pipe pay, continuation of the ongoing polymer injection program, and an aggressive well workover program. The total Entre Lomas spending program is expected to total just over $30 million, or approximately $7 million, net to the Company’s direct interest, and just over $9 million, net to it’s equity interest.

As a result of the current unfavorable gas price environment in Argentina, no significant investments are planned for the Acambuco concession during 2004. However, as described in the section “Macueta Field” on page 10, engineering design and material purchases for the gas pipeline and expansion of the Acambuco treatment plant, both of which are required to put the Macueta field on production, is planned for 2004. It is expected that construction of these facilities will get underway sometime in 2005.

In the Cañadó Ramirez concession, during 2004, the partners will acquire 130 square kilometers of 3D seismic and undertake a reactivation campaign that will include the workover and stimulation of 6 wells and, when appropriate, the perforation of previously untested zones in each of these wells. The estimated cost of this program is $1.6 million or, $1.3 million net to the Company’s interest.

Capricorn Permit

No significant investments are planned for 2004. The Capricorn partners are evaluating a substantial quantity of 2D seismic that was obtained when the permit was granted. This seismic must be inventoried, reviewed, and reprocessed, if needed, before any interpretive work can commence.

Growth Opportunities

In the previous two years, the Company deployed cash resources to increase its presence in Argentina. As described previously, the Company increased its overall ownership interest in the Entre Lomas concession by virtue of its purchase in 2002 of shares in Petrolera from the PC family for $6.9 million, and its purchase in 2003 of Fimaipu for $1.8 million. These two purchases increased the Company’s combined direct and indirect interests in the Entre Lomas joint venture to 52.85 percent.

In 2003, the Company also purchased an additional 36.82 percent interest in the Cañadó Ramirez concession for a consideration of $155 thousand. The purchase increased the Company’s interest in the property to 81.82 percent.

The Company also acquired a 50 percent interest in the Capricorn Permit by acquiring 3D seismic in order to earn the interest.

Despite the backdrop of Argentina’s economic turmoil since the end of 2001, the Company’s management at this time intends to continue to seek additional ways to deploy its financial resources focusing primarily, but not exclusively, on other opportunities in Argentina.

PUESTO GALDAME

In March 2004, the Company entered into a farmout agreement with Chevron San Jorge S.R.L. (“Chevron”) and Advantage Resources International S.R.L. (“Advantage”), both Argentine companies, whereby the Company undertakes to pay a share of the costs to drill, complete and abandon an exploration well in the CNQ 31 (“Puesto Galdame”) Exploration Permit. The well is planned to be drilled to a depth of 3,200 meters and investigate formations known to be productive in this area of the Neuquen basin in Argentina. Upon fulfillment of the commitment the Company will earn a 22.5 percent working interest in Puesto Galdame. Chevron, which currently holds a 100 percent interest in Puesto Galdame, will act as operator of the property. The Company’s share of the estimated drilling cost will be approximately $720 thousand and increases to approximately $990 thousand if the well is completed.

RESULTS OF OPERATIONS

Refer to Consolidated Statements of Operations on page 33.

2003 vs 2002

During 2003, the Company generated net income of $12.4 million compared with net income of $7.3 million during 2002. Net income for 2002, included the cumulative effect of implementing SFAS No. 143 that resulted in a $2.4 million increase in net income. Before the cumulative effect of implementing SFAS No. 143, during 2002, the Company generated net income of $4.9 million.

The following variance explanations will focus on a comparison of income before the effect of implementing SFAS No. 143.

The increase in income before cumulative effect of change in accounting principle of $7.5 million is primarily due to increased operating revenues and greater equity income from Argentine investments.

Operating revenues increased by $6.5 million, or 32 percent, due both to higher oil and plant product sales prices and increased oil and plant product sales volumes. Oil and plant product sales prices during 2003 averaged $28.03 per barrel and $259.65 per metric ton, respectively, as compared with

$23.04 per barrel and $160.80 per metric ton, respectively, during 2002. Consolidated oil sales volumes increased by 58 thousand barrels, or seven percent, due to primarily to the success of the 2003 Entre Lomas drilling and workover programs. Consolidated plant product volumes increased in 2003 as a result of the 2002 revamp of the Entre Lomas LPG plant that resulted in improved plant yields. The revamp was completed in mid 2002 and required that the plant close for a brief period.

Equity income from Argentine investments increased by $5.5 million compared with 2002. Of this increase $1.3 million is the result of the purchase by the Company of shares in Petrolera in October of 2002, and the purchase of Fimaipu in 2003. These two purchases increased the Company’s ownership in Petrolera from 33.684 percent to 40.803 percent. Because the Company’s equity income is comprised solely of its share of Petrolera’s earnings, all other variance explanations included herein except for selling and administrative expense and exploration expense, also serve to explain the remaining $4.2 million increase in equity income. Petrolera’s sole business is and has always been its interest in and role as operator of the Entre Lomas concession and, as a result, its revenues and expenses are essentially derived from the same operations as the Company.

Foreign exchange losses decreased by $897 thousand as a result of a stabilization of the Argentine peso during 2003 compared with the significant devaluation that occurred in 2002.

The above favorable variances were partially offset by the following negative variances.

Operating expense increased by $1.1 million due to higher workover costs and expenses associated with other oilfield services, and compensation adjustments given to employees of Petrolera during the latter part of 2002 and the first quarter of 2003 in response to elevated levels of inflation in 2002. During the first nine months of 2002, in spite of inflation, the peso cost of oilfield services and salaries and wages denominated in Argentine pesos remained relatively unchanged due to the uncertainty in Argentina’s overall business environment resulting from the country’s economic crisis. As a result, when expressed in US dollars, by the end of the third quarter 2002, peso denominated operating expenses had decreased approximately in proportion with the devaluation of the Argentine peso and, as a consequence, had by that time reached atypically low levels. Toward the end of 2002, Argentine energy companies began to provide compensation adjustments to employees in recognition of 2002 inflation levels and companies providing oil field services and products were able to negotiate price and tariff increases.

Provincial production taxes increased by $731 thousand and Argentine income taxes increased by $820 thousand. These increases are directly associated with the previously described increases in operating revenues and net income, respectively.

Selling and administrative expenses increased by $628 thousand due to compensation adjustments given to the Company’s branch employees during the fourth quarter of 2002 and the first quarter of 2003, increased cost of services associated with greater regulatory compliance and related governance issues, higher engineering consulting fees and increased costs of insurance and audit expenses. For the same reasons described under operating expense, by September 30, 2002, the cost of the Company’s branch operation, when expressed in US dollars had decreased approximately in proportion with the devaluation of the Argentine peso and, as a consequence, had by that time reached atypically low levels.

Exploration expense increased $1.9 million for three reasons. The Company charged to expense the cost of seismic acquired by the Company in the Capricorn permit pursuant to the farm-in agreement by which the Company acquired a 50 percent interest in the permit, and the related expenses associated with evaluating and interpreting the seismic. The Company also charged to expense its net share of the cost of 3D seismic acquired in the Entre Lomas concession during the fourth quarter of 2003. Finally, the Company charged to expense its share of prior year Acambuco expenditures associated with the drilling of the Cerro Tuyunti x-1 (“CT well”) and Macueta x-1002 (“Mac well”) wells. When drilled, the CT well encountered three repetitions of the Tupambi formation that is oil productive elsewhere in the concession and the region. Evaluation in 2003 of seismic over the Cerro Tuyunti structure enabled the partners to determine that there was no structural closure at the level of the Tupambi and as a result the decision was made to not reenter the well for the purpose of testing the Tupambi. The Company also charged to expense the costs of sidetracking the Mac well after determining in 2003 that it will not be placed on production from its horizontal extension when the Macueta field is put on production in the future.

2002 vs 2001

During 2002, the Company generated net income of $7.3 million compared with $8.5 million during 2001. Net income for 2002 included the cumulative effect of implementing SFAS No. 143 that resulted in increasing net income by $2.4 million. Before the cumulative effect of implementing SFAS No. 143, the Company generated 2002 net income of $4.9 million.

The following variance explanations will focus on a comparison of income before the effect of implementing SFAS No. 143.

Operating revenues decreased by $5.3 million, or 21 percent. Lower oil and gas sales constitute almost the entire decrease. Oil sales declined by $2.4 million caused by a reduction in the Company’s average oil sale price of $1.16 per barrel and a decrease in total consolidated oil sales volumes of 60 thousand barrels. Gas sales declined by $2.5 million caused by a reduction in the Company’s average gas sale price of $.85 per thousand cubic feet (“Mcf”).

Financial and other revenues decreased by $539 thousand due to significantly lower interest yields on the Company’s bank deposits.

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

Argentine taxes other than income increased by $973 thousand almost entirely due to the effects of the 16.67 percent export tax that the Argentine government implemented in early 2002.

Foreign exchange losses increased by $1.2 million as a result of the greater level of devaluation of the Argentine peso that occurred in 2002 versus 2001. Refer to “Argentine Economic and Political Environment” on page 27 for a description of the Argentine pesos devaluation during 2002.

Argentine income taxes increased by $851 thousand in spite of a decrease in net income before income taxes because the rise in the peso to US dollar exchange rate caused peso revenues to rise disproportionately with the increase in peso expenses. This occurred primarily because oil is a dollar denominated commodity. In addition, the failure of the Argentine tax authority to adopt inflation accounting in 2002 diminished the magnitude of peso depreciation in arriving at taxable income.

The above negative variances in operating revenues, financial and other revenues, depreciation, Argentine taxes other than income, foreign exchange losses, and Argentine income taxes were partially offset by favorable variances in operating expense, provincial production tax, transportation and storage expense and Argentine selling and administrative expense. All but provincial production taxes decreased primarily as a result of the reduced dollar cost of operating in Argentina that resulted from the devaluation of the Argentine peso in 2002. Provincial production taxes declined as a direct result of the decrease in operating revenues.

The devaluation of the Argentine peso was only part of the reason for the $3.1 million decrease in selling and administrative expense. The primary cause of the decrease was the $2.3 million of costs incurred in 2001 that were directly associated with the proposed merger between the Company and Globex that was terminated in December 2001 by a mutual agreement of the parties.

The decrease of $2.4 million in equity income from Argentine investments relates to decreased equity income from Petrolera. All of the variance explanations described in the preceding paragraphs, except for the variations in financial and other revenues and selling and administrative expense, apply as well to Petrolera because Petrolera’s sole business is its ownership interest in the Entre Lomas concession. Petrolera sells its oil and gas to the same customers as the Company under the same conditions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s independent reserve engineer bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to the Company’s consolidated financial statements, contained elsewhere in this report on Form 10-K, contains a comprehensive summary of the Company’s significant accounting policies. The following is a discussion of the Company’s most critical accounting policies, and judgments and uncertainties that are inherent in the Company’s application of GAAP:

Proved reserve estimates. Estimates of the Company’s proved reserves included in the unaudited supplemental oil and gas information in this report on Form 10-K are prepared in accordance with guidelines established by GAAP and by the United States Securities and Exchange Commission (“SEC”). The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the third party reserve engineer that prepares the estimate.

The Company’s proved reserve information is based on estimates prepared by its independent reserve engineer. Estimates prepared by others may be higher or lower than the Company’s estimates. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

The present value of future net cash flows should not be assumed to be the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company’s estimates of proved reserves materially impact depreciation, depletion and amortization expense. If the estimates of proved reserves decline, the rate at which the Company records depreciation, and amortization expense increases, reducing net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves. In addition, the decline in proved reserve estimates may impact the outcome of the Company’s assessment of its oil and gas producing properties for impairment.

Revenue recognition. Revenue is a key component of the Company’s results of operations and also determines the timing of certain expenses, such as severance taxes and royalties. The Company’s policy is to recognize revenues when oil and gas are delivered to the purchaser.

Impairment of oil and gas properties. The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. The most important consideration for the Company in testing for impairment is oil and gas prices. As of December 31, 2003, for impairment testing purposes, the Company’s proved properties can withstand a significant drop in product price forecasts before the estimated value of its properties would approximate their carrying value.

Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation is based on an estimate of the number of wells expected to be abandoned through the last year of the Entre Lomas concession term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by operations engineers, and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company’s Balance Sheets will take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the recent economic turmoil in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

Argentina economic and currency measures. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells as a result of new taxes; (ii) the timing of repatriations of cash to the US; (iii) the Company’s asset valuations; and (iv) peso-denominated monetary assets and liabilities.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not used derivatives to hedge price volatility.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Argentina’s political climate.

Argentine Economic and Political Environment

During the decade of the 1990’s, Argentina’s government pursued free market policies, including the privatization of state owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one US dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid 1990’s. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001 resulted in the accumulation of $130 billion of debt.

Today Argentina finds itself in a critical economic situation that combines high levels of external indebtedness, a financial and banking system in crisis, a country risk rating that has reached levels beyond the historical norm, atypically high levels of unemployment and an economic contraction that has lasted four years.

Late in 2001, the country was unable to obtain additional funding from the International Monetary Fund. Economic instability increased resulting in substantial withdrawals of cash from the Argentine banking system that occurred over a short period of time. The government was forced to implement monetary restrictions and placed limitations on the transfer of funds out of the country without the authorization of the Central Bank of the Republic of Argentina. Then President De la Rua and his entire administration were forced to resign in the face of public dissatisfaction. After his resignation in December 2001, there was for a few weeks a revolving door of Presidents that were appointed to office by Argentina’s congress but quickly resigned in reaction to public outcry. Eduardo Duhalde was appointed President of Argentina in January 2002 to hold office until the next Presidential election in 2003.

In January 2002, the government defaulted on a significant portion of Argentina’s $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The percent of this tax is 16.67 percent for oil exports and 4.76 percent for natural gas liquids such as propane and butane produced by the Company in Entre Lomas. The second provision, is the requirement that domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars were converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation. Refer to the table of Volume, Price and Cost Statistics on page    for the evolution of natural gas prices since 2001.

The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization.

Nestor Kirchner, the former governor of the province of Santa Cruz since 1991 won the April 27, 2003 presidential elections. In September 2003, the Kirchner administration reached agreement with the International Monetary Fund to reschedule $21 billion of debt with various international lending agencies which debt was to mature over the next three years. Negotiations are underway to restructure Argentina’s debt that is currently in default. Since December 2001, the Country’s total public debt has grown by $42 billion and now totals $172 billion.

In 2003, the Argentine economy grew at a rate of 8 percent, and if conditions remain stable the government is projecting growth for 2004 of 4 percent. Of course this growth comes on the heels of the severe economic contraction that occurred in the previous four years but it is a positive indicator for the future. Argentina’s ability to successfully renegotiate its foreign debt depends in large part on economic growth. At December 31, 2003, the peso to US dollar exchange rate was 2.93:1, and the rate of inflation for 2003 was 3.5 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Auditors	30
Report of Independent Public Accountants	31
Consolidated Balance Sheets
December 31, 2003 and 2002	32
Consolidated Statements of Operations
Three Years Ended December 31, 2003	33
Consolidated Statements of Stockholders’ Equity
Three Years Ended December 31, 2003	34
Consolidated Statements of Cash Flows
Three Years Ended December 31, 2003	35
Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Apco Argentina Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 1, 2002.

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

In our opinion, the 2002 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Argentina Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

ERNST & YOUNG LLP

Tulsa, Oklahoma
March 19, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Apco Argentina Inc.:

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. (a Cayman Islands corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
March 1, 2002

(This report of independent accountants is a copy of the previously issued March 1, 2002 report. The report has not been reissued by Arthur Andersen LLP).

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands Except Share and Per Share Amounts)	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$17,571	$15,065
Accounts receivable	2,633	2,223
Inventory	143	310
Other current assets	75	144

Total Current Assets	20,422	17,742

Property and Equipment:
Cost, successful efforts method of accounting	63,884	61,613
Accumulated depreciation, depletion and amortization	(35,776)	(31,494)

	28,108	30,119

Argentine investments, equity method	41,540	36,809
Other assets	2,046	1,052

	$92,116	$85,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,109	$917
Affiliate payable	458	220
Accrued liabilities	955	710
Argentine income taxes payable	1,119	3,116
Dividends payable	1,196	1,196

Total Current Liabilities	4,837	6,159

Long-term liabilities	947	581
Deferred Argentine income taxes	61	269
Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares outstanding in 2003 and 2002	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(87)	—
Retained earnings	76,958	69,313

Total Stockholders’ Equity	86,271	78,713

	$92,116	$85,722

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands Except Per Share Amounts)	For the Years Ended December 31,
	2003	2002	2001
REVENUES:
Operating revenues	$26,603	$20,092	$25,384
Equity income from Argentine investments	9,009	3,514	5,905
Financial and other revenues	221	213	752

	35,833	23,819	32,041

COST AND EXPENSES:
Operating expense	4,856	3,716	7,040
Provincial production tax	2,797	2,066	2,828
Transportation and storage	418	367	912
Selling and administrative	2,088	1,460	4,604
Depreciation, depletion and amortization	4,282	4,662	3,112
Exploration expense	1,898	2	1,296
Argentine taxes other than income	1,597	1,330	357
Foreign exchange losses	818	1,715	557
Other expense, net	314	85	209

	19,068	15,403	20,915

Income before Argentine income taxes and cumulative effect of change in accounting principle	16,765	8,416	11,126
Argentine income taxes	4,336	3,516	2,665

Income before cumulative effect of change in accounting principle	12,429	4,900	8,461
Cumulative effect of change in accounting principle, net of Argentine income taxes of $583 thousand	—	2,378	—

NET INCOME	$12,429	$7,278	$8,461

Earnings per ordinary share – basic and diluted:
Income before cumulative effect of change in accounting principle	$1.69	$0.67	$1.15
Cumulative effect of change in accounting principle	—	0.32	—

NET INCOME PER SHARE	$1.69	$0.99	$1.15

Average ordinary shares outstanding - basic and diluted	7,360	7,360	7,360

Pro forma effect assuming the change in accounting principle is applied to all periods:
NET INCOME	$12,429	$4,900	$8,864

NET INCOME PER SHARE	$1.69	$0.67	$1.20

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts In Thousands Except Per Share Amounts)

			Accumulated
		Additional	Other
	Ordinary	Paid-in	Comprehensive	Retained
	Shares	Capital	Loss	Earnings	Total
BALANCE, January 1, 2001	$74	$9,326	$—	$63,142	$72,542
Net income	—	—		8,461	8,461
Dividends declared
($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2001	$74	$9,326	$—	$66,819	$76,219
Net income	—	—	—	7,278	7,278
Dividends declared
($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2002	$74	$9,326	$—	$69,313	$78,713
Comprehensive Income:
Net income	—	—	—	12,429	12,429
Minimum pension liability of equity affiliate (net of Argentine taxes of $47 thousand)	—	—	(87)	—	(87)

Total Comprehensive Income					12,342

Dividends declared
($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2003	$74	$9,326	$(87)	$76,958	$86,271

The accompanying notes are an integral part these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,429	$7,278	$8,461
Adjustments to reconcile net income to cash provided by operating activities:
Equity income from Petrolera investment	(9,009)	(3,514)	(5,905)
Dividends from Petrolera	6,089	6,386	4,717
Deferred income taxes	(208)	(296)	(251)
Cumulative effect of change in accounting principle	—	(2,378)	—
Depreciation, depletion and amortization	4,282	4,662	3,112
Prior year exploration costs charged to expense	706	—	492
Other changes in property and equipment	—	—	12
Changes in accounts receivable	(410)	(69)	2,751
Changes in inventory	167	(17)	15
Changes in other current assets	69	498	(141)
Changes in accounts payable	192	(3,103)	1,825
Changes in affiliate payable	238	200	(64)
Changes in other current liabilities	(1,752)	3,372	(4,905)
Changes in other assets, other liabilities and other	(715)	1,045	109

Net cash provided by operating activities	12,078	14,064	10,228

CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(2,977)	(3,315)	(5,972)
Purchase of investments	(1,811)	(6,948)	—

Net cash used in investing activities	(4,788)	(10,263)	(5,972)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(4,784)	(4,784)	(4,784)

NET CHANGES IN CASH AND CASH EQUIVALENTS	2,506	(983)	(528)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,065	16,048	16,576

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,571	$15,065	$16,048

Supplemental disclosures of cash flow information:
Cash paid during the year for Argentine income taxes	$7,201	$475	$5,968

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiaries, Apco Properties Ltd. (a Cayman Islands corporation) and Apco Argentina S.A. (an Argentine corporation), all of which are herein collectively referred to as (“the Company”). The Company has only one business segment and is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal businesses are a 23 percent participation in the Entre Lomas Concession (Entre Lomas, an unincorporated joint venture), which is accounted for using the proportional consolidation method, and a 40.803 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 3). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. The Company also owns a 1.5 percent interest in the Acambuco concession, an 81.82 percent interest in the Can~ado ´n Ramirez concession and a 50 percent interest in the Capricorn Permit. All of the Company’s operating revenues and equity income, and all of its long-lived assets are in Argentina. All percentage interests are as of December 31, 2003.

A wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) currently owns 68.96 percent of the outstanding ordinary shares of the Company.

Oil and gas operations are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

Because the Company’s assets are located in Argentina, management has historically been required to deal with threats from inflation, devaluation and currency controls.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

Change in Accounting Policy

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 143 as described in “Property and Equipment.”

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2003, 2002 and 2001, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

During the early 1990’s the Argentine Department of Energy and Argentine provinces implemented environmental regulations for Argentina’s energy industry including oil and gas operations. Among those regulations were resolutions covering the plugging and abandonment of oil and gas wells. As a result, the Company recognized it would be required to incur future plugging and abandonment costs for wells in the concessions and began to gradually accrue for such future costs. Prior to January 1, 2002, the Company accrued future abandonment costs of wells and related facilities through its depreciation and amortization calculation, and included the cumulative accrual in accumulated depreciation, depletion and amortization.

Effective January 1, 2002, the Company early adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. As required by the new standard, we recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2002. However, as the amount accrued by the Company prior to adoption of SFAS No. 143 was in excess of the amount

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

required under the provisions of SFAS No. 143, implementation of the standard resulted in an increase in 2002 net income of $2.4 million, which was classified as a cumulative effect of change in accounting principle. The effect of adoption on operating expenses in 2002 was immaterial.

As part of the adoption of SFAS No. 143, an engineering analysis was obtained which projected through the last year of the Company’s concession term, the number of wells that would require plugging and abandoning and the estimated cost to abandon a well.

The Company’s asset retirement obligation is based on an estimate of the number of wells expected to be abandoned through the last year of the Entre Lomas concession term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by operations engineers, and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company’s Consolidated Balance Sheets will take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the recent economic turmoil in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time. The change in the total asset retirement obligation from December 31, 2002 to December 31, 2003 relates to the accretion of the obligation.

Net Income per Ordinary Share

Net income per ordinary share is based on the weighted average number of ordinary shares outstanding. Basic and diluted net income per ordinary share are the same, as the Company has not issued any potentially dilutive securities such as stock options.

Foreign Exchange

The general policy followed in the translation of the Company’s financial statements of foreign operations into United States dollars is in accordance with SFAS No. 52, “Foreign Currency Translation,” using the United States dollar as the functional currency. Accordingly, translation gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar, are included in results of operations as incurred.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Income Taxes

Deferred Argentine income taxes are computed using the liability method and are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Recent Accounting Standards

In 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002; hence, initial adoption of this Statement on January 1, 2003, did not have any impact on our results of operations or financial position.

The SEC staff, in a letter to the EITF Chairman, raised the issue of classification of leased mineral rights, for companies subject to SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” that acquire leased mineral rights. Specifically, the SEC staff has stated its view that leased mineral rights meet the definition of an intangible asset under SFAS No. 141, “Business Combinations” and are thus subject to the disclosure requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2003 and 2002, the Company did not have any material leased mineral rights. If the EITF were to require this reclassification, it is our management’s opinion that the impact to our consolidated financial statements will not be material.

(2)	Entre Lomas Joint Venture

As discussed in Note 1, the Company owns a 23 percent direct interest in Entre Lomas. It also owns a 29.85 percent indirect interest by virtue of its 40.803 percent stock ownership in Petrolera, the operator of the joint venture, which owns 73.15 percent of the joint venture. Consequently, the Company’s combined direct and indirect interests in the Entre Lomas joint venture total 52.85 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquén in southern Argentina.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(3)	Investment in Petrolera Entre Lomas S.A.

As described in Note 1, the Company accounts for its investment in Petrolera using the equity method of accounting, whereby the investment account is increased, when equity income is recognized, for the Company’s share of Petrolera’s net income. Dividends from Petrolera are recorded as a reduction of the investment. Petrolera is a non-public Argentine corporation. Summarized financial position and results of operations of Petrolera are as follows:

Financial position at December 31, 2003 and 2002 is as follows (in thousands of dollars):

	2003	2002
Current Assets	$23,060	$14,597
Non current assets	90,477	94,027
Current liabilities	11,847	14,003
Non current liabilities	2,576	2,311

Results of operations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands of dollars):

	2003	2002	2001
Revenues	$82,582	$63,162	$82,064
Expenses	44,257	42,696	53,761
Income before cumulative effect of change in accounting principle	22,081	10,246	18,104
Cumulative effect of change in accounting principle	—	3,704	—
Net Income	22,081	13,950	18,104

(4)	Cash Equivalents

Cash and cash equivalents include highly liquid bank deposits of $12.5 million and $13.2 million as of December 31, 2003 and 2002, respectively, with interest ranging from 0.375 – 0.6875 percent in 2003 and 0.75 – 1.125 percent in 2002. The Company considers all investments with a maturity of three months or less to be cash equivalents.

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(5)	Major Customers

Sales to customers with greater than ten percent of total operating revenues consists of the following:

	For the Years Ended December 31,
	2003	2002	2001
EG3 S.A.	75.1%	34.1%	*
Petrobras S.A.	*	27.4%	48.8%
ENAP S.A.	*	11.7%	*
Shell C.A.P.S.A.	*	*	21.9%

*	Less than 10 percent

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

(6)	Related Party Transactions

The Company incurred charges of $507,000, $303,000, and $560,000 in 2003, 2002, and 2001, respectively, from Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. Accounts payable to Williams and affiliates outstanding at December 31, 2003 and December 31, 2002, were approximately $458,000 and $220,000 respectively.

The Company is dependent on Williams as it relates to certain employees performing services for the Company, and certain other costs such as rent, reproduction, office supplies, computer support, etc. Williams directly charges the Company monthly for the time associated costs of employees based on an allocation of time dedicated to the affairs of the Company. The Company also incurs an executive support charge primarily for the time spent by certain employees of Williams that serve as executive officers or directors of the Company.

(7)	Cayman Islands and United States Income Taxes

The Company incorporated in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. Federal income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company’s income during 2003, 2002, and 2001 was generated outside the United States.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(8)	Argentine Taxes

The Company recorded expenses for Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

	For the years ended December 31,
	2003	2002	2001
Income taxes
Current	$4,540	$3,812	$2,465
Deferred	(204)	(296)	200
Other taxes	1,597	1,330	357

	$5,933	$4,846	$3,022

Argentine income taxes payable at December 31, 2003 and 2002 were $1.1 million and $3.3 million, respectively.

The deferred Argentine income tax provision relates primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax liability at December 31 consists of the following (in thousands of dollars):

	2003	2002
Property basis difference and asset retirement obligation	$210	$261
Retirement plan obligation	(149)	8

	$61	$269

Tax Disputes

In August 1993, the Direccion General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507. After a lengthy judicial process that lasted seven years and included various appeals in May 2000, the Argentine Supreme Court ruled in favor of the DGI. As a result, the Entre Lomas joint venture partners paid the 9.2 million peso deposit which is refundable 5 years from July 2000, the date of payment. The Company’s 23 percent share of this deposit is included in Other Assets in the Company’s Consolidated Balance Sheets.

According to Petrolera’s legal counsel, there have been no changes with respect to the legislation related to this deposit indicating that the terms and conditions established for reimbursement have been altered.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(9)	Long-Term Liabilities

At December 31, 2003 and 2002, long-term liabilities consisted of the following (in thousands of dollars):

	2003	2002
Long-term liabilities
Retirement obligations	$367	$78
Asset retirement liability	533	463
Other long-term obligations	47	40

	$947	$581

(10)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in Thousands Except Per Share Amounts)
2003
Revenues	$8,989	$8,638	$9,116	$9,090
Costs and expenses	5,518	5,642	5,648	6,596
Net income	3,471	2,996	3,468	2,494
Net income per ordinary share	.47	.41	.47	.34
2002
Revenues	$4,320	$5,058	$7,050	$7,391
Costs and expenses	4,637	4,449	4,679	5,154
Income (loss) before cumulative effect of change in accounting principle	(317)	609	2,371	2,237
Cumulative effect of change in accounting principal, net of Argentine income taxes	2,378	—	—	—
Net income	2,061	609	2,371	2,237
Income (loss) per ordinary share before cumulative effect of change in accounting principle	(.04)	.08	.32	.31
Cumulative effect per share of change in accounting principle	.32	—	—	—
Net income per ordinary share	.28	.08	.32	.31

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Oil and Gas Reserves

The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers:

Proved Oil, Condensate and
Plant Products

	(Millions of Barrels)
		Equity
	Consolidated	Interest
	Interests	Petrolera	Total
December 31, 2000	15.5	16.3	31.8
Revisions of previous estimates:
Engineering revisions	(1.3)	(1.3)	(2.6)
Reclassification to probable	(2.3)	(2.3)	(4.6)
Extensions and discoveries	0.2	0.1	0.3
Production	(0.9)	(1.0)	(1.9)

December 31, 2001	11.2	11.8	23.0

Proved developed as of December 31, 2001	6.5	6.8	13.3
Proved undeveloped as of December 31, 2001	4.7	5.0	9.7

December 31, 2001	11.2	11.8	23.0
Revisions of previous estimates:
Engineering revisions	0.7	0.8	1.5
Extensions and discoveries	0.2	0.2	0.4
Acquisition of reserves	—	1.9	1.9
Production	(0.9)	(0.9)	(1.8)

December 31, 2002	11.2	13.8	25.0

Proved developed as of December 31, 2002	6.7	8.3	15.0
Proved undeveloped as of December 31, 2002	4.5	5.5	10.0

December 31, 2002	11.2	13.8	25.0
Revisions of previous estimates:
Engineering revisions	(0.3)	(0.4)	(0.7)
Extensions and discoveries	0.4	0.5	0.9
Acquisition of reserves	—	0.5	0.5
Production	(0.9)	(1.2)	(2.1)

December 31, 2003	10.4	13.2	23.6

Proved developed as of December 31, 2003	6.5	8.2	14.7
Proved undeveloped as of December 31, 2003	3.9	5.0	8.9

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers:

Natural Gas

	(Billions of Cubic Feet)
		Equity
	Consolidated	Interest
	Interests	Petrolera	Total
December 31, 2000	32.9	26.3	59.2
Revisions of previous estimates:
Engineering revisions	(2.2)	(2.3)	(4.5)
Reclassification to probable	(1.2)	(1.3)	(2.5)
Extensions and discoveries	4.9	0.5	5.4
Production	(2.9)	(2.9)	(5.8)

December 31, 2001	31.5	20.3	51.8

Proved developed as of December 31, 2001	20.8	16.8	37.6
Proved undeveloped as of December 31, 2001	10.7	3.5	14.2

December 31, 2001	31.5	20.3	51.8
Revisions of previous estimates:
Engineering revisions	8.5	10.0	18.5
Acquisition of reserves	—	4.3	4.3
Production	(4.0)	(3.7)	(7.7)

December 31, 2002	36.0	30.9	66.9

Proved developed as of December 31, 2002	28.6	26.4	55.0
Proved undeveloped as of December 31, 2002	7.4	4.5	11.9

December 31, 2002	36.0	30.9	66.9
Revisions of previous estimates:
Engineering revisions	1.5	0.4	1.9
Extensions and discoveries	0.3	0.4	0.7
Acquisition of reserves	—	1.2	1.2
Production	(3.8)	(3.6)	(7.4)

December 31, 2003	34.0	29.3	63.3

Proved developed as of December 31, 2003	30.7	25.0	55.7
Proved undeveloped as of December 31, 2003	3.3	4.3	7.6

A portion of the total Entre Lomas natural gas reserves are consumed in field operations. The increase due to revisions of previous estimates of 18.5 billion cubic feet of natural gas in the preceding reconciliation for 2002 reflects a one-time adjustment to recognize as reserves the estimated natural gas to be consumed in field operations. Because the estimated volume is expected to be consumed under current methods of operation, it is assumed not to be available for sale.

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Due to changed circumstances in Argentina resulting from the country’s economic problems during 2001 and 2002, the Entre Lomas joint venture partners judged that because the granting of the ten-year extension requires government approval, it is appropriate to differentiate between reserves estimated to be produced through 2016, and reserves expected to be produced over the ten-year extension period. Although the Entre Lomas partners have since 1968 successfully obtained Entre Lomas contract extensions on several occasions, both Apco and Petrolera feel that reserves attributable to the extension period, or 2017-2026, that would otherwise be classified as proved using conventional engineering methods of estimating reserves, should in light of changed circumstances, be reclassified to the probable category. This reclassification was made as of December 31, 2001 and is identified separately in the preceding reconciliation tables of oil and gas reserves for the year 2001.

There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 2003.

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina:

	(Millions of U.S. Dollars) (5))
		Equity
	Consolidated	Interest
	Interests	Petrolera	Total
As of December 31, 2003
Future revenues (1 and 2)	$309	$385	$694
Future expenditures (3)	125	156	281

	184	229	413
Argentine taxes (4)	58	74	132

Future net cash flows	126	155	281
Effect of discounting 10%	49	59	108

Standardized measure of discounted future net cash flows	$77	$96	$173

As of December 31, 2002
Future revenues (1 and 2)	$323	$392	$715
Future expenditures (3)	115	137	252

	208	255	463
Argentine taxes (4)	80	101	181

Future net cash flows	128	154	282
Effect of discounting 10%	52	63	115

Standardized measure of discounted future net cash flows	$76	$91	$167

As of December 31, 2001
Future revenues (1 and 2)	$237	$235	$472
Future expenditures (3)	105	107	212

	132	128	260
Argentine taxes (4)	38	37	75

Future net cash flows	94	91	185
Effect of discounting 10%	41	38	79

Standardized measure of discounted future net cash flows	$53	$53	$106

(1)	Estimates are made of quantities and timing of future production of oil and gas reserves.

(2)	Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2003 was $28.24, as compared with $28.12 and $17.66 for 2002 and 2001 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3)	Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

(4)	Estimated taxes consider all taxes to which the Company is subject in Argentina.

(5)	Conversion of U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.

Discounted future net cash flows presented herein may not be reliable due to the difficulty of estimating remaining recoverable reserves. Estimates of oil and gas reserves and rates of future production are inherently imprecise and change over time, as new information becomes available. As a result, subsequent revisions of the quantity and valuation of proved reserves may be significant.

Changes in Standardized Measure

The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of standardized measure attributable to the estimate of the Company’s Argentine proved oil and gas reserves.

Total including Equity Interest in Petrolera

	(Millions of U.S. Dollars)
	2003	2002	2001
Revenues, net of production costs	$(49)	$(34)	$(41)
Net changes in prices and production costs	(4)	104	(79)
Additions and revisions of previous estimates	9	29	(65)
Acquisition of reserves	4	13	—
Changes in estimated development costs	(6)	(7)	11
Development costs incurred during current period	6	7	19
Net changes in Argentine taxes	22	(63)	43
Accretion of discount	24	15	26
Timing of future production and other	—	(3)	18

Net increase (decrease) in standardized measure	$6	$61	$(68)

Drilling Activity

During 2003, the Company participated in the drilling of 16 gross wells, 9 net wells (4 pertaining to the Company’s consolidated interests, 5 to its equity interest in Petrolera). During 2002, the Company participated in the drilling of 16 gross wells, 8 net wells (4 pertaining to the Company’s consolidated interests, 4 to its equity interest in Petrolera). During 2001, the Company participated in the drilling of 19 gross wells, 8 net wells (4 pertaining to the Company’s consolidated interests, 4 to its equity interest in Petrolera). Of the 51 gross wells drilled, 25 net wells (12 pertaining to the Company’s consolidated interests, 13 to its equity interest in Petrolera) over the three-year period, all were development wells except 1 exploration well in Entre Lomas in which the Company has direct and indirect interests totaling 52.85 percent. All wells drilled over the three-year period were productive.

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Well Count and Acreage

The total gross and net well count from all acreage in which the Company has an interest is as follows:

For the year ended December 31, 2003

		Net	Net Equity
		Consolidated	Interest	Net
	Gross	Interests	Petrolera	Total
Oil	311	70	91	161
Gas	25	5	6	11
Injection or water	137	32	41	73
Inactive or abandoned	87	27	16	43

Total	560	134	154	288

For the year ended December 31, 2002

		Net	Net Equity
		Consolidated	Interest	Net
	Gross	Interests	Petrolera	Total
Oil	303	68	85	153
Gas	26	5	6	11
Injection or water	135	31	39	70
Inactive or abandoned	82	24	14	38

Total	546	128	144	272

The Company currently holds interests in three concessions with a total surface area of 569,144 gross acres, 176,678 acres net to the Company (121,934 net acres pertaining to its consolidated interests, 54,744 net acres to its equity interest in Petrolera). Developed acreage in the three concessions totals 52,183 gross acres, 22,051 acres net to the Company (9,687 net acres pertaining to its consolidated interest, 12,364 net acres to its equity interest in Petrolera). Undeveloped acreage in the three concessions totals 516,961 gross acres, 154,627 acres net to the Company (112,247 net acres pertaining to its consolidated interests, 42,380 net acres to its equity interest in Petrolera).

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Capitalized Costs Related to Oil and Gas Producing Activities

Total capitalized costs related to oil and gas producing activities for the Company’s consolidated interests are as follows:

	(Thousands of U.S. Dollars)
	2003	2002
Unproved	$1,043	$892
Proved oil and gas properties	62,434	60,351
Accumulated depreciation Depletion and amortization	(35,444)	(31,187)

Net capitalized costs	$28,033	$30,056

Total capitalized costs related to oil and gas producing activities for the Company’s equity interest in Petrolera are as follows:

	(Thousands of U.S. Dollars)
	2003	2002
Unproved	$—	$—
Proved oil and gas properties	75,605	69,269
Accumulated depreciation Depletion and amortization	(39,925)	(33,972)

Net capitalized costs	$35,680	$35,297

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Volume, Price and Cost Statistics

The following table shows total sales volumes of crude oil and condensate, natural gas and LPG average sales prices and production costs for the three years.

	2003	2002	2001
Volumes Consolidated Interests
Crude Oil and Condensate (bbls)	847,829	789,415	849,352
Gas (mcf)	2,402,766	2,811,544	2,900,743
LPG (tons)	6,688	4,980	4,530
Volumes Equity Interest in Petrolera
Crude Oil and Condensate (bbls)	1,079,182	867,951	906,339
Gas (mcf)	2,163,057	2,461,455	2,879,789
LPG (tons)	8,672	5,607	4,853
Total Volumes
Crude Oil and Condensate (bbls)	1,927,010	1,657,366	1,755,691
Gas (mcf)	4,565,823	5,272,999	5,780,532
LPG (tons)	15,360	10,587	9,383
Average Sales Prices (in U.S. Dollars)
Oil (per bbl)	$28.03	$23.04	$24.20
Gas (per mcf)	.46	.42	1.28
LPG (per ton)	259.65	160.80	250.29
Average Production Costs (in U.S. Dollars)
Oil (per bbl)	$5.18	$4.19	$7.16
Gas (per mcf)	.10	.06	.14
LPG (per ton)	21.53	20.58	53.05
Average Depreciation Cost (in U.S. Dollars)
Oil (per bbl)	$4.46	3.93	3.42
Gas (per mcf)	.20	.19	.16

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax, which is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, the Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Average production cost is calculated by taking into consideration all costs of operation, and does not include depreciation of property and equipment, which is presented separately. The Company’s LPG plant is fully depreciated.

APCO ARGENTINA INC.

UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Concluded)

Costs Incurred in Acquisitions, Exploration, and Development

The following table details total expenditures for acquisitions, exploration, and development made by the Company during the current and two previous years:

	(Millions of U.S. Dollars)
		Equity
	Consolidated	Interest
	Interest	Petrolera	Total
For the year ended December 31, 2003
Acquisition	$—	$2	$2
Exploration	1	1	2
Development	3	4	7
Workovers	1	1	2

Total	$5	$8	$13

For the year ended December 31, 2002
Acquisition	$—	$7	$7
Exploration	—	—	—
Development	3	3	6
Workovers	1	1	2

	$4	$11	$15

For the year ended December 31, 2001
Exploration	$1	$1	$2
Development	6	5	11
Workovers	2	2	4

Total	$9	$8	$17

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for 2001 were audited by Arthur Andersen LLP. Effective with the quarter ended June 30, 2002, the Company selected Ernst and Young LLP to serve as the Company’s independent auditors. This change was reported in a Current Report on Form 8-K dated July 3, 2002, as amended July 18, 2002.

ITEM 9A. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15(d) - (e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s Disclosure Controls or its internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant. Notwithstanding the above, management believes that its current controls are effective.

There has been no change in the Company’s Internal Controls that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company’s Articles of Association provide for a Board of Directors of not less than three and not more than nine persons. The Articles of Association also provide that at each Annual General Meeting of shareholders one-third of the Directors, or if their number is not three or a multiple of three, then the number nearest one-third shall retire from office. The Directors to retire in every year are those who have been longest in office since their last election and retiring Directors are eligible to be re-elected as Directors. Between persons who become Directors on the same day, those to retire are determined by lot unless they otherwise agree among themselves as to whom will retire. Directors appointed by the Board of Directors to fill a vacancy or as an addition to the existing Directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the Directors who are to retire by rotation as described above. Messrs. Randall L. Barnard and Robert J. LaFortune were last elected as Directors of the Company at the Annual General Meeting of shareholders held in 2003. The number of Directors constituting the total number of members is currently fixed at seven and if this number remains the same by the next Annual General Meeting of Shareholders, the terms of at least two of the following directors will expire at such meeting: Messrs. Keith E. Bailey, Ralph A. Hill, Bryan K. Guderian, Piero Ruffinengo and John H. Williams. Executive officers of the Company are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

The following table sets forth certain information with respect to the Company’s executive officers and members of Board of Directors.

Name	Age	Position
Ralph A. Hill	44	Chairman of the Board, Chief Executive Officer and Director
Landy L. Fullmer	51	Chief Financial Officer
Thomas Bueno	52	President, Chief Operating Officer, Controller, and Chief Accounting Officer
Keith E. Bailey	61	Director
Randall L. Barnard	46	Director
Bryan K. Guderian	44	Director
Robert J. LaFortune	77	Director
Piero Ruffinengo	59	Director
John H. Williams	85	Director

Business Experience

Mr. Hill has served as a Director of the Company, Chairman of the Board of Directors, and Chief Executive Officer since April 2002 and as Senior Vice President and General Manager of several subsidiaries in the petroleum services and exploration and production units of The Williams Companies, Inc. since 1998. He has also held various management positions with the Williams Energy Services business unit of Williams since 1993. Mr. Hill has served as a Director of Petrolera Entre Lomas S.A. since April 2003.

Mr. Fullmer has served as the Company’s Chief Financial Officer since March 10, 2003. Since 1996, he has served as the Director of Accounting for the Exploration and Production unit of The Williams Companies, Inc.

Mr. Bueno has served as President and Chief Operating Officer of the Company since April 2002, and Controller, and Chief Accounting Officer since 1991. He served as a Director of the Company from 1998 to April 2002 and as General Manager from 1999 to 2003. Mr. Bueno has been employed by The Williams Companies, Inc. since 1984 and has held various positions with the Company since 1985. He has also served as a Director of Petrolera Entre Lomas S.A. since 1991.

Mr. Barnard has been a Director of the Company since 2001. He currently serves as Vice President of Operations of The Williams Companies, Inc.’s Gas Pipeline unit. From September of 2000 until July of 2002, he served as President and General Manager of Williams International Company, a subsidiary of The Williams Companies, Inc. that develops, builds, manages and invests in international physical energy assets. He served as Chairman of the Board, Chief Executive Officer, and President of the Company from August 2001 to April 2002, Venezuelan Country Manager for Williams International Company from 1997 through September 2000, and the Managing Director of Business Development for Latin America for Williams International Company, from 1996 to 1997. Mr. Barnard also served as a Director of Petrolera Entre Lomas S.A. from 2001 to April 2003.

Mr. Williams has served as a Director of the Company since 1992 and is a member of the Audit Committee of the Board of Directors. Mr. Williams is engaged in personal investments and has been for more than five years. He was Chairman of the Board and Chief Executive Officer of Williams prior to retiring in 1978. Mr. Williams is a Director of Unit Corporation, Willbros Group, Inc. and Petrolera Entre Lomas S.A. Mr. Williams is retired and the time he devotes to the business of the Company is limited to the time required to perform his duties as a Director of the Company and a member of the Audit Committee of the Board of Directors.

Mr. LaFortune has served as a Director of the Company since 1998 and is a member of the Audit Committee of the Board of Directors. He is self-employed and manages, evaluates, and analyzes personal investments. Mr. LaFortune is also a Director of the Bank of Oklahoma Financial Corporation and serves on the Audit Committee of that Company’s Board of Directors. He is the former Mayor of the city of Tulsa. He also served as a Director of The Williams Companies, Inc. from 1978 to 1999, including six years as chairman of the Audit Committee.

Mr. Bailey has served as a Director of the Company since May 2002. He has served as a Director of AEGIS Insurance Services Inc. since 2001. Mr. Bailey served as Chairman of the Board of Directors and Chief Executive Officer of The Williams Companies, Inc. from 1994 to 2002, as President from 1992 to 1994, and as Executive Vice President from 1986 to 1992. Mr. Bailey previously served as a Director of the Company from 1987 to 1998, as the Company’s Chairman of the Board from 1992 to 1996, and as a director of Petrolera Entre Lomas S.A. from 1988 to 1999.

Mr. Ruffinengo has served as a Director of the Company since April 2002 and is a member of the Audit Committee of the Board of Directors. Mr. Ruffinengo has been engaged in the private practice of law in Salt Lake City, Utah since 1984. He served the Company as a consultant from 1984 through 1999. Since April 2002, Mr. Ruffinengo has served as a Director of Petrolera Entre Lomas S.A., having previously served as a Director from the early 1970’s through 1999.

Mr. Guderian has served as a Director of the Company since April 2002. He has also served as Vice President of The Williams Companies, Inc.’s Exploration and Production unit since 1998 and has served as a Director of Petrolera Entre Lomas S.A. since April 2003.

Audit Committee

The Company’s Board of Directors has a separately-designated Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the Audit Committee include Messrs. LaFortune, Williams, and Ruffinengo. The Company’s Board of Directors has determined that Mr. LaFortune qualifies as an “audit committee financial expert” as defined by the rules of U.S. Securities and Exchange Commission. Mr. LaFortune’s biographical information is set forth on page 55 of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the U.S. Securities and Exchange Commission and the Nasdaq Stock Market, Inc. reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2003 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s directors, officers and employees. The Code of Ethics is consistent with the criteria for codes of ethics and conduct established by the rules of the U.S. Securities and Exchange Commission and the listing standards of the Nasdaq Stock Market, Inc. A copy of the code is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company is dependent on The Williams Companies, Inc. as it relates to its executive officers and its executive officers are employees of Williams. Williams charges the Company a fee for the services of the Company’s President, Mr. Bueno, and other persons who spend a substantial or consistent amount of time with respect to the affairs of the Company. The fee is based on an estimated allocation of time dedicated to the affairs of the Company. Until 2003, amounts charged to the Company for Mr. Bueno’s salary and bonus have been less than $100,000 in each fiscal year. In 2003, the Company paid an allocated charge of $100,250 for Mr. Bueno’s salary and bonus and a charge of $34,085 for his benefits. The Company also compensates Williams for the services of the Company’s Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer based on allocation of such persons’ time dedicated to the affairs of the Company. In 2003, the Company paid an aggregate charge of $100,000 for the services of these persons. In 2002, the Company similarly paid Williams a fee for general and administrative expenses, management services (which includes the services of the Company’s executive officers and directors who are employees of Williams), overhead, rent, and purchases of materials and supplies. The total amount the Company paid for such services was approximately $303,000 in 2002.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not maintain a Compensation Committee. During 2003, no executive officer of the Company served on the Board of Directors of The Williams Companies, Inc. but in some instances an executive officer of the Company served as a Director for one or more subsidiaries of Williams while an executive officer of such subsidiary served as a Director of the Company. However, the executive officers of the Company during 2003 were employees of Williams and compensation decisions with respect to those persons were accordingly determined by Williams.

Compensation of Directors

Directors who are employees of Williams receive no compensation for service on the Board of Directors. Each Director who is not an employee of The Williams Companies, Inc. (a “Non-Management Director”) receives an annual retainer of $14,000 and an additional fee for attending Board meetings of $1,000 per meeting. Additionally, each Non-Management Director who serves on the Audit Committee or Nominating Committee receives a fee for attending each meeting of those committees. The chairmen of the Audit Committee and the Nominating Committee receive a fee of $2,000 for attending committee meetings. Other members of those committees receive a fee of $1,000 for attending committee meetings. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or otherwise by reason of their being a Director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                   STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The Company’s directors and executive officers do not own, directly or beneficially, any of the Company’s ordinary shares, other than director’s qualifying shares. The following table sets forth the number of ordinary shares of the Company and the percentage represented by such number of each person who is known to the Company to own beneficially five percent or more of the Company’s ordinary shares as of February 27, 2004. Certain information in the table was obtained from filings made with the U.S. Securities and Exchange Commission.

Name of Beneficial Owner	Number of Ordinary Shares		Percent of Class
The Williams Companies, Inc.	5,075,398	(1)(2)	68.96%
Williams Global Energy (Cayman) Limited	5,075,398	(2)	68.96%
Lehman Brothers Holdings Inc.	655,040	(3)	8.90%

(1) Includes 5,075,398 Ordinary Shares held of record by Williams Global Energy (Cayman) Limited.

(2) Williams Global Energy (Cayman) Limited (“Williams Global Energy”) is an indirect wholly-owned subsidiary of Williams International Company, which is a direct wholly-owned subsidiary of The Williams Companies, Inc. (“Williams”). As a result, Williams may be deemed to be the beneficial owner of the shares held by Williams Global Energy under the rules and regulations of the SEC. The address of both of these companies is One Williams Center, Tulsa, Oklahoma 74172.

(3) A filing with the SEC dated February 13, 2004 indicates that Lehman Brothers Holdings Inc. (“Holdings”) and Lehman Brothers Inc. (“LBI”) beneficially hold these shares. The filing further indicates that LBI, a subsidiary of Holdings, is the owner of record of the shares and Holdings may be deemed to be the beneficial owner of the shares held by LBI under the rules and regulations of the SEC. The address of LBI and Holdings is 745 Seventh Avenue, New York, New York 10019.

The following table sets forth, as of February 27, 2004, the number of shares of Common Stock of The Williams Companies, Inc., beneficially owned by each of the Company’s directors and executive officers at the end of the last fiscal year and by such directors and executive officers as a group:

Name of Individual or Group	Shares of Common Stock		Percent of Class
Keith E. Bailey	2,346,551	(1)(2)	*
Randall L. Barnard	86,818	(2)	*
Thomas Bueno	48,698	(2)	*
Landy L. Fullmer	36,425	(2)	*
Bryan K. Guderian	75,556	(2)	*
Ralph A. Hill	339,856	(2)	*
Robert J. LaFortune	73,192	(1)(2)	*
Piero Ruffinengo	0		*
John H. Williams	970,812	(1)	*
All directors and executive officers as a group (9 persons)	3,977,908	(1)(2)	*

*	Less than one percent.

(1) Includes shares held in trust as follows: Mr. Bailey, 338,989 shares; Mr. LaFortune, 55,346; and Mr. Williams, 970,110. Each individual has voting and investment power over such shares.

(2) Includes shares which represent stock options granted under the Williams’ stock option plans and/or deferred compensation granted pursuant to the terms of Williams’ incentive and investment plans. These stock options and/or deferred compensation are exercisable or subject to the right of conversion within 60 days and deemed to be beneficially owned by the following individuals pursuant to the rules and regulations of the SEC: Mr. Bailey, 381,243; Mr. Barnard, 75,000; Mr. Bueno, 30,145; Mr. Fullmer, 18,000; Mr. LaFortune, 15,255; Mr. Hill, 309,596; and Mr. Guderian, 62,500. The shares subject to option or conversion cannot be voted or invested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related-party transactions are disclosed elsewhere herein in Note 6 to the Notes to Consolidated Financial Statements and in Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 3, 2002, the Company advised Arthur Andersen LLP that it would no longer engage the firm as its independent auditors beginning with the quarter ended June 30, 2002. Ernst & Young LLP has served as the Company’s independent auditor since June 30, 2002. The following table presents fees for audit services rendered by the Company’s independent auditors for the years ended December 31, 2002 and December 31, 2003 and fees billed by the independent auditors in those periods for other services:

	2002	2003
Audit fees: (1)	$129,666	$127,343
Audit-related fees: (2)	—	2,100
Tax fees:(3)	1,000	2,579
All other fees:(4)	5,470	—

Total	$136,136	$132,022

(1) Audit fees consisted of professional services for the audit of the Company’s financial statements and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Of the aggregate amount of such fees set forth in the table for 2002, Arthur Andersen LLP billed the Company for $4,000.

(2) Audit-related fees generally include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. More specifically, these services consisted principally of consultation concerning financial accounting and reporting standards. All fees for audit-related services set forth in the table were billed by Ernst & Young LLP.

(3) Tax fees consisted principally of fees for tax compliance assistance. All fees for tax services set forth in the table were billed by Ernst & Young LLP.

(4) All other fees consisted of fees billed by Arthur Andersen LLP for loaned personnel services.

All services rendered by Ernst & Young LLP are pre-approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee’s pre-approval policies and procedures with respect to services rendered by the independent auditor is filed with this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1

Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8.

(a)	2 and (d)

Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less owned person are filed as Schedule S-1.

(a)	3 and (c)

The exhibits listed below are filed as part of this annual report:

Exhibit
Number		Description
*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated April 30, 1981.

*(3)	-	Articles of Association of Apco Argentina Inc. as filed with Form 14 (Registration No. 2-6354), dated March 16, 1979.

*(10)	-	Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

Exhibit
Number		Description (continued)
*(10)	-	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Contract dated December 1977 amending the March 13, 1968, Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10)	-	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	-	Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	-	Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10)	-	Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10)	-	Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

Exhibit
Number		Description (continued)
*(10)	-	Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

(14)	-	Apco Argentina Inc. Code of Ethics

(23)	-	Consent of Independent Petroleum Engineers.

(24)	-	Power of attorney together with certified resolution.

(31.1)	-	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	-	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	-	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	-	Pre-approval policies and procedures with respect to services rendered by the independent auditor.

*		Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC. (Registrant)

Dated: March 29, 2004	By:	/s/ Thomas Bueno

Thomas Bueno
Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ *Ralph A. Hill Ralph A. Hill, Chief Executive Officer	March 29, 2004
And Chairman of the Board

/s/ *Landy L. Fullmer Landy L. Fullmer, Chief Financial Officer	March 29, 2004

/s/ Thomas Bueno Thomas Bueno, President, Chief Operating Officer,	March 29, 2004
Controller, and Chief Accounting Officer

/s/ *Keith E. Bailey Keith E. Bailey, Director	March 29, 2004

/s/ *Randall L. Barnard Randall L. Barnard, Director	March 29, 2004

/s/ *Robert J. LaFortune Robert J. LaFortune, Director	March 29, 2004

/s/ *Bryan K. Guderian Bryan K. Guderian, Director	March 29, 2004

/s/ *Piero Ruffinengo Piero Ruffinengo, Director	March 29, 2004

/s/ *John H. Williams John H. Williams, Director	March 29, 2004

*By:	/s/ Thomas Bueno	March 29, 2004

Thomas Bueno, Attorney-in-Fact

SCHEDULE S-1

PETROLERA ENTRE LOMAS S.A.

Financial Statements for the fiscal year
ended December 31, 2003
with Report of Independent Auditors

PETROLERA ENTRE LOMAS S.A.

(Formerly PETROLERA PEREZ COMPANC S.A.)

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

CONTENTS	PAGE
• Report of Independent Auditors	-

• Financial statements

– Balance sheets as of December 31, 2003 and 2002	- 1 -

– Statements of operations for the years ended December 31, 2003, 2002 and 2001	- 2 -

– Statements of shareholders’ equity for the years ended December 31, 2003, 2002 and 2001	- 3 -

– Statements of cash flows for the years ended December 31, 2003, 2002 and 2001	- 4 -

– Notes to financial statements	- 5 -

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
PETROLERA ENTRE LOMAS S.A.
(Formerly PETROLERA PEREZ COMPANC S.A.):

     We have audited the accompanying balance sheets of Petrolera Entre Lomas S.A. (an Argentine corporation) as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Petrolera Entre Lomas S.A. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in accordance with accounting principles generally accepted in the United States of America.

     As explained in Note 4 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Buenos Aires, Argentina	PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
March 5, 2004	(member of Ernst & Young Global)

DANIEL G. MINENNA
Partner

PETROLERA ENTRE LOMAS S.A.

BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002

(stated in thousands of U.S. dollars)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,797	$5,599
Accounts receivable ($9,744 and $3,512 with related parties, note 8)	10,403	5,954
Other receivables	1,064	2,069
Inventories	545	975
Other assets	347	—

Total current assets	20,156	14,597

NONCURRENT ASSETS
Accounts receivable ($2,904 with related parties, note 8)	2,904	—
Property and equipment, net	87,444	90,515
Other receivables	3,033	2,673
Other assets	—	839

Total noncurrent assets	93,381	94,027

Total assets	$113,537	$108,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities ($261 and $276 with related parties, note 8)	$2,962	$2,775
Taxes payable, deferred income tax and payroll	8,536	10,810
Other payables	349	418

Total current liabilities	11,847	14,003

NONCURRENT LIABILITIES
Deferred income tax	30	907
Other liabilities	2,546	1,404

Total noncurrent liabilities	2,576	2,311

Total liabilities	14,423	16,314

SHAREHOLDERS’ EQUITY
Paid-in Capital (411,900 ordinary shares and 88,100 preferred shares authorized, issued and outstanding)	2,050	2,050
Legal reserve	305	305
Retained earnings	97,036	89,955
Accumulated other comprehensive loss	(277)	—

Total shareholders’ equity	99,114	92,310

Total liabilities and shareholders’ equity	$113,537	$108,624

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2003	2002	2001
REVENUES:
Operating revenues
($76,024, $11,783 and $3,927 with related parties, note 8)	$82,582	$63,162	$82,064

COST AND EXPENSES:
Operating expenses
($1,709, $1,510 and $3,532 with related parties, note 8)	(13,569)	(10,036)	(18,845)
Provincial production tax	(8,218)	(6,730)	(9,634)
Transportation and storage	(1,274)	(995)	(2,890)
Selling and administrative	(2,593)	(1,998)	(3,704)
Depreciation of property and equipment	(11,796)	(12,815)	(10,827)
Exploration expense	(1,505)	(159)	(4,846)
Taxes other than income	(2,895)	(4,136)	(784)
Financial gains (losses)
($841 with related parties in 2002, note 8)	(1,279)	(671)	739
Foreign exchange losses	(1,086)	(5,171)	(2,701)
Other income (expense), net	(42)	15	(269)

Total cost and expenses	(44,257)	(42,696)	(53,761)

Income before income tax and cumulative effect of change in accounting principle	38,325	20,466	28,303
Income tax	(16,244)	(10,220)	(10,199)

Income before cumulative effect of change in accounting principle	22,081	10,246	18,104
Cumulative effect of change in accounting principle, net of deferred income tax of $862	—	3,704	—

Net income	$22,081	$13,950	$18,104

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Pro forma net income	$22,081	$10,246	$18,723

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(stated in thousands of U.S. dollars)

			Accumulated
			other
	Capital	Legal	comprehensive	Retained
Balance	stock	reserve	loss	earnings	Total
December 31, 2000	$2,050	$305	$—	$89,501	$91,856
– Dividends	—	—	—	(14,400)	(14,400)
– Net income	—	—	—	18,104	18,104

December 31, 2001	2,050	305	—	93,205	95,560
– Dividends	—	—	—	(17,200)	(17,200)
– Net income	—	—	—	13,950	13,950

December 31, 2002	2,050	305	—	89,955	92,310
– Other comprehensive loss (Note 11)	—	—	(277)	—	(277)
– Dividends	—	—	—	(15,000)	(15,000)
– Net income	—	—	—	22,081	22,081

December 31, 2003	$2,050	$305	$(277)	$97,036	$99,114

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,081	$13,950	$18,104
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(3,704)	—
Exploratory wells charged to expense	—	—	4,501
Depreciation of property and equipment	11,796	12,815	10,827
Deferred income tax	(964)	(2,615)	(191)
Changes in assets and liabilities, net:
(Increase) decrease in assets:
Accounts receivable	1,783	72	6,216
Due from related parties	(9,136)	(1,202)	(2,104)
Inventories	430	(339)	435
Other receivables	767	1,186	2,842
Other assets	492	1,180	(2,019)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	202	(1,747)	(208)
Due to related parties	(15)	(43)	(190)
Taxes payable and payroll and social security taxes	(2,160)	9,531	(13,886)
Other liabilities	647	(262)	(779)

Net cash provided by operating activities	25,923	28,822	23,548

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,725)	(8,866)	(17,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	—	2,020
Repayment of debt	—	(2,020)	—
Dividends paid	(15,000)	(17,200)	(14,400)

Net cash used in financing activities	(15,000)	(19,220)	(12,380)

Net increase (decrease) in cash and cash equivalents	2,198	736	(6,526)
Cash and cash equivalents at beginning of year	5,599	4,863	11,389

Cash and cash equivalents at end of year	$7,797	$5,599	$4,863

Supplemental cash flow information:
Interest paid	$32	$52	$182
Income taxes paid	$21,463	$1,976	$19,331

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

NOTES TO FINANCIAL STATEMENTS

(stated in thousands of U.S. dollars, except otherwise indicated)

1.	CHANGE IN CORPORATE NAME

The Company changed its corporate name from PETROLERA PEREZ COMPANC S.A. to PETROLERA ENTRE LOMAS S.A. Such change and the related amendment to the Bylaws decided by the General Special Shareholders’ Meeting of the Company held on June 19, 2003, were registered with the IGJ (Regulatory Agency of Business Associations) on October 27, 2003.

2.	CORPORATE ORGANIZATION

Petrolera Entre Lomas S.A. is an Argentine corporation. As of December 31, 2003, 2002 and 2001 the shareholders of the Company and their participations were as follows:

	2003	2002	2001
Petrobras Energía S.A. (Formerly Pecom Energía S.A.)	19.21%	19.21%	19.21%
Apco Argentina Inc.	39.22%	39.22%	33.68%
Apco Argentina S.A.	1.58%	—	—
Sudacia S.A.	—	—	4.91%
Goyaike S.A.	—	—	17.91%
Perez Companc Family	—	—	22.39%
Other	0.32%	1.90%	1.90%
Petrobras Participacoes, S.L.	39.67%	39.67%	—

	100.00%	100.00%	100.00%

In January 2003, Apco Argentina S.A. (a wholly owned subsidiary of Apco Argentina Inc.) acquired an additional 1.58 percent of the Company. Therefore, Apco Argentina Inc. increased its total ownership in the Company to 40.8 percent.

During October 2002, the Perez Companc Family, Sudacia S.A. and Goyaike S.A. sold their interests in the Company to Petrobras Participacoes, SL (a wholly owned subsidiary of Petróleo Brasileiro S.A. – Petrobras) and to Apco Argentina Inc. Since Petróleo Brasileiro S.A. – Petrobras also acquired a controlling interest in Petrobras Energía S.A., it also owns indirectly a controlling interest in the Company.

The Company is operator and participant in Entre Lomas concession (Entre Lomas, an unincorporated joint venture founded in August 12, 1968) located in Río Negro and Neuquén provinces in southwest Argentina, which is accounted for following the proportional consolidation method.

The concession contract, renegotiated in January, 1991 and 1994, permits the concessionaires to freely dispose of their crude oil and natural gas production and extends the concession term through January 21, 2016, with the option to extend the concession for an additional ten-year period with the consent of the government.

The partners’ interests in the Entre Lomas concession as of December 31, 2003, 2002 and 2001 were as follows:

Petrolera Entre Lomas S.A. (Operator)	73.15%
Apco Argentina Inc. Argentine Branch	23.00%
Petrobras Energía S.A.	3.85%

100.00%

PETROLERA ENTRE LOMAS S.A.

3.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company has only one business segment and is engaged exclusively in the oil and gas exploration, development and production in the Entre Lomas joint venture. All of the Company’s operating revenues and all of its long-lived assets are in Argentina.

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

Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents include highly liquid bank deposits of $7.3 million and $5.4 million of which $6.2 million and $2.9 million earned interest ranging from 1.00 to 1.05 percent in 2003 and 2002, respectively. The Company considers all investments with a maturity at three months or less to be cash equivalents.

Other receivables

This account mainly includes tax credits for VAT and Decree Federal Executive Power No. 652/02, prepaid expenses and obligatory saving receivable detailed in note 5.

Inventories

Includes hydrocarbons and material and spares parts, which were accounted for at the lower of cost or market.

Other assets

Includes unlisted government held-to-maturity securities valued until December 31, 2001 at the original value plus interest accrued as of such date. Considering that the Argentine Government declared the default on the payment of most its sovereign debt in 2002, the Company valued these securities as of December 31, 2003 and 2002, at their net realizable value.

PETROLERA ENTRE LOMAS S.A.

3.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Property and Equipment

The Company uses the successful-efforts method of accounting for its oil and gas exploration and production activities. Under this method, exploration costs, excluding the costs of exploratory wells, are charged to expenses as incurred. Drilling costs of exploratory wells, including stratigraphic test wells, are capitalized pending determination of whether proved reserves exist which justify commercial development. If such reserves are not found, the drilling costs are charged to exploratory expense of the year. Drilling costs of productive wells and of dry holes drilled for development of oil and gas reserves are capitalized. Non oil and gas property is recorded at cost.

Asset life retirement obligations are also considered in the Property and Equipment account, as further discussed in Note 4.

Oil and gas properties are depreciated over their productive lives using the units of production method, by applying the ratio of oil and gas produced to the proved developed oil and gas reserves. The Company’s remaining property and equipment are depreciated by the straight-line method based on their estimated useful lives, resulting in annual rates in a range of 10% to 33%.

Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Due to volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2003, 2002 and 2001, the Company did not record any impairment charges as the estimated future undiscounted cash flows exceeded the carrying value of its properties.

Foreign currency translation

The financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation, using the United States dollar as the functional currency.

Fair value of financial instruments

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

Fair values of other non-current financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Book value	Fair value	Book value	Fair value
Other receivables	$3,033	$2,765	$2,673	$2,343
Other liabilities	$2,546	$2,546	$1,404	$1,404

PETROLERA ENTRE LOMAS S.A.

3.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Income taxes

Deferred income taxes are computed using the liability method and are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Change in accounting policy

Effective January 1, 2002, the Company implemented SFAS No. 143 as described in Note 4.

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

Derivative instruments

The Company has historically not used derivatives to hedge price volatility or for other purposes. However, during 2002 an isolated crude oil swap was entered with a related party, which resulting loss as presented in Note 8 has been accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

No outstanding derivative contracts were in effect as of December 31, 2003 and 2002.

Recently issued accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of variable interest entities”. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The Interpretation No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. A nonpublic enterprise with a variable interest in an entity that is created after December 31, 2003, shall apply FIN 46, as revised, to that entity immediately. A nonpublic enterprise shall apply FIN 46, as revised, to all variable interests held by the beginning of the first annual period beginning after December 15, 2004. In the opinion of the Company’s management, the adoption of provisions of this rule will not have material effect on the Company’s financial position or result of operations.

4.	IMPLEMENTATION OF SFAS 143

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 was required to be adopted by companies for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company elected to adopt SFAS 143 in connection with the preparation of its December 31, 2002 financial statements. Prior to the adoption of SFAS 143, the Company accrued future abandonment costs of wells and related facilities through its depreciation calculation, and included the cumulative accrual in accumulated depreciation.

PETROLERA ENTRE LOMAS S.A.

4.	IMPLEMENTATION OF SFAS 143 — Continued

As part of the adoption of SFAS 143, an engineering analysis was obtained which projected that through 2016, the last year of the Entre Lomas concession’s terms, the joint venture partners will be required to plug and abandon 103 wells at an average estimated cost of $24.5 per well. After considering inflation and present value factors, the estimated asset retirement obligation as of January 1, 2002 totaled $1,332 ($1,566 and $1,352 on December 31, 2003 and 2002, respectively).

The above described asset retirement obligation is based on estimates of the number of wells expected to be abandoned in 2016, the last year of the Entre Lomas concession’s terms, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by the Company’s engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Also, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. The total asset retirement obligation included in the Company’s balance sheets will also be subject to change as SFAS 143 requires the Company to take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the current economic situation in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.

As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provisions of SFAS 143, implementation of the standard resulted in an increase to net income for the year ended 2002 of $3,704, which was classified as a cumulative effect of change in accounting principle and is reflected as such in the statement of operation for 2002.

5.	OBLIGATORY SAVINGS RECEIVABLE

The Obligatory Savings Law, enacted in 1988, required to all taxpayers to pay a five-year refundable obligatory savings deposit.

After a lengthy process before the courts, the Company paid in 2000 and 2001 a $6.7 million obligatory savings deposit under such law. The deposit is denominated in Argentine pesos and its principal will be refunded on 2005 and 2006, plus interest based on Argentine’s national savings rate.

The devaluation of the Argentine peso has resulted in a substantial loss in the dollar value of this Argentine peso denominated deposit during 2001 and 2002. As of December 31, 2003, the dollar value of the Company’s deposit is now $2.5 million. The Company expects to collect its deposit in cash when due. The deposit is presented in the balance sheet within other noncurrent receivables.

6.	INCOME TAX

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 “Accounting for income taxes”.

Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at each year-end.

PETROLERA ENTRE LOMAS S.A.

6.	INCOME TAX — Continued

The provision for income taxes before cumulative effect of change in accounting principle is comprised of:

	For the years ended
	2003	2002	2001
Current expense	$(17,208)	$(12,835)	$(10,390)
Deferred benefit	$964	2,615	191

	$(16,244)	$(10,220)	$(10,199)

Reconciliation of the tax provision to taxes calculated based on the statutory tax rates is as follows:

	For the years ended
	2003	2002	2001
Pre-tax income before cumulative effect of change in accounting principle	$38,325	$20,466	$28,303
Statutory tax rate	35%	35%	35%

	$13,414	$7,163	$9,906
US dollar remeasurement effect	2,687	3,125	—
Tax adjustments and other	143	(68)	293

Income tax provision	$16,244	$10,220	$10,199

The deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets
Defined Benefit Pension Plan	$380	$53
Other liabilities	42	473
Investments	134	—
Other, net	90	28

Total deferred tax assets	$646	$554

Deferred tax liabilities — Property and equipment	(554)	(1,575)

Net deferred income tax asset (liability)	$92	$(1,021)

Current deferred income tax asset (liability)	122	(114)
Noncurrent deferred income tax (liability)	(30)	(907)

Net deferred income tax asset (liability)	$92	$(1,021)

PETROLERA ENTRE LOMAS S.A.

7.	PROPERTY AND EQUIPMENT

The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
Wells and other oil and gas field equipment	$199,768	$190,958
Other property and equipment	5,820	5,905

	205,588	196,863
Less accumulated depreciation	$(118,144)	(106,348)

Total	$87,444	$90,515

8.	RELATED PARTY TRANSACTIONS

As of December 31, 2003 and 2002, the balances from related parties were as follows:

	As of December 31,
	2003	2002
Accounts receivable
EG3 S.A.	$12,274	$3,191
Petrobras Energía S.A.	374	321

	$12,648	$3,512

Accounts payable
Petrobras Energía S.A.	$110	$170
Oleoductos del Valle S.A.	151	106

	$261	$276

For the years ended December 31, 2003, 2002 and 2001, revenues and expenses derived from related parties transactions were as follows:

	2003	2002	2001
Revenues from hydrocarbons sold
Petrobras Energía S.A.	$1,481	$5,045	$3,927
EG3 S.A.	66,566	4,597	—
Petróleo Brasileiro S.A. – Petrobras	7,977	2,141	—

	$76,024	$11,783	$3,927

Expenses
Petrobras Energía S.A.	$441	$354	$968
Oleoductos del Valle S.A.	1,261	1,150	2,557
Petroleum Comercial Supply Inc.	7	6	7

	$1,709	$1,510	$3,532

Loss on Crude Oil Swap Derivatives
Williams Energy Marketing & Trading	$—	$841	—

Director’s Compensation totaled $339, in each of the three years in the period ended December 31, 2003.

PETROLERA ENTRE LOMAS S.A.

8.	RELATED PARTY TRANSACTIONS — Continued

Balances and results of operations disclosed above with Petrobras and EG3 (a wholly-owned subsidiary of Petrobras) are those corresponding for periods subsequent to October 2002, as from Petrobras and subsidiaries became related parties, as detailed in Note 2.

9.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Major Customers

Sales to customers with greater than ten percent of total operating revenues consist of the following:

	% for the Years Ended December 31,
	2003	2002	2001
EG3 S.A.	80.6	34.7	*
Petróleo Brasileiro S.A. – Petrobras	9.7	29.5	47.8
ENAP S.A.	—	14.3	*
Shell C.A.P.S.A.	*	*	21.1
Petrobras Energía S.A.	*	*	*

(*)	Less than 10 percent

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

10.	DEFINED BENEFIT PENSION PLAN

The Company sponsors a defined benefit pension plan which covers all Company employees in payroll as of May 31, 1995. The objective of the plan is to supplement the national social security pension benefits of the employees of the Company. The plan requires from the Company a contribution to a fund, while no contribution is required from employees.

The fund’s assets have been contributed to a trust and are mainly invested on bonds, mutual funds and CDs. The Bank of New York is the trustee and Watson Wyatt is the servicing agent.

The plan was amended in 1999, resulting in an increase of benefits to the employees. According with the provisions of SFAS 87 the Company has capitalized the effect of the amendment amortizing such asset according to the future service period of those employees active at the date of the amendment who are expected to receive benefits under the plan.

	Pension Benefits
	2003	2002
Benefit obligation at year end	$3,740	$2,555
Fair Value of Plan Assets at year end	$2,572	$2,451
Funded Status on the plan (Underfunded)	$(1,168)	$(104)
Prepaid (accrued) benefit cost	$(442)	$77

PETROLERA ENTRE LOMAS S.A.

10.	DEFINED BENEFIT PENSION PLAN — Continued

	2003	2002
Weighted-average assumptions as of December 31
Discount rate	4.0%	4.0%
Expected return on plan assets	4.0%	4.0%
Rate of compensation increase:
up to 35 years of age	5.0%	5.0%
from 36 up to 49 years of age	1.5%	1.5%
from 50 years of age	—	—
Benefit cost	76	52
Employer contributions	80	—
Employee contributions	—	—
Benefit paid	95	48

11.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	For the years ended December 31,
	2003	2002	2001
Net income	22,081	13,950	18,104
Other comprehensive loss:
– Minimum pension liability adjustment	(426)	—	—
– Income tax benefit on other comprehensive loss	149	—	—

Other comprehensive loss	(277)	—	—

Comprehensive income	21,804	13,950	18,104

12.	RESTRICTIONS ON RETAINED EARNINGS

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

Retained earnings available for dividends under Argentine GAAP, in Argentine pesos, translated into US dollars at the exchange rate as of December 31, 2003 are $79,257.

13.	THE ARGENTINE ECONOMY

The Argentine Economy is immersed in a delicate situation: a high external debt, a financial system in crisis, a country risk that has surpassed average levels and a major decline in economic activity. As a result, the situation has produced a decline in demand of services and products, high unemployment and a general Government inability to pay its debts.

To cope with the crisis, as of December 2001, the Government restricted free availability and imposed exchange controls, which cover restrictions on the availability of funds deposited in banks and the practical impossibility to make transfers abroad, with the exception of transfers related to foreign trade and other authorized transactions, which in some cases are subject to prior Argentine Central Bank authorization.

PETROLERA ENTRE LOMAS S.A.

13.	THE ARGENTINE ECONOMY — Continued

It became mandatory to return to the country all foreign currency originating from exports, unless covered by prior exemptions. In this regard, Decree N° 1589/89 of the National Executive Power (PEN) holds that producers with free availability of crude oils, natural and /or liquid gases within the terms of Law No. 17,319 and complementary decrees, and producers who so agree to in the future, will have free availability of the percentage of foreign currency so established in tenders and/or renegotiations, or agreed on in their respective contracts, in which case they will be free from the obligation to repatriate and cancel the foreign currency corresponding to said percentages. In all cases, 70% will be the maximum foreign currency freely available.

Subsequently, the Government declared a default on most of its foreign debt and on January 6, 2002, Congress sanctioned Law No. 25,561 “Public Emergency and Reforms to the Exchange Market System”, which brought about changes in the economic model in force until then, which in turn resulted in a significant devaluation of the peso and an upsurge in domestic prices.

Among other measures, it was decreed that all assets and liabilities held in Argentina in foreign currency be pesified, that bank deposits be rescheduled, authorizing in a later instance its conversion into 10 year dollar bonds or three or five year peso bonds or time deposits; it was also decreed that National bonds be issued to compensate for losses generated by the asymmetrical pesification of credits and obligations previously mentioned, the pesification of all private contracts entered into at January 6, 2002 at the exchange rate of one peso to the U.S. Dollar and later adjusted by the CER; the pesification and elimination of indexation clauses on public service rates, rendering the rates in pesos at the rate of one peso to the dollar and the implementation of taxes on hydrocarbon exports.

Since 2002, the Government has implemented various measures aimed at freeing the economy and lifted certain restrictions towards the gradual normalization of the exchange market and the flow of financial and commercial foreign currencies. Among others, restrictions were lifted on the free availability of funds deposited in current accounts and eased restrictions on service payments of capital and interest on debts with overseas creditors. Payment terms were eased on imports and exports of capital goods, the exchange market was made accesible to individuals and legal entities and authorized entities were permitted to operate in the exchange market through overseas payments of profits and dividends corresponding to closed financial statements, certified by external auditors.

On March 5, 2003, the Supreme Court (SC) declared the pesification of U.S. Dollar deposits unconstitutional. The SC ruling endorsed the Province of San Luis in its claim for the redollarization of deposits in its name. Although the measure does not generalize redollarization, it sets a major precedent for the treatment of remaining lawsuits related to pesified bank deposits.

On August 22, 2003, bondholders were presented with a Government proposal to restructure defaulted Argentine bonds. By virtue of this proposal, sovereign bonds issued prior to December 31, 2001 were eligible (Eligible Debt) for the proposed swap, holding to a strict equity principle between all creditor types and classes. Interest due as of the default in early 2002 would not be paid, and debt principal would be reduced by 75%. Negotiations will probably be complicated due to the large amount of creditors holding more than 100 different bonds in various currencies. The Government’s main objective is to restore solvency by improving the GDP/debt and debt service/fiscal income ratios to determine a new debt profile in keeping with Argentine payment capacity.

Notwithstanding the above, the economy has picked up in 2003, with an estimated GDP increase of 7% for the fiscal year.

PETROLERA ENTRE LOMAS S.A.

13.	THE ARGENTINE ECONOMY — Continued

These financial statements contemplate the effects of the new economic and exchange policies known as of the date of their issuance. Management estimations were made with these policies in mind. The effect of additional Government measures and of those previously adopted but implemented later, will be reflected in our accounting when Management officially learns of them.

14.	SUBSEQUENT EVENTS

Subsequent to year-end, the General Annual Shareholders’ meetings of January 21 and February 11, 2004, established the distribution of $5 million cash dividends.

INDEX TO EXHIBITS

Exhibit
Number		Description
*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated April 30, 1981.

*(3)	-	Articles of Association of Apco Argentina Inc. as filed with Form 14 (Registration No. 2-6354), dated March 16, 1979.

*(10)	-	Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Contract dated December 1977 amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

INDEX TO EXHIBITS (Continued)

Exhibit
Number		Description
*(10)	-	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933 dated April 12, 1983.

*(10)	-	Contract for the exploration, exploitation and development of the “Entre Lomas” AREA, dated July 8, 1982 between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	-	Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10)	-	Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10)	-	Share purchase agreement by and among Mr. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)	-	Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

(14)	-	Apco Argentina Inc. Code of Ethics

(23)	-	Consent of Independent Petroleum Engineers.

(24)	-	Power of attorney together with certified resolution.

INDEX TO EXHIBITS (Continued)

Exhibit
Number		Description
(31.1)	-	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	-	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	-	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	-	Pre-approval policies and procedures with respect to services rendered by the independent auditor.

*		Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.