Form 10-Q
period 2004-03-31
APCO ARGENTINA INC/NEW
filed 2004-05-14
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________ to__________

Commission file number 0-8933

APCO ARGENTINA INC.

(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS
(State or other jurisdiction of
incorporation or organization)	EIN 98-0199453

ONE WILLIAMS CENTER, 26th FLOOR
TULSA, OKLAHOMA	74172
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(918) 573-2164

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2004
Ordinary Shares, $.01 Par Value	7,360,311 Shares

APCO ARGENTINA INC.

Certain matters discussed in this report, excluding historical information, include forward-looking statements — statements that discuss Apco Argentina Inc.’s expected future results based on current and pending business operations. Apco Argentina Inc. makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although Apco Argentina Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in Apco Argentina Inc.’s 2003 report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
(Amounts in Thousands Except Share and Per Share Amounts)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,979	$17,571
Accounts receivable	3,298	2,633
Inventory	170	143
Other current assets	301	75

Total Current Assets	23,748	20,422

Property and Equipment:
Cost, successful efforts method of accounting	65,039	63,884
Accumulated depreciation, depletion and amortization	(37,111)	(35,776)

	27,928	28,108

Argentine investments, equity method	41,510	41,540
Other assets	2,970	2,046

	$96,156	$92,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,524	$1,109
Affiliate payable	575	458
Accrued liabilities	1,109	955
Argentine income taxes payable	1,225	1,119
Dividends payable	1,196	1,196

Total Current Liabilities	5,629	4,837

Long-term liabilities	1,045	947
Deferred Argentine income taxes	51	61
Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(87)	(87)
Retained earnings	80,118	76,958

Total Stockholders’ Equity	89,431	86,271

	$96,156	$92,116

     The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in Thousands Except Per Share)	2004	2003
REVENUES:
Operating revenue	$7,045	$6,632
Equity income from Argentine investments	2,826	2,333
Financial and other revenues	43	24

	9,914	8,989

COSTS AND EXPENSES:
Operating expense	1,130	1,072
Provincial production taxes	743	612
Transportation and storage	106	95
Selling and administrative	627	615
Depreciation, depletion and amortization	1,252	1,002
Argentine taxes other than income	228	645
Foreign exchange (gains) losses	(57)	331
Exploration expense	190	—
Other expense, net	66	50

	4,285	4,422

Income before Argentine income taxes	5,629	4,567
Argentine income taxes	1,273	1,096

NET INCOME	$4,356	$3,471

NET INCOME PER SHARE – BASIC AND DILUTED	$0.59	$0.47

Average ordinary shares outstanding – basic and diluted	7,360	7,360

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
(Amounts in Thousands, Except Per Share)	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,356	$3,471
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(2,826)	(2,333)
Dividends from investments	2,856	1,632
Deferred income tax	(10)	7
Depreciation, depletion and amortization	1,252	1,002
Changes in accounts receivable	(665)	(568)
Changes in inventory	(27)	(32)
Changes in other current assets	(226)	11
Changes in accounts payable	415	206
Changes in affiliate payable	117	(66)
Changes in accrued liabilities	154	218
Changes in taxes payable	106	1,291
Changes in other assets, other liabilities and other	(743)	140

Net cash provided by operating activities	4,759	4,979
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,155)	(619)
Purchase of investments	—	(1,811)

Net cash used in investing activities	(1,155)	(2,430)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ($0.1625/share)	(1,196)	(1,196)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,408	1,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,571	15,065

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$19,979	$16,418

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General

The unaudited, consolidated financial statements of Apco Argentina Inc. (the “Company”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments have been made to present fairly the results of the three months ended March 31, 2004 and 2003. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

In January 2003, due to the rapid increase in world oil prices, combined with the reduced purchasing power of Argentine consumers resulting from the significant devaluation of Argentina’s currency that occurred from December 2001 through the first half of 2002, the Argentine government expressed a desire to maintain stability in domestic fuel prices. In this environment, the government requested that crude oil producers and refiners enter into a price stabilization agreement to cap domestic crude oil prices for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference (the “price credit”) between the actual price of West Texas Intermediate (“WTI”), the reference price used to determine the Company’s oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR. This agreement that was originally scheduled to expire on March 31, 2003 has since gone through seven iterations. The most recent renewal expired on April 30, 2004. The eighth amendment is currently in negotiation.

The price stabilization agreement also includes a maximum WTI price of $36 per barrel. During the first quarter of 2004, the price of WTI exceeded the $36 maximum. When the price of WTI exceeds $36 per barrel, reimbursement by refiners for oil sales governed by the cap is limited to the difference between the $36 maximum price and the $28.50 cap.

As of March 31, 2004, 60 percent of the Company’s domestic oil sales derived from Entre Lomas production is subject to the price cap. The Company’s condensate sales in the Acambuco concession are not subject to the price cap.

Considering the war in Iraq, political events in the Middle East and Venezuela, increased demand for crude oil worldwide, and recent statements by OPEC (“Organization of Petroleum Exporting Countries”) indicating intentions to try to keep oil prices at or above $30 per barrel, the price of WTI could stay above the $28.50 cap for the foreseeable future.

Given this possibility and the resultant uncertainty of when Argentine producers may expect to collect balances outstanding from refiners, effective January 1, 2004, the Company no longer

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recognizes revenue or the related receivable for any excess between the actual sales price pursuant to its oil sales contracts with domestic refiners that are subject to the price stabilization agreement and the $28.50 price cap.

As of March 31, 2004, the total price credit available to the Company from domestic refiners as a consequence of the price stability agreement, including accrued interest, totals $1.46 million, compared with $954 thousand at the end of 2003. The $954 thousand was recognized as revenue during 2003 and is included in other long-term assets on the Consolidated Balance Sheets. The $506 thousand increase in the price credit that occurred during the first quarter 2004 has not been recognized in the financial statements and will be recognized as revenue when the price of WTI falls below $28.50 and the Company is entitled to continue receiving the $28.50 price. Additionally, sales by Petrolera Entre Lomas S.A., the Company’s equity investee, is also subject to the $28.50 price cap. During the first quarter of 2004, $361 thousand of equity income related to the Company’s net share of amounts over the cap was not recorded. These amounts will be recognized as equity income when the price of WTI falls below $28.50 and the company is entitled to continue receiving the $28.50 price.

(3)	Income Taxes

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of Operations as Argentine income taxes.

The effective income tax rate reflected in the Consolidated Statement of Operations differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from the Company’s investment in Petrolera that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible in Argentina.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax bases of the assets and liabilities, if any.

(4)	Investment in Petrolera Entre Lomas S. A.

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S. A. (“Petrolera”), a non-public Argentine corporation. In January 2003, the Company acquired an additional 1.58 percent of Petrolera for $1,811 thousand and increased its ownership to 40.8 percent.

Under the equity method of accounting, the Company’s share of Petrolera’s net income (loss) is reflected as an increase (decrease) in its investment in Petrolera and is also recorded as equity income (loss) from Argentine investments. Dividends from Petrolera are recorded as a reduction of the investment.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized unaudited income statement information for Petrolera for the three month periods ended March 31, 2004 and 2003 are as follows:

	Three months ended
	March 31,
(Amounts in Thousands)	2004	2003
Revenues	$21,766	$20,417

Expenses	$9,891	$9,766

Net income (loss)	$6,925	$5,736

(5)	Comprehensive Income

Comprehensive income is as follows:

	Three months ended
	March 31,
(Amounts in Thousands)	2004	2003
Net income	$4,356	$3,471
Other comprehensive loss:
Minimum pension liability adjustment	—	(361)
Income tax benefit on other comprehensive loss	—	126

Other comprehensive loss	—	(235)
Comprehensive income	$4,356	$3,236

(6)	Subsequent Event

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees that required an initial contribution of $207 thousand to recognize prior years service. This contribution will be recognized as expense on the second quarter. Assuming the current level of staffing, it is expected that future annual contributions will approximate $20 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors that have affected the Company’s financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

Internally generated cash flow from the Company’s interests in the Entre Lomas concession is the Company’s primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina’s economy, the Entre Lomas operation has had the ability to finance development and exploration expenditures with internally generated cash flow. Historically, the Company has not relied on other sources of capital such as debt or equity, in part due to the Company’s focus on development of the Entre Lomas concession, but also due to the turmoil that has periodically affected Argentina’s economy and resulted in periods of severe inflation accompanied by significant currency devaluations.

Reference is made to the section “Argentine Economic and Political Environment” on page 14 for a description of the economic crisis that affected Argentina in late 2001 and early 2002. In general, although this crisis created a climate of business uncertainty for companies in Argentina, the environment for oil and gas companies operating in the country has improved since the end of 2002. During this period, the value of Argentina’s currency has stabilized and inflation has fallen to low single digit levels. Furthermore, in 2003 Argentina’s economy grew at a rate of 8 percent and oil prices have strengthened significantly.

In the first quarter of 2004, the Company generated net income of $4.4 million and cash flow from operating activities of $4.8 million, which includes $2.9 million in dividends from Petrolera. These amounts compare with net income of $3.5 million, net cash provided by operating activities of $5 million, and Petrolera dividends of $1.6 million during the first quarter of 2003, respectively.

Product Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements and pay shareholder dividends.

World oil prices gradually improved throughout 2003 remaining near or above $30 per barrel and moving higher in early 2004. By the close of March 2004, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, reached the $35 to $40 per barrel range. The Company has benefited from this increase, but only for the portion of its total domestic oil sales in Argentina that are not governed by the $28.50 per barrel price cap currently in effect for oil sales to Argentine refiners which is described in the following paragraphs.

In January 2003, due to the rapid increase in world oil prices, combined with the reduced purchasing power of Argentine consumers resulting from the significant devaluation of Argentina’s currency that occurred from December 2001 through the first half of 2002, the Argentine government expressed a desire to maintain stability in domestic fuel prices. In this environment, the government requested that crude oil producers and refiners enter into a price stabilization agreement to cap domestic crude oil prices for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference (the “price credit”) between the actual price of WTI, the reference price used to determine the Company’s oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR. This agreement that was originally scheduled to expire on March 31, 2003 has since gone through seven iterations. The most recent renewal expired on April 30, 2004. The eighth amendment is currently in negotiation.

The price stabilization agreement also includes a maximum WTI price of $36 per barrel. During the first quarter of 2004, the price of WTI exceeded the $36 maximum. When the price of WTI exceeds $36 per barrel, reimbursement by refiners for oil sales governed by the cap is limited to the difference between the $36 maximum price and the $28.50 cap.

As of March 31, 2004, 60 percent of the Company’s domestic oil sales derived from Entre Lomas production is subject to the price cap. The Company’s condensate sales in the Acambuco concession are not subject to the price cap.

Considering the war in Iraq, political events in the Middle East and Venezuela, increased demand for crude oil worldwide, and recent statements by OPEC (“Organization of Petroleum Exporting Countries”) indicating intentions to try to keep oil prices at or above $30 per barrel, the price of WTI could stay above the $28.50 cap for the foreseeable future.

Given this possibility and the resultant uncertainty of when Argentine producers may expect to collect balances outstanding from refiners, effective January 1, 2004, the Company no longer recognizes revenue or the related receivable for any excess between the actual sales price pursuant to its oil sales contracts with domestic refiners that are subject to the price stabilization agreement and the $ 28.50 price cap.

As of March 31, 2004, the total price credit available to the Company from domestic refiners as a consequence of the price stability agreement including accrued interest totals $1.46 million, compared with $954 thousand at the end of 2003. The $954 thousand was recognized as revenue during 2003 and is included in other long-term assets on the Consolidated Balance Sheets. The $506 thousand increase in the price credit that occurred during the first quarter 2004 has not been recognized in the financial statements and will be recognized as revenue when the price of WTI falls below $28.50 and the Company is entitled to continue receiving the $28.50 price. Additionally, sales by Petrolera Entre Lomas S.A., the Company’s equity investee, is also subject to the $28.50 price cap. During the first quarter of 2004, $361 thousand of equity income related to the Company’s net share of amounts over the cap was not recorded. These amounts will be recognized as equity income when the price of WTI falls below $28.50 and the company is entitled to continue receiving the $28.50 price.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002 that pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, have fallen in proportion to the devaluation of the Argentine peso. Reference is made to the section “Argentine Economic and Political Environment” on page 14 for a description of the economic crisis that led to the enactment of the economic Emergency Law 25,561.

As reflected in the statistical table on page 13, the Company’s average natural gas sales price per thousand cubic foot (“mcf”) for the first quarters of 2004 and 2003 averaged $.58 and $.36, respectively. This compares with a pre-economic crisis average price of $1.28 for all of 2001.

Since the end of 2001, as a consequence of this unfavorable gas price environment, most natural gas producers in Argentina, including the Entre Lomas and Acambuco joint venture partners, suspended gas development activities until market conditions improve. Without development of gas reserves in Argentina, supplies of gas in the country have declined, while demand for gas has increased because of low prices and the resurgence of growth of Argentina’s economy in 2003.

Energy experts in Argentina have recently predicted that the recent pattern of steady decline in natural gas production and decreasing natural gas reserves in Argentina, will result in natural gas and power shortages. The prevailing view is that during Argentina’s winter of 2004, the country could experience gas shortages of approximately 180 million cubic feet per day. Some gas distribution companies have already notified large industrial users to expect gas shortages in the next few months. The Argentine government has recently curtailed gas exports to Chile and is making arrangements to import gas from Bolivia.

In further response to impending supply shortages, in February 2004, the Argentine government approved measures that enable natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties. The price of gas destined for use by small industrial users and residential customers will be allowed to increase gradually.

In April 2004, the government and natural gas producers entered into an agreement, the stated objective of which is to assure domestic gas supplies. The agreement permits producers to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy in exchange for investments needed to increase gas production in the country.

In response to this, the Entre Lomas joint venture partners will invest a limited, but as yet unspecified, amount of capital in 2004 for workovers of wells with behind pipe gas reserves and may drill a gas development well. Acambuco is essentially unaffected by these developments because the San Pedrito field is producing at full capacity. Gas development projects in Acambuco are of such a large scale that they require long lead times. Increasing production in Acambuco necessitates the development of the Macueta field that requires the construction of a gas pipeline and a capacity expansion of the concession’s gas treatment plant that combined are estimated to cost approximately $60 million, or $900 thousand net to the Company’s interest. Upon completion the Macueta x-1001(bis) well will be put on production and subsequent development wells drilled. The earliest that this field could go on production is early 2006. Engineering design and initiating materials purchases for the gas pipeline and treatment plant expansion is planned for 2004 and it is expected that construction will get underway sometime in 2005.

Production Volumes

During the three months ended March 31, 2004, oil sales volumes, net to the Company’s consolidated and equity interests, combined totaled 480 thousand barrels, an increase of 8 percent when compared with 446 thousand barrels during the comparable period in 2003. The increase is due to early favorable results from the 2004 Entre Lomas development drilling and workover campaigns.

Over the same period, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 1.1 billion cubic feet (“bcf”), an increase of 7 percent compared with 1.0 bcf during the comparable period in 2003. The increase is due to greater Acambuco gas sales volumes as a result of operating the San Pedrito field at full capacity throughout the Argentine summer months due to increased demand for gas in northern Argentina.

LPG sales volumes, net to the Company’s consolidated and equity interests, totaled 4.2 thousand tons, an increase of 19 percent when compared with 3.5 thousand tons during the comparable period in 2003. The increase is due to continuing improved performance at the Entre Lomas LPG plant resulting from the plant revamp completed in mid 2002.

Capital Program

During the first quarter of 2004, the Company’s capital expenditures, net to its consolidated interests totaled $1.2 million. Including its share of capital attributable to its equity interest in Petrolera, the Company’s year to date capital expenditures totaled $3.2 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas concession.

The reactivation program in the Canadon Ramirez concession is well underway. Of the six workovers performed, three wells are candidates for extended production testing that will commence during the second quarter of the year after necessary production facilities are in place. As the quarter ended, acquisition of 130 square kilometers of 3D seismic in Canadon Ramirez had commenced. Seismic acquisition and processing will be completed in the second quarter. With the exception of purchased production equipment, all costs associated with these programs in Canadon Ramirez have been charged to expense as incurred.

Puesto Galdame

In March 2004, the Company entered into a farmout agreement with Chevron San Jorge S.R.L. (“Chevron”) and Advantage Resources International S.R.L. (“Advantage”), both Argentine companies, whereby the Company undertakes to pay a share of the costs to drill, complete and abandon an exploration well in the CNQ 31 (“Puesto Galdame”) Exploration Permit. The well is planned to be drilled to a depth of 3,200 meters and investigate formations known to be productive in this area of the Neuquen basin in Argentina. Upon fulfillment of the commitment the Company will earn a 22.5 percent working interest in Puesto Galdame. Chevron, which currently holds a 100 percent interest in Puesto Galdame, will act as operator of the property. The Company’s share of the estimated drilling cost will be approximately $720 thousand and increases to approximately $990 thousand if the well is completed. The well commenced drilling on April 12, 2004 and should reach total depth on or about mid May.

Tax Increases

On May 12, 2004, the Argentine government increased the tax on oil exports from 16.67 percent to 20 percent and the tax on LPG exports from 4.67 percent to 16.67 percent. This action was in response to the increasing oil prices and to help finance the proposed new gas and power infrastructure intended to alleviate current power shortages in Argentina. The Company will be immediately impacted by the increase in the tax on LPG exports. At this time, the Company does not export oil; however, the increase in the oil export tax creates a further disparity between the net back on oil exports and oil sold in Argentina.

RESULTS OF OPERATIONS

During the three months ended March 31, 2004, the company generated net income of $4.4 million, an increase of $885 thousand, compared with $3.5 million for the comparable period in 2003. The improvement in net income is due primarily to increases in operating revenues and equity income from Argentine investments.

Operating revenues improved by $413 thousand due to increased oil, gas and LPG sales volumes, higher natural gas prices, partially offset by lower oil sales prices.

During the quarter the Company sold 211 thousand barrels, representing an increase of 14 thousand barrels, or 7 percent, compared with 197 thousand barrels for the comparable period in 2003. Gas sales volumes increased to 597 million cubic feet (“mmcf”), representing an increase of 78 mmcf, or 13 percent, compared with 519 mmcf for the comparable period in 2003. LPG sales volumes were also higher. The above sales volumes represent those pertaining to the Company’s consolidated interests. Reference is made to the statistical table on page 13 that reports sales volumes for both the Company’s consolidated and equity interests.

As described under the section “Financial Condition” on page 9, the Argentine government has taken steps needed to allow natural gas prices to increase from the depressed levels of the last two years. These actions have favorably impacted the Company’s per mcf natural gas sales prices that averaged $.58 during the three months ended March 31, 2004, compared with $.36 during the comparable period in 2003.

The Company’s per barrel oil sales price during the quarter averaged $29.23 compared with $30.75 during the comparable period in 2003. This decrease in oil price is attributable to two factors. During the first quarter of 2003, the Company exported a significant amount of crude oil, which sales were not subject to the price cap imposed by the price stabilization agreement of January 2003 between oil producers and refiners described in the section “Financial Condition” on page 9. Secondly in 2003, the Company recognized domestic sales attributable to the excess between actual contract sales prices and the $28.50 cap. As described previously, effective January 1, 2004, the Company no longer recognizes revenue for this difference until such time as the per barrel price of WTI falls below $28.50 cap and the Company is entitled to receive the $28.50 price.

Compared with the first quarter 2003, equity income from Argentine investments increased by $493 thousand. Because the Company’s equity income is comprised solely of its 40.803 percent share of the income of Petrolera Entre Lomas S.A., all other variances explanations included herein, except exploration expense, also serve to explain the increase in equity income. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are derived from the same operations as the Company.

Argentine taxes other than income decreased by $417 thousand because in the first quarter of 2003, the Company sold crude oil to export markets which sales are subject to a 16.67 percent export tax. All oil sales in 2004 have, to date, been to Argentine refiners.

Foreign exchange (gains) losses improved during the period by $388 thousand. In 2003, the Company incurred exchange losses of $331 thousand compared with a gain of $57 thousand during the current quarter. In the first quarter of 2003, the Company had outstanding a substantial peso denominated income tax payable during a period when the Argentine peso strengthened considerably against the US dollar.

The above favorable variances in operating revenues are offset by increases of $250 thousand in depreciation, depletion and amortization expense, $131 thousand in provincial production taxes, that is directly related with the improvement in operating revenues, and $177 thousand in Argentine income taxes, that is directly related with the improvement in income before Argentine income taxes.

The following table illustrates total sales volumes of crude oil, condensate, natural gas and gas liquids and average sale prices and production costs for the three months ended March 31, for the years indicated.

	2004	2003
Volumes consolidated interests
Crude oil and condensate (bbls)	211,050	196,511
Gas (mcf)	596,830	518,661
LPG (tons)	1,808	1,523
Volumes equity interest in Petrolera
Crude oil and condensate (bbls)	268,745	249,740
Gas (mcf)	495,455	497,504
LPG (tons)	2,346	1,970
Total Volumes
Crude oil and condensate (bbls)	479,795	446,251
Gas (mcf)	1,092,285	1,016,164
LPG (tons)	4,154	3,493
Average Sales Prices (in U.S. dollars)
Oil (per bbl)	$29.23	$30.75
Gas (per mcf)	.58	.36
LPG (per ton)	293.72	261.13
Average Production Cost (in U.S. dollars)
Oil (per bbl)	$5.11	$5.01
Gas (per mcf)	.10	.09
LPG (per ton)	21.73	20.84
Average Depreciation Costs (us U.S. dollars)
Oil (per bbl)	$4.85	$4.29
Gas (per mcf)	.32	.22

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treating and compression costs.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

In 2003, the Argentine economy grew at a rate of 8 percent, and if conditions remain stable the government is projecting growth for 2004 of 4 percent. Of course this growth comes on the heels of the severe economic contraction that occurred in the previous four years but it is a positive indicator for the future. Argentina’s ability to successfully renegotiate its foreign debt depends in large part on economic growth. At March 31, 2004, the peso to US dollar exchange rate was 2.86:1.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15(d) - (e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the quarter covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, these Disclosure Controls are effective.

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

There has been no change in the Company’s Internal Controls that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The exhibits listed below are filed or furnished as part of this report:

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

By: /s/ Thomas Bueno

President, Chief Operating and
Chief Accounting Officer
(Duly Authorized Officer of the Registrant)

May 14, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.