Form 10-Q
period 2004-06-30
APCO ARGENTINA INC/NEW
filed 2004-08-12
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2004
Ordinary Shares, $.01 Par Value	7,360,311 Shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in Thousands, Except Share and Per Share Amounts)	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,994	$17,571
Accounts receivable	3,367	2,633
Inventory	130	143
Other current assets	473	75

Total Current Assets	26,964	20,422

Property and Equipment:
Cost, successful efforts method of accounting	66,283	63,884
Accumulated depreciation, depletion and amortization	(38,204)	(35,776)

	28,079	28,108

Argentine investments, equity method	41,294	41,540
Other assets	1,856	2,046

	$98,193	$92,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,449	$1,109
Affiliate payable	423	458
Accrued liabilities	961	955
Argentine income taxes payable	1,291	1,119
Dividends payable	1,196	1,196

Total Current Liabilities	5,320	4,837

Long-term liabilities	1,188	947
Deferred Argentine income taxes	165	61
Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(231)	(87)
Retained earnings	82,351	76,958

Total Stockholders’ Equity	91,520	86,271

	$98,193	$92,116

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except Per Share Amounts)	2004	2003	2004	2003
REVENUES:
Operating revenue	$7,625	$6,366	$14,670	$12,998
Equity income from Argentine investments	3,048	2,252	5,874	4,585
Other revenues	43	20	86	44

	10,716	8,638	20,630	17,627

COSTS AND EXPENSES:
Operating expense	1,270	1,346	2,400	2,418
Provincial production tax	938	644	1,681	1,256
Transportation & storage	105	104	211	199
Selling and administrative	623	583	1,250	1,198
Depreciation, depletion and amortization	1,197	1,177	2,449	2,179
Exploration expense	1,551	23	1,741	23
Argentine taxes other than income	556	460	784	1,105
Foreign exchange (gains) losses	(52)	211	(109)	542
Other (income) expense, net	(29)	24	37	74

	6,159	4,572	10,444	8,994

Income before Argentine income taxes	4,557	4,066	10,186	8,633
Argentine income taxes	1,128	1,070	2,401	2,166

NET INCOME	$3,429	$2,996	$7,785	$6,467

Net Income per share-basic and diluted	$0.47	$0.41	$1.06	$0.88

Average ordinary shares outstanding – Basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in Thousands, Except Per Share Amounts)	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$7,785	$6,467
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(5,874)	(4,585)
Dividends from investments	6,120	2,040
Deferred income tax	104	(43)
Depreciation, depletion and amortization	2,449	2,162
Changes in accounts receivable	(734)	(1,840)
Changes in inventory	13	72
Changes in other current assets	(398)	80
Changes in accounts payable	340	261
Changes in affiliate payable	(35)	(39)
Changes in accrued liabilities	6	725
Changes in taxes payable	172	(1,970)
Changes in other assets, other liabilities and other	266	(207)

Net cash provided by operating activities	10,214	3,123
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(2,399)	(1,730)
Purchase of investments	—	(1,811)

Net cash used in investing activities	(2,399)	(3,541)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ($0.325/share)	(2,392)	(2,393)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,423	(2,811)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,571	15,065

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$22,994	$12,254

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six month periods ended June 30, 2004 and 2003. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

In January 2003, due to the rapid increase in world oil prices, combined with the reduced purchasing power of Argentine consumers resulting from the significant devaluation of Argentina’s currency that occurred from December 2001 through the first half of 2002, the Argentine government expressed a desire to maintain stability in domestic fuel prices. In this environment, the government requested that crude oil producers and refiners enter into a price stabilization agreement to cap domestic crude oil prices for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference (the “price credit”) between the actual price of West Texas Intermediate (“WTI”), the reference price used to determine the Company’s oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR. This agreement that was originally scheduled to expire on March 31, 2003 went through several iterations. The most recent renewal expired on April 30, 2004 at which time the agreement was allowed to expire.

Considering the war in Iraq, political events in the Middle East and Venezuela and increased demand for crude oil worldwide, the price of WTI could stay above the $28.50 cap for the foreseeable future. Given this possibility and the resultant uncertainty of when Argentine producers may expect to collect balances outstanding from refiners, effective January 1, 2004, the Company ceased recognizing revenue or the related receivable for any excess between the actual sales price pursuant to its oil sales contracts with domestic refiners that were subject to the price stabilization agreement and the $28.50 price cap.

As of June 30, 2004, the total price credit available to the Company from domestic refiners as a consequence of the expired price stability agreement, including accrued interest, totaled $1.822 million, compared with $954 thousand at the end of 2003. The $954 thousand was recognized as revenue in 2003 and is included in other long-term assets on the Consolidated Balance Sheets. The $868 thousand increase in the price credit that has occurred during the first half of 2004 has not been recognized in the financial statements and will be recognized as revenue when the price of WTI falls below $28.50 and the Company continues to receive the $28.50 price. Additionally, sales by Petrolera Entre Lomas S.A., the Company’s equity investee, were also subject to the

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$28.50 price cap. During the first half of 2004, $646 thousand of equity income related to the Company’s net share of amounts over the cap were not recorded. These amounts will be recognized as equity income when the price of WTI falls below $28.50 and Petrolera continues to receive the $28.50 price.

The decision by Argentine oil producers and refiners to not renew the price stability agreement beyond April 30 does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50.

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

The effective income tax rate reflected in the Consolidated Statement of Operations differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from the Company’s investment in Petrolera that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible in Argentina.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities, if any.

(4)	Investment in Petrolera Entre Lomas S. A.

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S. A. (“Petrolera”), a non-public Argentine corporation. In January 2003, the Company acquired an additional 1.58 percent of Petrolera for $1.811 million and increased its ownership to 40.8 percent.

Under the equity method of accounting, the Company’s share of Petrolera’s net income (loss) is reflected as an increase (decrease) in its investment in Petrolera and is also recorded as equity income (loss) from Argentine investments. Dividends from Petrolera are recorded as a reduction of the investment.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized unaudited income statement information for Petrolera for the six month periods ended June 30, 2004 and 2003 are as follows:

	Six months ended
	June 30,
(Amounts in Thousands)	2004	2003
Revenues	$45,202	$40,340

Expenses	$20,221	$17,924

Net income (loss)	$14,395	$11,240

(5)	Comprehensive Income

Comprehensive income is as follows:

	Six months ended
	June 30,
(Amounts in Thousands)	2004	2003
Net income	$7,785	$6,467
Other comprehensive loss:
Minimum pension liability adjustment	(355)	(169)
Income tax benefit on other comprehensive loss	124	59

	(231)	(110)
Comprehensive income	$7,554	$6,357

(6)	Pension Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees that required an initial contribution of $207 thousand to recognize prior years service. This contribution was charged to administrative expense in the second quarter. Assuming the current level of staffing, it is expected that future annual contributions will approximate $20 thousand.

(7)	Subsequent Events – Future Period Price Hedges

On July 15, 2004, the Company entered into a collar for approximately 500,000 barrels of oil that extends from August 2, 2004 through January 31, 2006. The commodity reference price being hedged is West Texas Intermediate and the collar establishes a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26. The counter party to this hedging transaction is a foreign international bank.

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

Reference is made to the section “Argentine Economic and Political Environment” on page 16 for a description of the economic crisis that affected Argentina in late 2001 and early 2002. In general, although this crisis created a climate of business uncertainty for companies in Argentina, the environment for oil and gas companies operating in the country has improved since the end of 2002. During this period, the value of Argentina’s currency has stabilized and inflation has fallen to low single digit levels. Furthermore, in 2003 Argentina’s economy grew at a rate of 8 percent and oil prices strengthened significantly. Argentina’s economy has continued to grow and the price of oil has continued to increase throughout 2004.

In the first six months of 2004, the Company generated net income of $7.8 million and cash flow from operating activities of $10.2 million, which includes $6.1 million in dividends from Petrolera. These amounts compare with net income of $6.5 million, net cash provided by operating activities of $3.1 million, and Petrolera dividends of $2 million during the comparable period in 2003, respectively. Net cash provided by operating activities in 2003 included atypically large income tax payments during the second quarter that resulted from an imbalance between tax advances paid and actual taxes owed for the year 2002.

As of June 30, 2004, the Company had accumulated $23 million of cash and cash equivalents representing an increase of $5.4 million during the first six months of 2004. Of this balance, all but $1.1 million representing the Company’s consolidated proportional share of joint venture funds is deposited in the Company’s bank accounts.

Product Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements and pay shareholder dividends.

World oil prices gradually improved throughout 2003 remaining near or above $30 per barrel and moving higher in 2004. By the close of June 2004 and throughout July, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, moved higher than $40 and has been oscillating in a range between $36 and $43. The Company has benefited from this increase, but only for the portion of its total domestic oil sales in Argentina that were not governed by the $28.50 per barrel price cap that was in effect for oil sales to Argentine refiners throughout 2003 and the first four months of 2004 which is described in the following paragraphs.

In January 2003, due to the rapid increase in world oil prices, combined with the reduced purchasing power of Argentine consumers resulting from the significant devaluation of Argentina’s currency that occurred from December 2001 through the first half of 2002, the Argentine government expressed a desire to maintain stability in domestic fuel prices. In this environment, the government requested that crude oil producers and refiners enter into a price stabilization agreement to cap domestic crude oil prices for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference (the “price credit”) between the actual price of WTI, the reference price used to determine the Company’s oil sales prices, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR. This agreement that was originally scheduled to expire on March 31, 2003 went through several iterations. The most recent renewal expired on April 30, 2004 at which time the agreement was allowed to expire. The decision by Argentine oil producers and refiners to not renew the price stability agreement beyond April 30 does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50.

With the price stability agreement now expired and oil prices increasing as they have during the second quarter of 2004, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, agreed to adjust the percent used to convert US dollar denominated oil prices to pesos for the purpose of invoicing and liquidating crude oil sales to Argentine refiners. The requirement that domestic oil sales in Argentina be liquidated in pesos at a percentage of the existing exchange rate dates back to May 2002 and was one of the measures implemented by the Argentine government in response to the country’s economic crisis.

As a result, beginning May 2004, as long as the price of WTI does not exceed $36, domestic oil sales are converted to pesos at 86 percent of the US dollar to peso exchange rate at the time of sale. If WTI exceeds $36, the percent to be applied becomes 80 percent.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002 that pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, fell in proportion to the devaluation of the Argentine peso. Reference is made to the section “Argentine Economic and Political Environment” on page 16 for a description of the economic crisis that led to the enactment of the economic Emergency Law 25,561.

As reflected in the statistical table on page 15, the Company’s average natural gas sales price per thousand cubic feet (“mcf”) for the first six months of 2003 averaged $.44. This compares with a pre-economic crisis average price of $1.28 for all of 2001. Recent events in Argentina have caused natural gas sales prices to rise. For the six months ended June 30, 2004, natural gas sales prices averaged $.64 per mcf reflecting this trend.

Since the end of 2001, as a consequence of the unfavorable gas price environment, most natural gas producers in Argentina, including the Entre Lomas and Acambuco joint venture partners, suspended gas development activities until market conditions improve. Without development of gas reserves in Argentina, supplies of gas in the country declined, while demand for gas increased because of low prices and the resurgence of growth of Argentina’s economy in 2003 and the first half of 2004. The result has been a natural gas and power supply crisis for 2004 that is projected to continue into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Recently gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. In February 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties. Subsequently, in April 2004, the government and natural gas producers entered into an agreement, the stated objective of which is to assure domestic gas supplies. The agreement permits producers to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy in exchange for investments needed to increase gas production in the country.

In response to this agreement, during the second quarter 2004, the Entre Lomas joint venture partners carried out investments required to put into production certain identified behind pipe gas reserves. Acambuco was essentially unaffected by the previously described agreement because the San Pedrito field is producing at full capacity. Gas development projects in Acambuco are of such a large scale that they require long lead times. Increasing production in Acambuco necessitates the development of the Macueta field that requires the construction of a gas pipeline and a capacity expansion of the concession’s gas treatment plant that combined are estimated to cost approximately $70 million, or $1 million net to the Company’s interest. Upon completion the Macueta x-1001(bis) well will be put on production and subsequent development wells drilled. The earliest that this field could go on production is early 2006. Engineering design and initiating materials purchases for the gas pipeline and expansion of the gas treatment plant have been accelerated and are now scheduled to proceed during the balance of 2004. Construction of the full project and completion of the Macueta x-1001(bis) will get underway in 2005.

Production Volumes

During the six months ended June 30, 2004, oil production volumes, net to the Company’s consolidated and equity interests, combined totaled 978 thousand barrels, an increase of 5 percent when compared with 928 thousand barrels during the comparable period in 2003. The increase is due to favorable results from the 2004 Entre Lomas development drilling and workover campaigns. Oil sales volumes are provided in the statistical table presented on page 15.

Over the same period, gas volumes, net to the Company’s consolidated and equity interests, totaled 2.3 billion cubic feet (“bcf”), compared with 2.2 bcf during the comparable period in 2003. The increase is due to greater Acambuco gas production volumes that resulted from operating the San Pedrito field at full capacity throughout the Argentine summer months due to increased demand for gas in northern Argentina.

LPG volumes, net to the Company’s consolidated and equity interests, totaled 8.2 thousand tons, an increase of 13 percent when compared with 7.3 thousand tons during the comparable period in 2003. The increase is due to the continued improved performance at the Entre Lomas LPG plant resulting from the plant revamp completed in mid 2002.

Tax Increases

On May 12, 2004, the Argentine government increased both the tax on oil exports from 16.67 percent to 20 percent and the tax on LPG exports from 4.67 percent to 16.67 percent while also introducing a tax on natural gas exports of 16.67 percent. The increased oil export tax was an additional response to rising oil prices. The introduction of the natural gas export tax is another measure implemented by the Argentine government aimed at assuring sufficient natural gas supplies for Argentina. The Company was immediately impacted by the increase in the tax on LPG exports.

During the last half of July and the first days of August 2004, oil prices have spiked to record levels. As a result, effective August 5, 2004, the Argentine government further increased the tax on oil exports by establishing the 20 percent rate described in the previous paragraph as the base oil export tax which would apply when the per barrel price of WTI is at $32 or less, and providing for gradual tiered increases in this tax up to a maximum rate of 31 percent as the price of WTI rises from $32 to $45. The Company is not immediately impacted by this the increased tax as it is, currently, not exporting oil.

This increase in the oil export tax creates an immediate net back disparity for Argentine producers between export oil sales and oil sold to Argentine refiners. As has occurred in the recent past, it is likely that, sooner rather than later, refiners and producers, with the encouragement of the government, will promptly resolve this anomalous condition by further adjusting the percent used to convert US dollar denominated oil prices to pesos for the purpose of invoicing and liquidating crude oil sales to Argentine refiners, to create an approximate parity between the net back on domestic and export sales.

Capital Program

During the first half of 2004, the Company’s capital expenditures, net to its consolidated interests totaled $2.4 million. Including its share of capital attributable to its equity interest in Petrolera, the Company’s year to date capital expenditures totaled $5.4 million. Most of the capital expenditures to date pertain to development drilling in the Entre Lomas concession. Through June 30, 2004, the Company has participated in the drilling of 13 development wells in the Entre Lomas concession. Of these, 9 have been completed and put into production and 3 wells were at various stages of drilling and completion at the close of June. One partially drilled well experienced unexpected mechanical problems that could not be resolved. Drilling operations were halted and the well is currently under study to determine its future outcome. Entre Lomas capital spending during 2004 has also included various production facilities investments.

The planned reactivation program in the Canadon Ramirez concession was completed during the second quarter. Of six workovers performed, two wells were completed and placed on production. These two wells have demonstrated the capability to produce approximately 100 barrels per day. However, due to relative high water cuts, a combination of limited storage capacity, a lack of treating facilities, no pipeline access, and inclement weather, we are limited in our ability to maintain these wells continuously on production. With the exception of purchased production equipment, all costs associated with this program were charged to expense as incurred. During the second quarter 2004, the acquisition of 130 square kilometers of 3D seismic in Canadon Ramirez was completed. Seismic processing ended in July and interpretation is currently underway. Should seismic interpretation identify attractive drilling prospects in Canadon Ramirez, it is the Company’s intention to drill an exploration well in the near future. In the meantime, the Company intends to continue intermittent production of the two completed wells. The costs of the reactivation program up to the point of first production and the 3D seismic totaled $959 thousand.

Puesto Galdame

In March 2004, the Company entered into a farm out agreement with Chevron San Jorge S.R.L. (“Chevron”) and Advantage Resources International S.R.L. (“Advantage”), both Argentine companies, whereby the Company undertook to pay a share of the costs to drill, complete and abandon an exploration well in the CNQ 31 (“Puesto Galdame”) Exploration Permit. During April and May, the El Tigre x-1 well was drilled and reached total depth of 3,200 m (10,500 ft). The objective formations were reached, but log analysis clearly indicated water saturations that were too high and little to no indications of hydrocarbons. Consequently, the well was plugged and abandoned. The total cost of the well to the Company was $720 thousand which cost was charged to expense. The Company earned its 22.5% interest in the Puesto Galdame block, however, since the expiration date of the exploration permit was approaching, the partners returned the Puesto Galdame block to the provincial authorities.

Growth Opportunities

In the previous 30 months, the Company has deployed cash resources to increase its presence in Argentina. During this period, the Company twice increased its participation in the Entre Lomas concession by purchasing additional shares of Petrolera. The first increase occurred in 2002 with the purchase of an additional 5.54 percent of the shares of Petrolera from the Perez Companc family for $6.9 million. The second increase occurred in early 2003, with the purchase for $1.8 million of Fimaipu S.A. that owns 1.579 percent of the shares of Petrolera. The name of Fimaipu S.A. has since been changed to Apco Argentina S.A.

In addition to the previously described investments, the Company also purchased an additional 36.82 percent participation in the Canadon Ramirez concession, increasing its interest to 81.82 percent and subsequently invested in 3D seismic and a reactivation of previously inactive wells on that property. The Company has also acquired, by investing in 3D seismic, a 50 percent interest in the Capricorn permit, an exploration block in northern Argentina covering 2.1 million acres, and participated in the drilling of an exploration well in the Puesto Galdame exploration permit.

The Company’s management, as part of a strategy for growth, will continue to seek additional ways to deploy its financial resources for investing in exploration and reserve acquisition opportunities both in and outside of Argentina.

RESULTS OF OPERATIONS

Second Quarter Comparison

During the three months ended June 30, 2004, the company generated net income of $3.4 million, an increase of $433 thousand, compared with $3.0 million for the comparable period in 2003. The improvement in net income is due primarily to increases in operating revenues and equity income from Argentine investments, partially offset by increased exploration expense.

Operating revenues improved by $1.3 million due to increased oil, gas and LPG sales prices. During the second quarter 2004, oil, gas and plant product prices averaged $31.01 per barrel, $.70 per thousand cubic feet (“mcf”), and $290.95 per metric ton, respectively, compared with $26.04 per barrel, $.51 per mcf, and $257.63 per metric ton, respectively, for the comparable period in 2003. Quarter-to-quarter volume variances were not material.

Compared with the second quarter 2003, equity income from Argentine investments increased by $796 thousand. Because the Company’s equity income is comprised solely of its 40.803 percent share of the income of Petrolera Entre Lomas S.A., all other variances explanations included herein, except exploration expense, also serve to explain the increase in equity income. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are derived from the same operations as the Company.

Foreign exchange (gains) losses improved during the period by $263 thousand. In 2003, the Company incurred exchange losses of $211 thousand compared with a gain of $52 thousand during the current quarter. In the first five months of 2003, the Company had outstanding a substantial peso denominated income tax payable during a period when the Argentine peso strengthened considerably against the US dollar.

The above favorable variances in operating revenues were offset by increases of $1.5 million in exploration expense and $294 thousand in provincial production taxes that is directly related to the improvement in operating revenues. Exploration expense during the second quarter included costs associated with 3D seismic shot in the Canadon Ramirez concession, the costs of reactivation efforts in Canadon Ramirez, and costs of drilling the unsuccessful El Tigre x-1 well in Puesto Galdame block.

Six-Month Comparison

During the six months ended June 30, 2004, the company generated net income of $7.8 million, an increase of $1.3 million, compared with $6.5 million for the comparable period in 2003. The improvement in net income is due primarily to increases in operating revenues and equity income from Argentine investments, partially offset by increased exploration expense.

Operating revenues improved by $1.7 million due to increased oil, gas and LPG sales prices. Higher oil volumes also contributed to the increase.

In 2004, oil, gas and plant product prices averaged $30.13 per barrel, $.64 per thousand cubic feet (“mcf”), and $292.35 per metric ton, respectively, compared with $28.29 per barrel, $.44 per mcf, and $259.31 per metric ton, respectively, for the comparable period in 2003. During the six months the Company sold 426 thousand barrels of oil, representing an increase of 14 thousand barrels, or 3 percent, compared with 412 thousand barrels for the same six months in 2003. Increases in natural gas and LPG volumes were not material contributors to the increase in operating revenues.

Compared with the six months of 2003, equity income from Argentine investments increased by $1.3 million. Because the Company’s equity income is comprised solely of its 40.803 percent share of the income of Petrolera Entre Lomas S.A., all other variances explanations included herein, except exploration expense, also serve to explain the increase in equity income. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are derived from the same operations as the Company.

Argentine taxes other than income decreased by $321 thousand because in the first quarter of 2003, the Company sold crude oil to export markets which sales were subject to a 16.67 percent export tax. All oil sales in 2004 have, to date, been to Argentine refiners.

Foreign exchange (gains) losses improved during the period by $651 thousand. The reason for the improvement is the same as that described in the quarterly comparison.

The above favorable variances in operating revenues were offset by increases of $1.7 million in exploration expense, $425 thousand of provincial production taxes that is directly related to the improvement in operating revenues, $235 thousand of Argentine income taxes that is directly related to the increase in before tax income, and $270 thousand in depreciation, depletion and amortization expense. The causes described for the increase in exploration expense for the quarterly comparison serve to explain the increase over the six-month periods.

For both the quarter and six months ended June 30, 2004, oil sales prices have increased consistent with the trend in world oil prices. However, the particular oil price increases experienced by the Company have been restricted by the price increase limitations described in the section “Financial Condition” on page 9. Regarding the increase in natural gas prices for the same periods, as described on page 10, the Argentine government has taken steps needed to allow natural gas prices to rise from the depressed levels of the last two years.

The following table illustrates total sales volumes of crude oil, condensate, natural gas and gas liquids and average sale prices and production costs for the six months ended June 30, for the years indicated.

	2004	2003
Volumes consolidated interests
Crude oil and condensate (bbls)	425,533	411,574
Gas (mcf)	1,249,291	1,148,248
LPG (tons)	3,574	3,172
Volumes equity interest in Petrolera
Crude oil and condensate (bbls)	538,736	523,834
Gas (mcf)	1,051,265	1,065,915
LPG (tons)	4,639	4,109
Total Volumes
Crude oil and condensate (bbls)	964,269	935,408
Gas (mcf)	2,300,556	2,214,163
LPG (tons)	8,213	7,281
Average Sales Prices (in U.S. dollars)
Oil (per bbl)	$30.13	$28.29
Gas (per mcf)	.64	.44
LPG (per ton)	292.35	259.31
Average Production Cost (in U.S. dollars)
Oil (per bbl)	$4.99	$5.31
Gas (per mcf)	.13	.10
LPG (per ton)	22.96	22.55
Average Depreciation Costs (us U.S. dollars)
Oil (per bbl)	$4.73	$4.65
Gas (per mcf)	.30	.21

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

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, without considering the effects of hedging, would on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income, of approximately $700 thousand, $500 thousand, and $800 thousand, respectively.

The Company has historically not used derivatives to hedge price volatility. However, in 2004, because the per barrel price of oil moved above $40 and has remained at this level for longer than expected, the Company entered into a collar for approximately 500,000 barrels of oil that extends from August 2, 2004 through January 31, 2006. The commodity reference price being hedged is West Texas Intermediate and the collar establishes a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26.

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

In January 2002, the government defaulted on a significant portion of Argentina’s $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The second provision, was the requirement that domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars were converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation.

The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization.

Nestor Kirchner, the former governor of the province of Santa Cruz since 1991, won the April 27, 2003 presidential elections. In September 2003, the Kirchner administration reached agreement with the International Monetary Fund to reschedule $21 billion of debt with various international lending agencies which debt was to mature over the next three years. Negotiations are underway to restructure Argentina’s debt that is currently in default. Since December 2001, the Country’s total public debt has grown by $50 billion and now totals $180 billion.

In 2003, the Argentine economy grew at a rate of 8 percent, and if conditions remain stable the government is projecting growth for 2004 of 6 percent. Of course this growth comes on the heels of the severe economic contraction that occurred in the previous four years but it is a positive indicator for the future. Argentina’s ability to successfully renegotiate its foreign debt depends in large part on economic growth. At June 30, 2004, the peso to US dollar exchange rate was 2.96:1.

During 2004, commodity prices, in general, have increased, in particular the price of crude oil. As a commodity exporter, Argentina’s level of exports has improved substantially, as has its fiscal balance, which is running a surplus far larger than previously projected by government economists. The government has, when possible, taken advantage of this environment by increasing certain taxes, such as the oil export tax described in the section “Tax Increases” on page 11, to increase its total tax revenues and continue improving its fiscal balance.

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

Notwithstanding the above, management believes that its current controls are effective. In addition, there has been no material change in the Company’s Internal Controls that occurred during the Company’s second fiscal quarter.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The exhibits listed below are filed or furnished as part of this report:

10.1 – Administrative Services Agreement effective January 1, 2004, by and between Apco Argentina Inc. and The Williams Companies, Inc.

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

(b)	REPORTS ON FORM 8-K

On May 14, 2004, the Company filed a report on Form 8-K under Items 7, 9 and 12 and furnished as an exhibit a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC.

(Registrant)

By:	/s/ Thomas Bueno

President, Chief Operating and
Chief Accounting Officer
(Duly Authorized Officer of the Registrant)

August 12, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
10.1	Administrative Services Agreement effective as of January 1, 2004, by and between Apco Argentina Inc. and The Williams Companies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.