Form 10-Q
period 2004-09-30
APCO ARGENTINA INC/NEW
filed 2004-11-12
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 0-8933

APCO ARGENTINA INC.

(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS (State or other jurisdiction of incorporation or organization)	EIN 98-0199453

ONE WILLIAMS CENTER, 26th FLOOR TULSA, OKLAHOMA (Address of principal executive offices)	74172 (Zip Code)

Registrant’s telephone number:	(918) 573-2164

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2004
Ordinary Shares, $.01 Par Value	7,360,311 Shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share and Per Share Amounts)	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,157	$17,571
Accounts receivable	3,739	2,633
Inventory	300	143
Other current assets	464	75

Total Current Assets	30,660	20,422

Property and Equipment:
Cost, successful efforts method of accounting	67,743	63,884
Accumulated depreciation, depletion and amortization	(39,585)	(35,776)

	28,158	28,108

Argentine investments, equity method	41,739	41,540
Deferred Argentine income taxes	141	—
Other assets	846	2,046

Total Assets	$101,544	$92,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,945	$1,109
Affiliate payable	768	458
Accrued liabilities	1,009	955
Argentine income taxes payable	1,341	1,119
Dividends payable	1,196	1,196
Derivative liabilities	565	—

Total Current Liabilities	6,824	4,837

Long-term liabilities	1,146	947
Deferred Argentine income taxes	—	61
Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(198)	(87)
Retained earnings	84,372	76,958

Total Stockholders’ Equity	93,574	86,271

Total Liabilities and Stockholders’ Equity	$101,544	$92,116

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Operating revenue	$6,845	$6,558	$21,515	$19,556
Equity income from Argentine investments	2,485	2,442	8,359	7,027
Other revenues	87	116	173	160

	9,417	9,116	30,047	26,743

COSTS AND EXPENSES:
Operating expense	1,698	1,247	4,098	3,665
Provincial production tax	959	721	2,640	1,977
Transportation and storage	114	105	325	304
Selling and administrative	786	463	2,036	1,661
Depreciation, depletion and amortization	1,356	1,036	3,805	3,215
Exploration expense	74	727	1,815	750
Argentine taxes other than income	392	268	1,176	1,373
Foreign exchange losses (gains)	42	80	(67)	622
Other (income) expense, net	(47)	(8)	(10)	66

	5,374	4,639	15,818	13,633

Income before Argentine income taxes	4,043	4,477	14,229	13,110
Argentine income taxes	826	1,009	3,227	3,175

NET INCOME	$3,217	$3,468	$11,002	$9,935

Net income per share-basic and diluted	$0.44	$0.47	$1.49	$1.35

Average ordinary shares outstanding -
Basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in Thousands, Except Per Share Amounts)	Nine Months Ended
	September 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,002	$9,935
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(8,359)	(7,027)
Dividends from investments	8,160	4,080
Deferred income tax	(202)	(82)
Depreciation, depletion and amortization	3,805	3,215
Write off of price credit receivable	954	—
Changes in accounts receivable	(1,106)	(1,133)
Changes in inventory	(157)	78
Changes in other current assets	(389)	(85)
Changes in accounts payable	836	155
Changes in affiliate payable	310	274
Changes in accrued liabilities	54	(42)
Changes in taxes payable	222	(2,107)
Changes in current derivative liabilities	565	—
Changes in other assets, other liabilities and other	338	192

Net cash provided by operating activities	16,033	7,453
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,859)	(2,562)
Purchase of investments	—	(1,811)

Net cash used in investing activities	(3,859)	(4,373)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ($0.4875/share)	(3,588)	(3,588)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,586	(508)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	17,571	15,065

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$26,157	$14,557

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine month periods ended September 30, 2004 and 2003. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

In January 2003, due to the rapid increase in world oil prices, combined with the reduced purchasing power of Argentine consumers resulting from the significant devaluation of Argentina’s currency that occurred from December 2001 through the first half of 2002, the Argentine government expressed a desire to maintain stability in domestic fuel prices. In this environment, the government requested that crude oil producers and refiners enter into a price stabilization agreement to cap domestic crude oil prices for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference (the “price credit”) between the actual price of West Texas Intermediate (“WTI”), the crude oil type that serves as a reference price for crude oil sales contracts in Argentina, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR. This agreement, that was originally scheduled to expire on March 31, 2003, went through several iterations. The most recent renewal expired on April 30, 2004 at which time the agreement was allowed to expire.

World oil prices gradually improved throughout 2003 remaining near or above $30 per barrel and moving significantly higher than $30 per barrel in 2004. By the end of the first quarter of 2004, market forces, the war in Iraq and political events in the Middle East and other key oil producing countries combined to create market conditions in which it appeared probable that the price of WTI could remain above the $28.50 cap for the foreseeable future. Given this probability and the resultant uncertainty of when Argentine producers may expect to collect balances outstanding from refiners, effective January 1, 2004, the Company ceased recognizing revenue or the related receivable for any excess between the actual sales price pursuant to its oil sales contracts with domestic refiners that were subject to the price stabilization agreement and the $28.50 price cap.

As of September 30, 2004, the total price credit available to the Company from domestic refiners as a consequence of the expired price stability agreement, including accrued interest, totaled $1.825 million, compared with $954 thousand at the end of 2003. The $954 thousand was recognized as revenue in 2003 and through June 30, 2004 was included as a receivable, classified in other long-term assets, on the Consolidated Balance Sheets. Because the price of crude oil has

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recently surged to record levels approaching $50 per barrel, in the third quarter of 2004, the Company decided to write off the price credits it recognized in 2003. Also in the third quarter of 2004, Petrolera Entre Lomas S.A. (“Petrolera”), the Company’s equity investee, chose to write off the price credits it had recognized in 2003. The write off by the Company in the third quarter resulted in a charge of $831 thousand and is reflected in the Company’s Consolidated Statement of Operations as reductions of $954 thousand of operating revenues and $123 thousand of provincial production taxes. The write off by Petrolera in the third quarter reduced the Company’s equity income from Argentine investments by $1.029 million.

The decision by Argentine oil producers and refiners to not renew the price stability agreement beyond April 30, 2004 does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50. Therefore, the price credits available to both the Company and Petrolera from domestic refiners will be recognized as income when the price of WTI falls below $28.50 and both the Company and Petrolera continue to receive the $28.50 price until their respective price credits are collected.

(3)	Income Taxes

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands or Bahamian income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of thirty five percent and is included in the Consolidated Statements of Operations as Argentine income taxes.

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

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized unaudited income statement information for Petrolera for the nine month periods ended September 30, 2004 and 2003 are as follows:

(Amounts in Thousands)	Nine months ended
	September 30,
	2004	2003
Revenues	$67,586	$60,693

Expenses	$32,590	$30,543

Net income	$20,486	$17,224

(5)	Comprehensive Income

Comprehensive income is as follows:

(Amounts in Thousands)	Nine months ended
	September 30,
	2004	2003
Net income	$11,002	$9,935
Other comprehensive loss:
Minimum pension liability adjustment	(305)	(169)
Income tax benefit on other comprehensive loss	107	59

	(198)	(110)
Comprehensive income	$10,804	$9,825

(6)	Pension Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees that required an initial contribution of $207 thousand to recognize prior years service. This contribution was charged to administrative expense in the second quarter. Assuming the current level of staffing, it is expected that future annual contributions will approximate $20 thousand and will be charged to expense as disbursed. No other pension plan costs have been recognized in 2004.

(7)	Future Period Price Hedges

On July 15, 2004, the Company entered into a collar for approximately 500,000 barrels of oil that extended from August 2, 2004 through January 31, 2006. The commodity reference price was WTI. The collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel. The counter party to this hedging transaction was a foreign international bank.

Recently the price of WTI has risen to record levels, approaching $50 per barrel by the end of the third quarter. Consequently, in the third quarter, the pricing environment in Argentina was modified so as to establish a pricing limit of approximately $33 per barrel for Argentine domestic

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

oil sales. As a result, the collar lost effectiveness, as defined in Statement of Financial Accounting Standards No. 133, and the Company discontinued hedge accounting treatment. The estimated fair value of the collar at September 30, 2004 was a loss of $565 thousand, which was recognized as a reduction of operating revenue in the third quarter of 2004. In fourth quarter of 2004, management of the Company chose to unwind the collar, resulting in a payment to the counterparty of $1.132 million. The additional loss will be recognized as a reduction in operating revenue in the fourth quarter of 2004.

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

Reference is made to the section “Argentine Economic and Political Environment” on page 17 for a description of the economic crisis that affected Argentina in late 2001 and early 2002. In general, although this crisis created a climate of business uncertainty for companies in Argentina, the environment for oil and gas companies operating in the country has improved since the end of 2002. During this period, the value of Argentina’s currency has stabilized and inflation has fallen to low single digit levels. Furthermore, in 2003 Argentina’s economy grew at a rate of 8 percent and oil prices strengthened significantly. Argentina’s economy has continued to grow and the price of oil has continued to increase throughout 2004.

In the first nine months of 2004, the Company generated net income of $11.0 million and cash flow from operating activities of $16 million, which includes $8.2 million in dividends from Petrolera Entre Lomas S.A. (“Petrolera”). These amounts compare with net income of $9.9 million, net cash provided by operating activities of $7.5 million, and Petrolera dividends of $4.1 million during the comparable period in 2003, respectively. Net cash provided by operating activities in 2003 included atypically large income tax payments during the second quarter that resulted from an imbalance between tax advances paid and actual taxes owed for the year 2002.

As of September 30, 2004, the Company had accumulated $26.2 million of cash and cash equivalents representing an increase of $8.6 million during the first nine months of 2004. Of this balance, all but $762 thousand, representing the Company’s consolidated proportional share of joint venture funds, is deposited in the Company’s bank accounts.

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements and pay shareholder dividends.

World oil prices gradually improved throughout 2003 remaining near or above $30 per barrel and moving higher during the first half of 2004. However, in the third quarter, commodities markets pushed the price of oil to record levels due to a combination of political, labor and weather related events that lowered the world’s excess productive capacity. In October 2004, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, moved higher than $50 per barrel and has oscillated in a range between $50 and $55 per barrel. For some time now, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, agreed to adjust the percent used to convert US dollar denominated oil prices to pesos for the purpose of invoicing and liquidating crude oil sales to Argentine refiners. The requirement that domestic oil sales in Argentina be liquidated in pesos at a percentage of the existing exchange rate (“the exchange percentage”) dates back to May 2002 and was one of the measures implemented by the Argentine government in response to the country’s economic crisis. Negotiations between Argentine refiners and producers originally established the exchange percentage at 90 percent of the actual exchange rate. As the price of oil increased throughout 2004 and as the oil export tax has been raised, the previously described exchange percentage has been adjusted to diminish the impact of oil price increases on the Argentine economy. In May of 2004, refiners and producers changed the exchange percentage from 90 percent for all price levels to 86 percent if WTI was equal to or less than $36 per barrel and 80 percent if WTI exceeded $36. In the third quarter, commodities markets pushed the price of oil to record levels and Argentine refiners and producers found themselves having to return to the table to renegotiate the exchange percentage, establishing a limit of approximately $33 per barrel for domestic oil sales.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002 that pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, fell in proportion to the devaluation of the Argentine peso. Reference is made to the section “Argentine Economic and Political Environment” on page 17 for a description of the economic crisis that led to the enactment of the economic Emergency Law 25,561.

As reflected in the statistical table on page 16, the Company’s average natural gas sales price per thousand cubic feet (“mcf”) for the first nine months of 2003 averaged $.46. This compares with a pre-economic crisis average price of $1.28 for all of 2001. Recent events in Argentina have caused natural gas sales prices to rise. For the nine months ended September 30, 2004, natural gas sales prices averaged $.68 per mcf reflecting this trend.

Since the end of 2001, as a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004 and stimulated by low gas prices resulting from the government implemented natural gas price freeze, demand for natural gas in Argentina has grown. The unfavorable gas price environment has also acted to discourage gas development activities. Without development of gas reserves in Argentina, supplies of gas in the country declined, while demand for gas increased because of low prices and the resurgence of growth of Argentina’s economy in 2003 and the first half of 2004. The result has been a natural gas and power supply shortage for 2004 that is projected to continue into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Recently gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. In February 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties. Subsequently, in April 2004, the government and natural gas producers entered into an agreement to assure domestic gas supplies. The agreement permits producers to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy. The Company plans to allocate capital in 2005 toward the development of natural gas reserves.

Production Volumes

During the nine months ended September 30, 2004, oil production volumes, net to the Company’s combined consolidated and equity interests, totaled 1.494 million barrels, an increase of five percent when compared with 1.418 million barrels during the comparable period in 2003. The increase is due to favorable results from the 2004 Entre Lomas development drilling and workover campaigns. Oil sales volumes are provided in the statistical table presented on page 16.

Over the same period, gas volumes, net to the Company’s consolidated and equity interests, totaled 3.6 billion cubic feet (“bcf”), an increase of six percent when compared with 3.4 bcf during the comparable period in 2003. The increase is due to greater Acambuco gas production volumes that resulted from operating the San Pedrito field at full capacity throughout the Argentine summer months due to increased demand for gas in northern Argentina.

LPG volumes, net to the Company’s consolidated and equity interests, totaled 12.2 thousand tons, an increase of six percent when compared with 11.5 thousand tons during the comparable period in 2003. The increase is due to the continued improved performance at the Entre Lomas LPG plant resulting from the plant revamp completed in mid 2002.

Tax Increases

In August 2004, the Argentine government increased the tax on oil exports from 20 percent to a variable tiered rate that escalates with increases in the price of WTI. At a price of $32 or less, the export tax rate remains at 20 percent and gradually increases up to a maximum rate of 31 percent when the price of WTI reaches $45. The increased oil export tax was an additional response to the continuing rise in oil prices. During 2004, the Company is not paying oil export taxes because it is not exporting oil. Since implementation of the increase in this tax, the price of WTI has climbed to more than $50. As of this moment, the government has not yet acted to further increase this tax.

Capital Program

During the first nine months of 2004, the Company’s capital expenditures, net to its consolidated interests totaled $3.9 million. Including its share of capital attributable to its equity interest in Petrolera, the Company’s year to date capital expenditures totaled $8.8 million. Most of the capital expenditures to date pertain to development drilling in the Entre Lomas concession. Through September 30, 2004, the Company has participated in the drilling of 19 development wells in the Entre Lomas concession. Of these, 16 have been completed and put into production and two wells were at various stages of drilling and completion at the close of September. Entre Lomas capital spending during 2004 has also included various production facilities investments.

The planned reactivation program in the Canadon Ramirez concession was completed during the second quarter. Of six workovers performed, two wells were completed and placed on production. After initially higher rates of production, these two wells appear to be stabilizing at a combined production rate of approximately 50 barrels per day. Due to relatively high water cuts, a combination of limited storage capacity, a lack of treating facilities, no pipeline access, and inclement weather during the winter months, we are limited in our ability to maintain these wells continuously on production. With the exception of purchased production equipment, all costs associated with this program were charged to expense as incurred. During the second quarter 2004, the acquisition of 130 square kilometers of 3D seismic in Canadon Ramirez was completed. Seismic processing ended in July and interpretation is currently underway. Should seismic interpretation identify attractive drilling prospects in Canadon Ramirez, it is the Company’s intention to drill an exploration well in the near future. In the meantime, the Company intends to continue intermittent production of the two completed wells. To date the costs of the reactivation program up to the point of first production and acquiring, processing and interpreting the 3D seismic have totaled approximately $1 million.

Growth Opportunities

In the previous 33 months, the Company has deployed cash resources to increase its presence in Argentina. During this period, the Company twice increased its participation in the Entre Lomas concession by purchasing additional shares of Petrolera. The first increase occurred in 2002 with the purchase of an additional 5.54 percent of the shares of Petrolera from the Perez Companc family for $6.9 million. The second increase occurred in early 2003, with the purchase for $1.8 million of Fimaipu S.A.

that owns 1.579 percent of the shares of Petrolera. The name of Fimaipu S.A. has since been changed to Apco Argentina S.A.

In addition to the previously described investments, in early 2003, the Company also purchased an additional 36.82 percent participation in the Canadon Ramirez concession, increasing its interest to 81.82 percent and subsequently invested in 3D seismic and a reactivation of previously inactive wells on that property. The Company has also acquired, by investing in 3D seismic, a 50 percent interest in the Capricorn permit, an exploration block in northern Argentina covering 2.1 million acres, and participated in the drilling of an unsuccessful exploration well in the Puesto Galdame exploration permit.

The Company’s management, as part of a strategy for growth, will continue to seek additional ways to deploy its financial resources for investing in exploration and reserve acquisition opportunities both in and outside of Argentina.

Derivative Contracts

On July 15, 2004, the Company entered into a collar for approximately 500,000 barrels of oil during the period from August 2, 2004 through January 31, 2006. The commodity reference price was WTI. The collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel.

As described previously in the section “Oil Prices” on page 10, throughout the third quarter of 2004 oil prices rose very rapidly in response to a combination of unforeseen events. The price of WTI increased from the mid $30 per barrel range in July to uncharted levels. In October 2004, WTI moved higher than $50 per barrel, exceeding the collar’s call strike price of $53 per barrel throughout much of October 2004. The previously described increase in the oil export tax implemented in the third quarter of 2004, coupled with a change in the mechanism for setting domestic oil prices in Argentina that prevents the Company from benefiting from oil price increases above a certain level, exposed the Company to further increases in WTI as a result of the $53 per barrel ceiling imbedded in the collar. Because of this exposure and the potential for additional price increases in such a turbulent and unpredictable market and because of the unpredictable nature of reactions by the Argentine government to continued increases in oil prices, management decided to unwind the original collar at a cost of $1.1 million. The excess of this cost over the $565 thousand loss, described in Note 7 of Notes to Consolidated Financial Statements on page 8, will be recognized as a reduction to operating revenue in the fourth quarter of 2004.

RESULTS OF OPERATIONS

Third Quarter Comparison

During the three months ended September 30, 2004, the company generated net income of $3.2 million, a decrease of approximately $300 thousand, compared with $3.5 million for the comparable period in 2003. The decrease in net income is due primarily to downward adjustments to operating revenues and equity income from Argentine investments described in the following paragraphs, partially offset by increases in operating revenues from higher oil, gas and LPG sales prices.

Operating revenue for the third quarter 2004 includes a charge of $954 thousand in order to write off the receivable that accumulated in 2003 in connection with the price stabilization agreement described in Note 2 of Notes to Consolidated Financial Statements on page 6. Operating revenues for the quarter also include a charge against income of $565 associated with the Company’s hedging activities. More than offsetting these charges is an $1.8 million increase in operating revenues primarily due to increased oil, gas and LPG sales prices. During the third quarter 2004, oil, gas and plant product prices averaged $32.24 per barrel, $.75 per thousand cubic feet (“mcf”), and $372.40 per metric ton, respectively, compared with $27.44 per barrel, $.49 per mcf, and $243.65 per metric ton, respectively, for the comparable period in 2003.

Equity income from Argentine investments for the third quarter 2004 includes a charge of $1 million that reflects a write off by Petrolera of its receivable, net of applicable provincial production taxes, that accumulated in 2003 in connection with the previously described price stabilization agreement. This charge is more than offset by Petrolera’s increased operating revenues due to increases in oil, gas and LPG sales prices. Because the Company’s equity income is comprised solely of its 40.803 percent share of the income of Petrolera, all other variances explanations included in this section, except for exploration and general and administrative expenses, also serve to explain the increase in equity income. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are derived from the same operations as the Company.

In a quarter to quarter comparison, operating expense increased by $451 thousand, provincial production taxes increased by $238 thousand and selling and administrative expense increased by $323 thousand. The rise in operating expense was attributable to higher workover costs and increases in costs associated with maintaining, improving and replacing existing production facilities in Entre Lomas. The increase in provincial production taxes is directly related to the improvement in operating revenues excluding the two adjustments described previously. Higher selling and administrative expense is primarily the result of costs incurred in connection with the Company’s implementation of the Sarbanes-Oxley Act Section 404 assessment of internal controls over financial reporting.

Exploration expense fell by $653 thousand. During the current quarter, the Company’s exploration expense was limited to seismic interpretation in Entre Lomas and Canadon Ramirez, while in the same quarter of 2003, the Company charged to expense costs of acquiring, processing and interpreting 3D seismic in connection with the acquisition of its participation interest in the Capricorn block.

Nine-Month Comparison

During the nine months ended September 30, 2004, the company generated net income of $11.0 million, an increase of $1.1 million, compared with $9.9 million for the comparable period in 2003. The improvement in net income is due primarily to increases in operating revenues and equity income from Argentine investments.

Operating revenue for the nine month period ended September 30, 2004 includes the same charges against income of $954 thousand and $565 thousand described in the operating revenue discussion in the immediately preceding quarterly comparison. More than offsetting these charges is a $3.5 million increase in operating revenues primarily due to increased oil, gas and LPG sales prices. During the nine month period 2004, oil, gas and plant product prices averaged $30.85 per barrel, $.68 per thousand cubic feet (“mcf”), and $318.56 per metric ton, respectively, compared with $28.00 per barrel, $.46 per mcf, and $253.59 per metric ton, respectively, for the comparable period in 2003.

Equity income from Argentine investments for the current nine months ended September 30, 2004 includes the same $1 million charge described in the equity income discussion in the immediately preceding quarterly discussion. This charge is more than offset by Petrolera’s increased operating revenues due to increases in oil, gas and LPG sales. Because the Company’s equity income is comprised solely of its 40.803 percent share of the income of Petrolera, all other variances explanations included in this section, except for exploration and general and administrative expenses, also serve to explain the increase in equity income. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession and, as a result, its revenues and expenses are derived from the same operations as the Company.

In a nine month to nine month comparison, operating expense increased by $433 thousand, provincial production taxes increased by $663 thousand and selling and administrative expense increased by $375 thousand. The variance explanations provided in the quarterly comparison for these same categories of expense serve to explain these nine month variances.

Exploration expense during the current nine months increased by $1.1 million compared with the same period in 2003. In the first half of 2004, the Company incurred exploration costs in Canadon Ramirez associated with 3D seismic shot over the concession along with costs related to well reactivation efforts. In addition, the Company incurred its share of costs of drilling the unsuccessful El Tigre x-1 well in the Puesto Galdame exploration block.

Foreign exchange (gains) losses improved during the nine month period by $689 thousand. In 2004, the Company generated exchange gains of $67 thousand compared with exchange losses of $622 thousand during the same period in 2003. In the first half of 2003, the Company had outstanding a substantial peso denominated income tax payable during a period when the Argentine peso strengthened considerably against the US dollar.

The following table illustrates total sales volumes of crude oil, condensate, natural gas and gas liquids and average sale prices and production costs for the nine months ended September 30, for the years indicated.

	2004	2003
Volumes consolidated interests
Crude oil and condensate (bbls)	648,441	623,809
Gas (mcf)	1,949,177	1,765,673
LPG (tons)	5,315	4,999
Volumes equity interest in Petrolera
Crude oil and condensate (bbls)	818,733	794,095
Gas (mcf)	1,624,601	1,634,522
LPG (tons)	6,897	6,480
Total Volumes
Crude oil and condensate (bbls)	1,467,174	1,417,904
Gas (mcf)	3,573,778	3,400,195
LPG (tons)	12,212	11,480
Average Sales Prices (in U.S. dollars)
Oil (per bbl)	$30.85	$28.00
Gas (per mcf)	.68	.46
LPG (per ton)	318.56	253.59
Average Production Cost (in U.S. dollars)
Oil (per bbl)	$5.75	$5.23
Gas (per mcf)	.12	.09
LPG (per ton)	23.36	21.07
Average Depreciation Costs (us U.S. dollars)
Oil (per bbl)	$4.80	$4.46
Gas (per mcf)	.29	.17

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

The Company has historically not used derivatives to hedge price volatility. However, in 2004, because the per barrel price of oil moved above $40 and remained at this level for longer than expected, the Company entered into a collar for approximately 500,000 barrels of oil that extended from August 2, 2004 through January 31, 2006. The commodity reference price being hedged was West Texas Intermediate and the collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel.

Due to circumstances described in Note 7 of Notes to Consolidated Financial Statements on page 8 and in the sections titled “Oil Prices” and “Derivative Contracts” on pages 10 and 13, respectively, in October 2004, the company unwound the collar transaction described in the previous paragraph.

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

In January 2002, the government defaulted on a significant portion of Argentina’s $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The second provision was the requirement that domestic commercial transactions, or contracts, for sales in Argentina that were previously denominated in US dollars were converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation.

The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization.

Nestor Kirchner, the former governor of the province of Santa Cruz since 1991, won the April 27, 2003 presidential elections. In September 2003, the Kirchner administration reached agreement with the International Monetary Fund to reschedule $21 billion of debt with various international lending agencies which debt was to mature over the next three years. Since December 2001, the Country’s total public debt has grown by $50 billion and now totals $180 billion. The Argentine government is in the process of presenting an exchange offer to holders of $82 billion of the country’s defaulted debt. If the offer is accepted, this debt would be reduced substantially.

In 2003, the Argentine economy grew at a rate of eight percent, and if conditions remain stable the government is projecting growth for 2004 of six percent. Of course this growth comes on the heels of the severe economic contraction that occurred in the previous four years but it is a positive indicator for the future. Argentina’s ability to successfully renegotiate its foreign debt depends in large part on economic growth. At September 30, 2004, the peso to US dollar exchange rate was 2.98:1.

During 2004, commodity prices, in general, have increased, in particular the price of crude oil. As a commodity exporter, Argentina’s level of exports has improved substantially, as has its fiscal balance, which is running a surplus far larger than previously projected by government economists. The government has, when possible, taken advantage of this environment by increasing certain taxes, such as the oil export tax described in the section “Tax Increases” on page 12, to increase its total tax revenues and continue improving its fiscal balance.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15(d) - (e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable level of assurance.

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

Notwithstanding the above, management concludes that its current controls are effective at a reasonable level of assurance. In addition, there has been no material change in the Company’s Internal Controls that occurred during the Company’s third fiscal quarter.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of Shareholders of the Company was held on October 5, 2004. At the Annual General Meeting of Shareholders, two individuals were elected as directors of the Company and five individuals continue to serve as directors pursuant to their prior election. The appointment of Ernst & Young LLP as the independent auditor of the Company for 2004 was ratified.

A tabulation of the voting at the Annual General Meeting of Shareholders with respect to the matters indicated is as follows:

Election of Directors

	For	Withheld
Bryan K. Guderian	6,379,229	912,326
Piero Ruffinengo	6,378,007	913,548

Ratification of Appointment of Independent Auditors

For	Against	Abstain
6,615,631	675,086	838

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report:

31.1 — Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 — Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC. (Registrant)

By:	/s/ Thomas Bueno
President, Chief Operating and
Chief Accounting Officer (Duly Authorized Officer of the Registrant)

November 12, 2004

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