Form 10-K
period 2004-12-31
APCO ARGENTINA INC/NEW
filed 2005-03-14
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(NO FEE REQUIRED)

For the transition period from            to

Commission file number 0-8933

APCO ARGENTINA INC.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands (State or other jurisdiction of Incorporation or organization)	EIN 98-0199453

One Williams Center, Mail Drop 26-4 Tulsa, Oklahoma (Address of principal executive offices)	74172 (Zip Code)

Registrant’s Telephone Number, including area code: (918) 573-2164

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Shares $.01 Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $82,256,868. This value was computed by reference to the closing price of the registrant’s stock of $36.00. Since the shares of the registrant’s stock trade sporadically in the NASDAQ SmallCap MarketSM, the bid and asked prices and the aggregate market value of stock held by non-affiliates based thereon may not necessarily be representative of the actual market value. See Item 5 for more information.

As of March 1, 2005, there were 7,360,311 shares of the registrant’s ordinary shares outstanding.

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

On February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of Rio Cullen – Las Violetas S.A., an Argentine corporation (“RCLV”), that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen”, CA-13 “Las Violetas”, and CA-14 “Angostura” hydrocarbon exploitation concession. The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company has acquired 25.78 percent effective participation interests in each of the above named concessions. Of the $6.2 million paid by the Company, $5.7 million represents the value attributed to the acquired concession interests. The remaining balance represents working capital and other adjustments.

During 2004, the Company generated net income of $15.5 million compared with $12.4 million and $7.3 million during 2003 and 2002, respectively.

Government Regulations

The Company’s operations in Argentina are subject to various laws and regulations governing the oil and gas industry, assessment and collection of income taxes, value added taxes, and other taxes such as royalties and severance, labor laws, and provincial environmental protection requirements.

(b) Financial Information About Segments

None.

(c) Narrative Description of Business

ENTRE LOMAS

The Company participates in a joint venture with Petrolera Entre Lomas S.A. (“Petrolera”) and Petrobras Energia S.A. (“Petrobras Energia”), formerly Pecom Energia S.A. (“Pecom Energia”). Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquén in southwest Argentina. The Company’s interest in the joint venture totals 52.85 percent, of which 23 percent is a direct participation and 29.85 percent is an indirect participation through the Company’s 40.803 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a 73.15 percent direct interest in the joint venture.

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

A free market for crude oil produced in Argentina has developed since deregulation of Argentina’s energy industry in 1991. Since this market emerged, the per barrel price for Argentine crude oil has been based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount to provide for differences in gravity and quality. During this time, market conditions have evolved such that the WTI discount per barrel for oil sold in the country has declined gradually as this market has matured.

During 2004, discounts for the sale of oil produced in the Entre Lomas concession averaged less than 50 cents compared with more than $2 shortly after 1991. Discounts for the sale of oil produced in the other concessions in which the Company has an interest or for any Argentine oil sold in export markets are generally higher.

As the price of crude oil increased to record levels during 2004, politically driven mechanisms for determining the sale price of oil produced and sold in Argentina changed significantly as the year progressed. WTI continues to be the reference price for oil sold in the country, and the aforementioned gravity and quality discounts still apply. However, additional reduction factors were gradually incorporated into pricing formulas that now act to reduce considerably the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. Reference is made to the sections “Oil Prices” and “Commodity Price Risk” on pages 12 and 19, respectively, for additional discussion of the net back reduction.

The entire Argentine domestic refining market is small. Where there were six refiners active in the country at the end of 2003, due to a combination of two refiners in 2004, there are now five active refiners that constitute 99 percent of the total market. As a result, the Company’s oil sales have historically depended on a relatively small group of customers. The largest of these five companies refines only its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina. That leaves only three domestic refiners to which the Company can sell its Entre Lomas production. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. During 2004, the Company sold all of its Entre Lomas production, that constitutes more than 95 percent of its total oil production, to Petrobras’ refinery in Puesto Galvan, Argentina. This has benefited the Company as sales prices are competitive, and the net backs obtained are greater than those currently received for export sales. Refer to Note 6, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.

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

Refer to the section “Liquity and Capital Resources” on page 12 for a description of the impact of economic reforms implemented in 2002 on natural gas prices in Argentina.

Seasonality

Of the products sold by the Company, only natural gas is subject to seasonal demand. Demand for natural gas in Argentina is reduced during the warmer months of October through April, with generally lower natural gas prices during this off-peak period. During 2004, natural gas sales represented 6 percent of the Company’s total operating revenues compared with 4 and 6 percent during 2003 and 2002, respectively. Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.

Petrolera

Petrolera was established for the express purpose of carrying out production and development operations in the Entre Lomas area. Investment decisions and strategy for development of the concession are agreed upon by the joint venture partners and implemented by Petrolera. Petrolera has a board of 11 directors, five of whom are nominees of the Company and six of whom are nominees of Petrobras and its affiliates. Petrolera’s operating and financial managers and field personnel are employed exclusively by Petrolera. The Company understands that Petrolera’s sole business at present is its role as operator and owner of a 73.15 percent interest in the Entre Lomas concession.

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

The most productive producing formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of all oil produced in Entre Lomas. The Tordillo also produces associated gas that is both sold and consumed for field operations. The joint venture extracts propane and butane from this gas in its gas processing plant located in the concession. The Tordillo is also the principal producing formation in the Borde Mocho field. Other important formations are the Quintuco, that produces gas from several wells in the CB/PB field and oil in the Entre Lomas, Lomas de Ocampo, El Caracol, and Borde Mocho fields, and the Petrolifera formation that produces gas in the Entre Lomas and Lomas de Ocampo gas fields and some oil in the CB/PB field. Since inception 541 wells have been drilled in the concession, of which at year end, 323 are producing oil wells, 22 are producing gas wells, 132 are active water injection wells, 11 are water producing wells, and 53 wells are either inactive or abandoned.

The CB/PB, El Caracol and Entre Lomas oil fields are secondary recovery projects whereby water is injected into a producing reservoir in order to restore pressure and increase the ultimate volume of hydrocarbons to be recovered. Injection of water into the Tordillo reservoir has been introduced in the CB/PB field in phases since 1975. Water injection commenced in the El Caracol field in 1989 and in the Entre Lomas field in 1998.

Charco Bayo/Piedras Blancas Field

The CB/PB field produces principally from the Tordillo formation with some minor production from the Petrolifera formation. Production in the CB/PB field commenced in 1968, with the largest part of this complex developed before 1974. Additional development drilling has continued through the present with two significant drilling campaigns occurring during 1979-1981 and 1986-1988. These two campaigns were the result of renegotiations of the original Entre Lomas contract. At year’s end, there were 243 wells producing oil in this field. Secondary recovery was introduced with a successful pilot project in 1975 and has slowly been expanded to include 101 injection wells. The CB/PB field is best described as a mature oil field with remaining development potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract.

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

Due to the gradual development of this field, recoveries normally attributed to waterfloods after 20 to 30 years, have not been achieved and it is currently estimated that this field has a remaining productive life in excess of 20 years. The Company believes that the limits of this field have not yet been defined in all directions. As a result, there remain undrilled step out locations in the flanks of the structure and infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in the CB/PB field will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 2004, 15 additional wells were drilled of which 14 were completed as producers and one was drilled with completion in progress at year end.

In the CB/PB field, the Quintuco formation is mainly gas productive and produces from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are fully developed.

El Caracol Field

The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. At December 31, 2004, there were 22 wells producing oil in this field. Limited additional development drilling potential may still exist. Water injection began here in 1989 and response has been favorable. Ten injection wells are active in this field. During 2004, two development wells were drilled and completed as oil producers.

Entre Lomas

The Entre Lomas structure is located in the central part of the concession to the northwest of the CB/PB field. At the depth of the producing formations, this anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side.

Entre Lomas Oil Reservoirs

The Entre Lomas oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. It now includes 33 producing wells and 21 water injection wells. It is believed that the downdip limits of this field are well defined. During 2004, one development well was drilled and completed as an oil producer.

Entre Lomas Gas Reservoirs

Deregulation of Argentina’s gas industry in 1994 fueled considerable interest in gas development throughout the country. Starting in 1994, the Entre Lomas partners commenced development of a gas field that is productive from the Petrolifera formation. As of year end, there are nine producing wells in this field. Although the main body of the field now appears to have been defined, additional expansion possibilities exist to the northwest of the Lomas de Ocampo field discussed in the next paragraph. In 2004, no wells were drilled, or recompletions performed with the specific objective of developing additional gas reserves in this region.

Lomas de Ocampo Field

In 1997, the Lomas de Ocampo 4 well, drilled to the northwest of the Entre Lomas gas field, was found to be productive in both the Petrolifera and Quintuco formations. Based on interpretation of seismic data, the partners identified a separate structure that extends toward the northwest. Development drilling has since continued in this direction and the partners have drilled thirteen additional wells, some of which are capable of both Petrolifera gas production and Quintuco oil production. Others only produce oil from the Quintuco formation. Five field extension wells were drilled in 2004 and one previously drilled well was recompleted as a gas producer in the Petrolifera formation. Of the five wells drilled, three were completed and put on production, one was drilled with completion in progress at year’s end, and one partially drilled well experienced mechanical problems during drilling and could not be salvaged. Additional development drilling to the west and northwest is planned for 2005.

Borde Mocho

The Borde Mocho field is the smallest field in the concession. It is located southwest of the CB/PB field near the concession’s southern boundary. To date 10 wells have been drilled and all are producing oil. The discovery well was drilled in 1996. All wells produce from the Tordillo, the main producing formation, and 4 wells are also productive from the Quintuco formation. It is believed that the limits of this field have been identified to the southeast but that additional limited drilling potential may exist to the northwest. In 2004, one development well was drilled and completed as an oil producer.

Exploration

Since 1993, the Entre Lomas partners have conducted three campaigns to gather three dimensional (“3D”) seismic information. The most recent survey was completed in late 2003 during which the partners acquired 373 square kilometers of 3D seismic information over the southern portions of the concession. As a result, with the exception of a thin strip of the concession to the northeast of the Entre Lomas structure, the joint venture has 3D seismic images covering the principal producing fields and all of the surrounding acreage believed to be of most interest. The seismic surveys have multiple objectives the first of which is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other important objectives are to evaluate for high risk deep exploration potential in sedimentary sequences that exist between the base of the Petrolifera formation and the basement, and utilize 3D seismic images in ways that may help exploit the existing producing fields.

In 2001, the joint venture partners drilled a deep exploration well test in the area of the El Caracol oil field. The principal objective of this well was to investigate the Precuyano formation in the location of an interesting deep structure identified by 3D seismic images. Secondary objectives included investigation of known producing formations in the concession, including the Quintuco, Tordillo, and Petrolifera. The well was drilled to a depth of 11,290 feet. Exploration of the Precuyano in the Neuquén basin has been limited to date. The well found gas in the Precuyano formation, but poor reservoir quality prevented production at commercial rates. As a result, the well was completed in the Quintuco formation and is now on production as part of the El Caracol field. Drilling deep wells to unexplored sedimentary horizons is risky and has a low probability of success. No additional wells below the depth of the Petrolifera formation have been drilled.

Interpretation of 3D seismic information acquired in 2003 was completed in 2004 and resulted in the identification of several drilling locations both near to and distant from existing production. Although work continues on the evaluation of exploration potential to objectives below the Petrolifera formation, the primary focus to date has been the identification of lower risk drilling targets to formations known to be productive in the concession in structural closures and/or fault traps that have been identified close to the principal producing fields. Two locations were selected and both commenced drilling in the last two months of the year. By year’s end, both wells had reached total depth and log analysis indicated both could have productive potential. The first well, the CB a-247, located near Charco Bayo to the southeast close to the border of the adjacent concession was successfully tested in both the Tordillo and Quintuco formations. The structure on which this well was drilled is of limited size. In early February 2005, the well was put on production from the Quintuco with the Tordillo productive interval remaining behind pipe. The second well drilled, the Entre Lomas a-57, was drilled on a structural fault trap southeast of the Entre Lomas field. Completion operations commenced in late January 2005 and the well was put on production in early March.

Los Alamos

The Entre Lomas partners identified the Los Alamos area as a target for lower risk exploration through interpretation of 3D seismic images. In the 1970’s, the Los Alamos #1 well was drilled and found the Tordillo formation to be oil productive and with excellent reservoir characteristics. However, after a short production life the well was shut in due to a rapid increase in water production. Seismic images identified the potential for up dip stratigraphic trapping in the direction of the Piedras Blancas field. As a result, the Los Alamos #2 well was drilled, completed and placed on production in 2003. Additional studies are required here before drilling another well.

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

The Acambuco joint venture currently consists of Pan American Energy Investments L.L.C. (“PAE”), an affiliate of British Petroleum PLC that owns 52 percent, Shell C.A.P.S.A. and YPF S.A. which each hold 22.5 percent interests, and Northwest Argentina Corporation and the Company which each hold interests of 1.5 percent. Northwest Argentina Corporation is a subsidiary of The Williams Companies, Inc.

San Pedrito Field

The first well to produce in the San Pedrito field was drilled in 1996 to 14,500 feet and discovered gas in the Huamampampa formation. For this initial well, the Company exercised its non-consent option and will participate in future revenues from this well after its partners recover their costs plus the contractual penalty related solely to this well. Since the discovery, three development wells have been drilled and completed as producers. The Company participated in all three development wells. During 2004, the San Pedrito wells in which the Company participated produced 59 billion cubic feet of natural gas and 964 thousand barrels of condensate, or 892 million cubic feet of gas and 14 thousand barrels of condensate, net to the Company’s 1.5 percent interest.

Macueta Field

In 2000, the joint venture partners drilled the Macueta x-1001 (bis) well on the Macueta structure located just south of the Bolivian border and next to the San Alberto field in Bolivia. This well reached a total depth of 17,500 feet, investigating both the Huamampampa and lcla formations. In 2001, due to lower than expected production test results, the joint venture partners decided to drill a horizontal extension into the crest of the structure. After reaching its objective, the well tested 36 million cubic feet per day of natural gas and 730 barrels per day of condensate. Subsequently the joint venture shot 3D seismic images over the Macueta structure.

In January 2001, the joint venture re-entered the Macueta x-1002, drilled in the early 1980’s with the purpose of sidetracking this well to a more favorable structural position in the Huamampampa formation. The well experienced mechanical problems during drilling and was unable to reach the intended target. Production test volumes from the horizontal extension were disappointing. The Macueta structure in Acambuco is believed to be the southern extension of the San Alberto structure where a significant gas field estimated to contain several trillion cubic feet of natural gas is producing on the opposite side of the Bolivian border.

Gas sales from the Macueta field require investments for the construction of a gas pipeline and modifications to the concession’s gas treatment plant. These investments will be made in 2005 with first production expected to occur in the first half of 2006.

Other

Acambuco is situated in an overthrust belt where drilling can be difficult and costly not only because of the depths of the primary objectives, but also from the risk of mechanical problems during drilling. Wells drilled to date have required as much as one year to drill and the costs to drill and complete wells drilled to the Huamampampa formation have ranged from $30 to $50 million.

Acambuco Sales and Markets

Sales of both natural gas and condensate from the Acambuco joint venture commenced in March 2001. Acambuco gas and condensate are being sold under contracts negotiated by PAE primarily to domestic distribution companies and industrial customers in the northern part of Argentina.

CAÑADÓN RAMIREZ

The Company owns 81.82 percent in the 92 thousand acre Cañadón Ramirez concession, located in southern Argentina, in the province of Chubut. Roch S.A., an Argentine Company, owns the remaining interest. This concession produces hydrocarbons from the Golfo San Jorge basin, the oldest oil-producing province in the country.

During 2003, the Company evaluated what investments would be required to properly investigate the potential of Cañadón Ramirez and concluded that funds should be allocated both to exploration and exploitation efforts, specifically toward the reactivation of existing wells and 3D seismic surveys to determine both the exploration and development potential of the Los Monos structure and the area extending to the southern boundary of the concession. A well reactivation program was completed during the second quarter. Of six workovers performed, two wells were completed and placed on production. After initial higher rates, production from these two wells has declined to a combined rate of approximately 40 barrels per day. Also during the second quarter 2004, the acquisition of 130 square kilometers of 3D seismic information was completed. To date seismic interpretation has identified two drilling prospects. It is the Company’s intention to drill at least one exploration well in 2005. It is also the intention of the Company to shut-in the reactivated wells until the results of exploration drilling are known.

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

The Company acquired and processed the seismic images thereby completing its commitment and earning a 50 percent working interest in the block. The focus of the seismic survey was a fault trend immediately to the west of the El Vinalar concession that is oil productive. Interpretation of the seismic images resulted in the conclusion that, in the area of a main fault that was the primary target of the interpretation, there was little hope of finding a drilling location that could target a structure of sufficient size in order to make drilling economics viable given the risk and costs of exploration drilling. Furthermore, the probability of finding hydrocarbons up against this fault was, in the opinion of the partners, too low.

With the completion in 2003 of the Company’s seismic commitment in Capricorn, Netherfield fulfilled its obligations for the permit’s first exploration period that commenced in August 2003. There has been no activity in Capricorn in 2004 but the partners are currently evaluating the need for seismic acquisition immediately to the south of the Puesto Guardian concession that is also oil productive. The exploration permit expires in August 2005, at which time a second exploration period, requiring the drilling of an exploration well, is optional. If the partners choose to exercise their option, 50 percent of the original block, less any exploitation concession granted, must be relinquished. If the option is not renewed the entire block must be relinquished.

EMPLOYEES

At March 1, 2005, the Company had nine full-time employees.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report, excluding historical information, include forward looking statements that discuss the Company’s expected future results based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

You should carefully consider the following risk factors in addition to other information in this annual report. Each of these factors could adversely affect the value of an investment in the Company’s securities:

•	changes in economic and market conditions in Argentina;

•	changes in Argentine laws and regulations to which the Company is subject, including tax, environmental and employment laws, and regulations;

•	political instability in Argentina;

•	conditions of the capital markets the Company utilizes to access capital to finance operations;

•	the availability and cost of capital;

•	the effect of changes in accounting policies;

•	the ability to manage rapid growth;

•	the ability to control costs;

•	currency fluctuations and controls and changes in laws and regulation affecting the currency of Argentina;

•	future unpredictability and volatility of product prices;

•	the ability of the Company and its partners to find markets for produced hydrocarbons;

•	changes in, and volatility of, supply, demand and prices for crude oil, natural gas and other hydrocarbons;

•	the policies of the Organization of Petroleum Exporting Countries;

•	the inherent imprecision of estimates of hydrocarbon reserves, rates of future production and valuation of reserves;

•	the competitiveness of alternative energy sources or product substitutes;

•	the actions of competitors and increased competition in markets in which the Company sells its products;

•	uncertainties associated with petroleum exploration, future activities and results of operations;

•	the cost and effects of legal and administrative claims and proceedings against the Company and its subsidiaries;

•	the potential that certain aspects of the Company’s business that are currently unregulated may be subject to regulation in the future;

•	the continued threat of terrorist activities and the potential for continued military and other actions could adversely affect the Company’s business;

•	strikes, work stoppages and protests could increase the Company’s operating costs;

•	achieving growth is dependent upon the Company’s finding or acquiring additional reserves, as well as successfully developing current reserves, and risks associated with drilling may cause drilling operations to be delayed or cancelled;

•	the rights of the Company to explore for, drill for and produce hydrocarbons in Argentina are generally derived from concessions granted by the government, which have a finite term, the expiration or termination of which could materially affect the Company’s results (for example, the term of the Entre Lomas concession, which comprised approximately 95 percent of the Company’s total production in 2004, currently runs to the year 2016 with an option to extend the concession for an additional ten-year period with the consent of the government);

•	in the event that the Entre Lomas concession partners are granted the option to extend the concession for an additional ten-year period, asset retirement obligations provided for by the Company under current concession terms could be greater than currently estimated.

(d) Financial Information About Geographic Areas

The Company is a Cayman Islands corporation with executive offices located in Tulsa, Oklahoma and a branch office located in Buenos Aires, Argentina. All of the Company’s operations are located in Argentina.

The Company has no operating revenues in either the Cayman Islands or the United States. Because all of the Company’s operations are located in Argentina, all of its products are sold either domestically in Argentina, or exported from Argentina to either Brazil or Chile. Refer to Note 6 of Notes to Consolidated Financial Statements for a description of sales during the last three years to Petrobras that constitute exports to Brazil and to ENAP S.A. that constitute exports to Chile.

With exception of cash and cash equivalents deposited in banks in the Cayman Islands, Bahamas and the United States, almost all of which are located in the Cayman Islands, and furniture and equipment in its executive offices, all of the Company’s assets are located in Argentina.

Risks associated with foreign operations are discussed elsewhere in this Item 1 and in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk”.

(e) Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents electronically with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at http://www.sec.gov.

The Company does not maintain an Internet website. However, the Company will provide electronic or paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge, upon reasonable request. Such requests should be directed to the Corporate Secretary, Apco Argentina Inc., 4100 One Williams Center, Tulsa, Oklahoma, 74172.

ITEM 2. PROPERTIES

See Item 1 (c) for a description of properties and refer to “Unaudited Supplemental Oil and Gas Information” on pages 38 and 39 for tables that present estimates of the Company’s net proved reserves.

ITEM 3. LEGAL PROCEEDINGS

The information called for by this item is provided in Note 13 of Notes to Consolidated Financial Statements which information is incorporated by reference into this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of Shareholders of the Company was held on October 5, 2004. At the Annual General Meeting of Shareholders, two individuals were elected as directors of the Company and five individuals continue to serve as directors pursuant to their prior election. The appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for 2004 was ratified.

A tabulation of the voting at the Annual General Meeting of Shareholders with respect to the matters indicated is as follows:

Election of Directors
	For	Withheld
Bryan K. Guderian	6,379,229	912,326
Piero Ruffinengo	6,378,007	913,548

Ratification of Appointment of Independent Registered Public Accounting Firm

For 6,615,631	Against 675,086	Abstain 838

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                   PURCHASES OF EQUITY SECURITIES.

Market information, Number of Shareholders and Dividends

On March 1, 2005, there were 878 record holders of the Company’s ordinary shares, $0.01 par value. The ordinary shares are traded sporadically on the NASDAQ SmallCap MarketSM. The Company understands that the trades that occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low trade prices for each quarter during the years 2004 and 2003 are listed below.

	Stock Price
	High	Low	Dividend
Quarter of 2004
First	$31.49	$26.00	$.16 1/4
Second	37.75	30.75	$.16 1/4
Third	36.00	32.75	$.16 1/4
Fourth	37.32	33.09	$.16 1/4
Quarter of 2003
First	$20.50	$16.76	$.16 1/4
Second	26.05	20.40	$.16 1/4
Third	26.50	22.05	$.16 1/4
Fourth	26.75	23.50	$.16 1/4

The Company has historically paid its shareholders a quarterly dividend of 16.25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Board of Directors. Refer to “Liquidity and Capital Resources” on page 12 for additional discussion of future dividend payments.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following historical financial information presented below is derived from the Company’s audited financial statements.

	2004	2003	2002	2001	2000
(Dollars in thousands except per share amounts)
Revenues	$41,562	$35,833	$23,819	$32,041	42,912
Net Income	15,506	12,429	7,278	8,461	22,221
Income per Ordinary Share, Basic and Diluted	2.11	1.69	.99	1.15	3.02
Dividends Declared per Ordinary Share	.65	.65	.65	.65	.65
Total Assets at December 31,	104,931	92,116	85,722	82,517	82,984
Total Liabilities at December 31,	8,021	5,845	7,009	6,298	10,442
Stockholders’ Equity at December 31,	96,910	86,271	78,713	76,219	72,542

Refer to the table “Volume, Price and Cost Statistics” on page 43 for variations in prices that influence the Company’s revenues and net income.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Internally generated cash flow from the Company’s interests in the Entre Lomas concession is the Company’s primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina’s economy, the Entre Lomas concession has had the ability to finance development and exploration expenditures with internally generated cash flow. Historically, the Company has not relied on other sources of capital such as debt or equity, in part due to the Company’s focus on development of the Entre Lomas concession, but also due to the turmoil that has periodically affected Argentina’s economy.

Reference is made to the section “Argentine Economic and Political Environment” on page 20 for a description of the economic crisis that affected Argentina in late 2001 and early 2002. In general, although this crisis created a climate of business uncertainty for companies in Argentina, the environment for oil and gas companies operating in the country has improved. Since the end of 2002, the value of Argentina’s currency has stabilized and inflation has fallen to low single digit levels. In 2003 and 2004, Argentina’s economy grew at rates of nine percent and eight percent and oil prices rose significantly reaching record levels in late 2004.

During 2004, the Company generated cash flow from operating activities of $18.8 million that included $8.6 million in dividends from Petrolera. These amounts compare with net cash provided by operating activities of $12.1 million and $14.1 million, and Petrolera dividends of $6.1 million and $6.4 million for the years 2003 and 2002, respectively.

Of the $18.8 million of operating cash flow generated during 2004, $5.2 million was used for the Company’s capital program, of which almost the entire amount represented funds for the continuing development of the Entre Lomas concession and $4.8 million was paid to the Company’s shareholders in the form of dividends. The Company ended 2004 with cash, cash equivalents and short-term investments of $26.4 million, representing an increase of $8.8 million during the year.

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements and pay shareholder dividends.

World oil prices gradually increased throughout 2003 remaining near or above $30 per barrel and moving higher during the first half of 2004. These increases were primarily the result of a combination of events including a strike by employees of the national oil company of Venezuela, civil unrest in Nigeria, the war in Iraq, and a gradual improvement in economic conditions throughout the world in particular accelerating economic growth in China. In the third quarter 2004, because of weather related events and the realization that the world’s excess productive capacity had almost disappeared, commodities markets pushed the price of oil to record levels. In October 2004, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, moved higher than $50 per barrel and has since oscillated in a range between $45 and $55 per barrel.

For some time now, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. In 2003, Argentine producers and refiners entered into a price stabilization agreement to cap domestic oil prices at $28.50 for a portion of domestic oil sales. Refer to Note 1 of Notes to Consolidated Financial Statements for a further description of the price cap and its impact on the Company. The oil price cap expired April 30, 2004, but the continued increase in oil prices necessitated that producers and refiners, including the Company and Petrolera, enact reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases.

As reflected in the statistical table on page 43, although the price of WTI averaged $41 in 2004, the Company’s per barrel crude oil sales price for 2004 averaged $31.21 compared with $28.03 and $23.04 for oil sold during 2003 and 2002, respectively.

Although, the level of oil prices achieved in 2004 had a very positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during 2005 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, which law pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, fell in proportion to the devaluation of the Argentine peso. Reference is made to the section “Argentine Economic and Political Environment” on page 20 for a description of the economic crisis that led to the enactment of the economic Emergency Law 25,561.

As reflected in the statistical table on page 43, during 2004 the Company’s average natural gas sale price per thousand cubic feet (“mcf”) averaged $.74 compared with $.46 and $.42 in 2003 and 2002, respectively. This compares with a pre-economic crisis average price of $1.28 for all of 2001. The following paragraph describes recent events in Argentina that have caused gas prices to increase in 2004.

Since the end of 2001, as a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004, and stimulated by low gas prices resulting from the government implemented natural gas price freeze, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas that resulted from low prices and the resurgence of growth of Argentina’s economy in 2003 and 2004. The result has been a natural gas and power supply shortage during 2004 that is projected to continue into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. In February 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties. Subsequently, in April 2004, the government and natural gas producers entered into an agreement to assure domestic gas supplies. The agreement permitted producers to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy. The Company plans to allocate capital in 2005 toward the development of natural gas reserves.

Product Volumes

During 2004, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1.981 million barrels (“mmbbls”), an increase of three percent when compared with 1.927 mmbbls during 2003. The increase is due to favorable results from the 2004 Entre Lomas development drilling campaign and a continuation of a trend in production decline reductions in certain fields that are a consequence of production and injection well workovers, and continued application of polymer injection used to improve waterflood efficiency. Oil sales volumes for the last three years are provided in the statistical table presented on page 43.

In 2004, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 4.9 billion cubic feet (“bcf”), an increase of six percent when compared with 4.6 bcf during 2003. The increase is primarily due to greater Acambuco gas production volumes that resulted from operating the San Pedrito field at full capacity throughout the entire year due to increased demand for gas in northern Argentina.

LPG sales volumes, net to the Company’s consolidated and equity interest, totaled 16.4 thousand tons, an increase of six percent when compared with 15.4 thousand tons during 2003. The rise in volumes is attributable to increased plant yields resulting from improvements made to the Entre Lomas concession’s LPG plant since 2002.

Market Concentration

As described in Note 6 of the Notes to Consolidated Financial Statements, the Company’s sales to EG3 S.A. (“EG3”)., an Argentine refiner owned by Petrobras, represents 90 percent of its total operating revenues. In Argentina today there are currently five active refiners operating in the country that constitute 99 percent of the total market. The largest of these five refines only its own upstream production, while the smallest of the five operates only in the northwest basin of Argentina. That leaves only three domestic refiners to which the Company can sell its Entre Lomas production which constitutes over 90 percent of its total production. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. The Company has the option to broaden its customer base by exporting its crude oil and has done so in previous years. However, this would have disadvantaged the Company during 2004 because net backs obtained by selling oil in Argentina are currently greater than those that can be received for export sales. In addition, because of the Company’s limited size and the volume of oil required to fill an oil tanker, the Company must join other sellers to export. Today almost all producers of Medanito crude oil are selling to Argentine refiners. Refer to Note 6, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.

The discounts from WTI negotiated with EG3 throughout 2004 were competitive with those received by other producers of Medanito crude oil in the Neuquen basin.

Canadon Ramirez

A well reactivation program was completed during the second quarter 2004. Of six workovers performed, two wells were completed and placed on production. After initial higher rates, production from these two wells has declined to a combined rate of approximately 40 barrels per day. In the fourth quarter 2004, the Company decided to impair all carrying costs associated with the concession based on the lack of profitability of these two wells.

During the second quarter 2004, the Company acquired 130 square kilometers of 3D seismic information. To date, seismic interpretation has identified two drilling prospects. The Company plans to drill at least one exploration well in 2005. In the meantime, the Company intends to shut-in the two reactivated wells until the results of exploration drilling are known.

Puesto Galdame

In March 2004, the Company entered into a farm out agreement with Chevron San Jorge S.R.L. (“Chevron”) and Advantage Resources International S.R.L. (“Advantage”), both Argentine companies, whereby the Company undertook to pay a share of the costs to drill, complete and abandon an exploration well in the CNQ 31 (“Puesto Galdame”) Exploration Permit. During April and May, the El Tigre x-1 well was drilled and reached total depth of 3,200 m (10,500 ft). The objective formations were reached, but log analysis clearly indicated water saturations that were too high and little to no indications of hydrocarbons. Consequently, the well was plugged and abandoned. The total cost of the well to the Company was $759 thousand which cost was charged to expense. The Company earned its 22.5 percent interest in the Puesto Galdame block, however, since the expiration date of the exploration permit was approaching, the partners returned the Puesto Galdame block to the provincial authorities.

Capital Program

The Company’s capital expenditures for 2004, net to its consolidated interests, totaled $5.2 million. After taking into consideration the portion of capital expenditures attributable to its equity interest in Petrolera, the Company’s direct and indirect capital expenditures for 2004 totaled $12 million.

In 2004, the Company participated in the drilling of 26 wells in the Entre Lomas concession. Of these wells, 21 were completed and put into production, four were in progress at the end of the year, and one partially drilled well experienced mechanical problems during drilling and could not be salvaged. Entre Lomas capital spending also included well recompletions and production facilities investments.

A well reactivation program in the Canadon Ramirez concession was completed during the second quarter of 2004. Of six workovers performed, two wells were completed and placed on production. In addition, the joint venture partners acquired 130 square kilometers of 3D seismic information in Canadon Ramirez. The net cost to the Company of both the reactivation and seismic programs was $ 1 million all of which was charged to expense when incurred.

Investment Budget for 2005

Given the continuing favorable oil price environment, the Entre Lomas joint venture partners have agreed that, in 2005, we will increase investments above 2004 levels. During 2005, the partners plan to drill 29 wells, including two exploration wells. The 2005 spending program also includes conversions of wells to injection, production facility investments, recompletion of wells to existing behind pipe pay, continuation of the ongoing polymer injection program, and a well workover program. The Entre Lomas investment program is expected to total $8.7 million, net to the Company’s direct interest, and $11.2 million, net to its equity interest.

In Acambuco, the joint venture will proceed with investments to construct a gas pipeline and make modifications to the concessions gas treatment plant needed to deliver gas from the Macueta field to market. The Company’s 1.5 percent share of the Acambuco 2005 investment program is expected to total $1 million. First production is expected to occur in 2006. Refer to “Macueta Field” on page 6 for a more detailed discussion.

As of December 31, 2004 and 2003, capitalized costs associated with the Macueta field included in the Company’s Consolidated Balance Sheets as property and equipment totals $670 thousand. Refer to “Macueta Field” on page 6 for a more detailed discussion.

In Cañadón Ramirez, the partners anticipate drilling at least one exploration wells. The estimated cost of this program is expected to cost just under $ 1 million net to the Company’s interest.

Growth Opportunities

In the last three years, the Company has deployed cash resources to increase its presence in Argentina. During this period, the Company twice increased its participation in the Entre Lomas concession by purchasing additional shares of Petrolera. The first increase occurred in 2002 with the purchase of an additional 5.54 percent of the shares of Petrolera from the Perez Companc family for $6.9 million. The second increase occurred in 2003, with the purchase for $1.8 million of Fimaipu S.A. that owns 1.579 percent of the shares of Petrolera. The name of Fimaipu S.A. has since been changed to Apco Argentina S.A.

In addition to the previously described investments, in 2003, the Company also purchased an additional 36.82 percent participation in the Canadon Ramirez concession for $155 thousand, increasing its interest to 81.82 percent and in 2004 invested in the previously described 3D seismic survey and well reactivation programs.

The Company has also acquired a 50 percent interest in the Capricorn permit, an exploration block in northern Argentina covering 2.1 million acres, and participated in the drilling of an unsuccessful exploration well in the Puesto Galdame exploration permit.

The Company’s management, as part of a strategy for growth, will continue to seek additional ways to deploy its financial resources for investing in exploration and reserve acquisition opportunities both in and outside of Argentina.

Rio Cullen — Las Violetas S.A.

In keeping with the Company’s strategy for growth, management was provided the opportunity to evaluate three concessions in the southernmost part of Argentina on the island of Tierra del Fuego with the view toward making an offer for an interest that was available for sale.

As a result of the evaluation and subsequent negotiations with the seller, on February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of Rio Cullen — Las Violetas S.A., an Argentine corporation (“RCLV”), that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen”, CA-13 “Las Violetas”, and CA-14 “Angostura” hydrocarbon exploitation concession. The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company has acquired 25.78 percent effective participation interests in each of the above named concessions. Of the $6.2 million paid by the Company, $5.7 million represents the value attributed to the acquired concession interests. The remaining balance represents working capital and other adjustments.

The purchase was part of an overall purchase of 143,583 shares of RCLV by Apco and its partners, Netherfield Corporation, Sucursal Tierra del Fuego (“Netherfield”), a branch of Netherfield Corporation, a wholly owned subsidiary of Antrim Energy Inc., a Canadian company, and Roch S.A., an Argentine company, (collectively “the Purchasers”) pursuant to a stock purchase agreement executed with the Tower Fund L.P. The 143,583 shares acquired represent all of the outstanding shares of RCLV. The Purchasers and two other Argentine companies that did not sell their interests in the three concessions have formed a joint venture and executed new joint venture and operating agreements.

Operations in Tierra del Fuego are exempt from Argentine income taxes pursuant to Argentine law. Inasmuch, income generated by these concessions will not be subject to Argentine federal taxes as long as the current exemption remains in effect.

At the time of closing, the Company’s net share of the daily oil and liquids production from the acquired concession interests was approximately 200 barrels and gas production was approximately 2.6 million cubic feet. Natural gas produced in these concessions primarily supplies the local residential market in Tierra del Fuego. Because strict gas price controls remain in effect in Argentina for gas sold to residential markets, the sales price of gas produced in these concessions currently averages $.49 per mcf.

The joint venture partners have commenced investments to acquire 3D seismic information over certain key areas of the concessions.

Tax Increases

In May 2004, the Argentine government increased the tax on oil exports from 16.67 percent to 20 percent and the tax on LPG exports from 4.67 percent to 16.67 percent. The Company was immediately impacted by the increase in the tax on LPG exports. Subsequently, in August 2004, the Argentine government again increased the tax on oil exports from 20 percent to a variable tiered rate that escalates with increases in the price of WTI. At a price of $32 or less, the export tax rate remains at 20 percent and gradually increases up to a maximum rate of 31 percent when the price of WTI reaches $45. These increases in export taxes were in response to the continuing rise in oil prices. During 2004, the Company did not pay oil export taxes because it did not export oil.

Derivative Contracts

On July 15, 2004, the Company entered into a collar for approximately 500,000 barrels of oil during the period from August 2, 2004 through January 31, 2006. The commodity reference price was WTI. The collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel.

As described previously in the section “Oil Prices” on page 12, throughout the third quarter of 2004 oil prices rose very rapidly in response to a combination of unforeseen events. The price of WTI increased from the mid $30 per barrel range in July to record levels. In October 2004, WTI moved higher than $50 per barrel, exceeding the collar’s call strike price of $53 per barrel throughout much of October 2004. The previously described increase in the oil export tax implemented in the third quarter of 2004, coupled with a change in the mechanism for setting domestic oil prices in Argentina that enacted reduction factors in oil price formulas that escalate to higher and higher levels as WTI increases, exposed the Company to further increases in WTI as a result of the $53 per barrel ceiling imbedded in the collar. Because of this exposure, the potential for additional price increases in such a turbulent and unpredictable market and the unpredictable nature of reactions by the Argentine government to continued increases in oil prices, management decided to unwind the original collar at a cost of $1.1 million. As described in Note 8 of Notes to Consolidated Financial Statements on page 34, this cost was recognized as a reduction of operating revenue.

RESULTS OF OPERATIONS

Refer to Consolidated Statements of Income on page 27.

2004 vs. 2003

During 2004, the company generated net income of $15.5 million, an increase of $3.1 million, compared with $12.4 million during 2003. The improvement in net income is due primarily to increases in operating revenues and equity income from Argentine investments.

Operating revenue increased by $3 million. This increase is due primarily to increased oil, gas and plant product prices combined with increased oil sales volumes. The increase would have been $5.1 million, or 19 percent except that operating revenues included a charge of $1.1 million associated with the Company’s hedging activities and $954 thousand that resulted from the write off of the receivable that accumulated in 2003 in connection with the price stabilization agreement described in Note 1 of Notes to Consolidated Financial Statements on page 30. Oil, gas and plant product sales prices during 2004 averaged $31.21 per barrel, $.74 per mcf and $335.33 per metric ton, respectively, as compared with $28.03, $.46 and $259.65, respectively, during 2003. Consolidated oil sales volumes increased by 29 thousand barrels, or three percent, due primarily to the success of the 2004 Entre Lomas drilling and workover programs.

Equity income from Argentine investments increased by $2.6 million compared with 2003. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Equity income includes a charge of $1 million that reflects the write off by Petrolera of its receivable, net of applicable provincial production taxes, that accumulated in 2003 in connection with the previously described price stabilization agreement. Except for selling and administrative and exploration expenses, all other variance explanations included herein also serve to explain the increase in equity income. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its revenues and expenses are derived from essentially the same operations as the Company.

Foreign exchange (gains) losses improved by $914 thousand. In 2004, the Company generated exchange gains of $96 thousand compared with $818 thousand of exchange losses in 2003. In the first half of 2003, the Company had outstanding a substantial peso denominated income tax payable during a period when the Argentine peso strengthened considerably against the US dollar.

The above favorable variances were partially offset by the following negative variances:

Operating expense rose $1.1 million compared with 2003. The increase is primarily due to greater costs associated with maintaining, improving and replacing existing production facilities in the Entre Lomas concession, together with increased workover expense, severance payments for certain key Entre Lomas operations managers that retired in 2004, and increased salaries and wages of operations personnel in the Entre Lomas concession.

The increase of $1.1 million in depreciation expense was the result of higher depreciation attributable to both the Entre Lomas and Acambuco concessions and the impairment of the Company’s carrying costs pertaining to the Canadon Ramirez concession.

Provincial production taxes increased by $798 thousand compared with 2003. The increase is directly associated with the previously described increases in operating revenues.

Selling and administrative expense was greater by $611 thousand primarily the result of costs incurred in connection with the Company’s assessment of internal controls over financial reporting that was mandated by the Sarbanes-Oxley Act, Section 404, that went into effect for the Company in 2004.

2003 vs. 2002

During 2003, the Company generated net income of $12.4 million compared with net income of $7.3 million during 2002. Net income for 2002 included the cumulative effect of implementing SFAS No. 143 that resulted in a $2.4 million increase in net income. Before the cumulative effect of implementing SFAS No. 143, during 2002, the Company generated net income of $4.9 million.

The following variance explanations will focus on a comparison of income before the effect of implementing SFAS No. 143:

The increase in income before cumulative effect of change in accounting principle of $7.5 million is primarily due to increased operating revenues and greater equity income from Argentine investments.

Operating revenues increased by $6.5 million, or 32 percent, due both to higher oil and plant product sales prices and increased oil and plant product sales volumes. Oil and plant product sales prices during 2003 averaged $28.03 per barrel and $259.65 per metric ton, respectively, as compared with $23.04 per barrel and $160.80 per metric ton, respectively, during 2002. Consolidated oil sales volumes increased by 58 thousand barrels, or seven percent, due primarily to the success of the 2003 Entre Lomas drilling and workover programs. Consolidated plant product volumes increased in 2003 as a result of the 2002 revamp of the Entre Lomas LPG plant that resulted in improved plant yields. The revamp was completed in mid 2002 and required that the plant close for a brief period.

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

Operating expense increased by $1.1 million due to higher workover costs and expenses associated with other oilfield services, and compensation adjustments given to employees of Petrolera during the latter part of 2002 and the first quarter of 2003 in response to elevated levels of inflation in 2002. During the first nine months of 2002, in spite of inflation, the cost of oilfield services and salaries and wages, denominated in Argentine pesos, remained relatively unchanged due to the uncertainty in Argentina’s overall business environment resulting from the country’s economic crisis. As a result, when expressed in US dollars, by the end of the third quarter 2002, peso denominated operating expenses had decreased approximately in proportion with the devaluation of the Argentine peso and, as a consequence, had by that time reached atypically low levels. Toward the end of 2002, Argentine energy companies began to provide compensation adjustments to employees in recognition of 2002 inflation levels and companies providing oil field services and products were able to negotiate price and tariff increases.

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

Revenue recognition. Revenue is a key component of the Company’s results of operations and also determines the timing of certain expenses, such as severance taxes and royalties. The Company’s policy is to recognize revenues when oil and gas are delivered to the purchaser. Reference is made to Note 1 of Notes to Consolidated Financial Statements under the caption “Revenue Recognition” for a discussion the price stabilization agreement that established a cap on domestic crude oil prices in Argentina.

Impairment of oil and gas properties. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. The most important consideration for the Company in testing for impairment is oil and gas prices. As of December 31, 2004, for impairment testing purposes, the Company’s proved properties can withstand a significant drop in product price forecasts before the estimated value of its properties would approximate their carrying value.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, without considering the effects of hedging, would on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is so due to the reduction factors that were incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. For example, a fluctuation in the price of WTI from $32 to $33 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $700 thousand, $600 thousand, and $ 1 million, respectively. However, a fluctuation in the price of WTI from $50 to $51 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $500 thousand, $400 thousand and $800 thousand, respectively.

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

Due to circumstances described in Note 8 of Notes to Consolidated Financial Statements on page 34 and in the sections titled “Oil Prices” and “Derivative Contracts” on pages 12 and 16, respectively, in October 2004, the company unwound the collar transaction described in the previous paragraph.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Argentina’s political climate. During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002 described in the following paragraphs.

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

In January 2002, the government defaulted on a significant portion of Argentina’s $130 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The second provision, was the requirement that domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars were converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation described in the next paragraph.

The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization.

Nestor Kirchner, who was elected President of Argentina in 2003, subsequently reached an agreement with the International Monetary Fund to reschedule $21 billion of debt with various international lending agencies which debt was to mature over the next three years. Since December 2001, the country’s total public debt has grown by $50 billion and now totals $180 billion.

Argentina’s economic condition has improved considerably in 2004. As a commodity exporter, the country has benefited from increases in the price of its agricultural and natural resource exports such as crude oil. Consequently, both Argentina’s international trade balance and the government’s fiscal balance have generated surpluses far larger than previously projected by government economists. The government, when possible, has taken advantage of this environment by increasing certain taxes, such as the previously mentioned oil export tax described in the section “Tax Increases” on page 16, to increase its total tax revenues and improve its fiscal balance.

In 2003 and 2004, the Argentine economy has grown at rates of nine and eight percent, respectively. For 2005, the government is projecting economic growth of five percent. Of course, the growth experienced by Argentina during the last two years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At December 31, 2004, the peso to US dollar exchange rate was 2.979:1.

At the beginning of 2005, the Argentine government presented an exchange offer to holders of $ 82 billion of the country’s defaulted debt. The offer has been largely accepted by bond holders. As a consequence, the country’s debt has been substantially reduced.

Today Argentina finds itself in a critical economic situation that combines high levels of external indebtedness, a financial and banking system in crisis, a country risk rating that has reached levels beyond the historical norm and high levels of unemployment.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles.

All internal controls systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on its assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. A copy of this report is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To The Stockholders of Apco Argentina Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Apco Argentina Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apco Argentina Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Apco Argentina Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apco Argentina Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apco Argentina Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Apco Argentina Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 10, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Apco Argentina Inc.

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Argentina Inc. at December 31, 2004 and 2003, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apco Argentina Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 10, 2005

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Amounts in Thousands Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$25,084	$17,571
Short term investments	1,307	—
Accounts receivable	4,330	2,633
Inventory	323	143
Other current assets	545	75

Total Current Assets	31,589	20,422
Property and Equipment:
Cost, successful efforts method of accounting	69,130	63,884
Accumulated depreciation, depletion and amortization	(41,258)	(35,776)

	27,872	28,108

Argentine investments, equity method	44,629	41,540
Deferred Argentine income taxes	218	—
Other assets	623	2,046

	$104,931	$92,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,089	$1,109
Affiliate payable	446	458
Accrued liabilities	1,368	955
Argentine income taxes payable	1,865	1,119
Dividends payable	1,196	1,196

Total Current Liabilities	6,964	4,837
Long-term liabilities	1,057	947
Deferred Argentine income taxes	—	61
Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares outstanding in 2004 and 2003	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(170)	(87)
Retained earnings	87,680	76,958

Total Stockholders’ Equity	96,910	86,271

	$104,931	$92,116

     The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(Amounts in Thousands Except Per Share Amounts)
REVENUES:
Operating revenues	$29,628	$26,603	$20,092
Equity income from Argentine investments	11,657	9,009	3,514
Financial and other revenues	277	221	213

	41,562	35,833	23,819

COST AND EXPENSES:
Operating expense	5,997	4,856	3,716
Provincial production tax	3,595	2,797	2,066
Transportation and storage	449	418	367
Selling and administrative	2,699	2,088	1,460
Depreciation, depletion and amortization	5,440	4,282	4,662
Exploration expense	1,843	1,898	2
Argentine taxes other than income	1,396	1,597	1,330
Foreign exchange (gains) losses	(96)	818	1,715
Other (income) expense, net	(57)	314	85

	21,266	19,068	15,403

Income before Argentine income taxes and cumulative effect of change in accounting principle	20,296	16,765	8,416
Argentine income taxes	4,790	4,336	3,516

Income before cumulative effect of change in accounting principle	15,506	12,429	4,900
Cumulative effect of change in accounting principle, net of Argentine income taxes of $583	—	—	2,378

NET INCOME	$15,506	$12,429	$7,278

Earnings per ordinary share — basic and diluted:
Income before cumulative effect of change in accounting principle	$2.11	$1.69	$0.67
Cumulative effect of change in accounting principle	—	—	0.32

NET INCOME PER SHARE	$2.11	$1.69	$0.99

Average ordinary shares outstanding — basic and diluted	7,360	7,360	7,360

Pro forma effect assuming the change in accounting principle is applied to all periods:
NET INCOME	$15,506	$12,429	$4,900

NET INCOME PER SHARE	$2.11	$1.69	$0.67

     The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Ordinary	Paid-in	Comprehensive	Retained
	Shares	Capital	Loss	Earnings	Total
	(Amounts In Thousands Except Per Share Amounts)
BALANCE, January 1, 2002	$74	$9,326	$—	$66,819	$76,219
Net income	—	—	—	7,278	7,278
Dividends declared ($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2002	$74	$9,326	$—	$69,313	$78,713
Net income	—	—	—	12,429	12,429
Minimum pension liability of equity affiliate (net of Argentine taxes of $47)	—	—	(87)	—	(87)

Total Comprehensive Income					12,342
Dividends declared ($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2003	$74	$9,326	$(87)	$76,958	$86,271
Comprehensive Income:
Net income	—	—	—	15,506	15,506
Minimum pension liability of equity affiliate (net of Argentine taxes of $45)	—	—	(83)	—	(83)

Total Comprehensive Income					15,423
Dividends declared ($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2004	$74	$9,326	$(170)	$87,680	$96,910

     The accompanying notes are an integral part these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Amounts in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$15,506	$12,429	$7,278
Adjustments to reconcile net income to cash provided by operating activities:
Equity income from Petrolera investment	(11,657)	(9,009)	(3,514)
Dividends from Petrolera	8,568	6,089	6,386
Interest from short term investments	(17)	—	(46)
Deferred income taxes	(232)	(208)	(296)
Cumulative effect of change in accounting principle	—	—	(2,378)
Depreciation, depletion and amortization	5,440	4,282	4,662
Write off of price credit receivable	954	—	—
Prior year exploration costs charged to expense	—	706	—
Changes in accounts receivable	(1,697)	(410)	(69)
Changes in inventory	(180)	167	(17)
Changes in other current assets	(470)	69	498
Changes in accounts payable	705	192	(2,923)
Changes in affiliate payable	(12)	238	20
Change in cash overdrafts	275	—	—
Changes in Argentine income taxes payable	746	(1,997)	3,116
Changes in accrued liabilities	413	245	538
Changes in other assets, other liabilities and other	491	(715)	763

Net cash provided by operating activities	18,833	12,078	14,018
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(5,246)	(2,977)	(3,315)
Purchase of equity investments	—	(1,811)	(6,948)
Short term investments:
Purchase of short term investments	(7,430)	—	(9,948)
Proceeds from short term investments	6,140	—	9,994

Net cash used in investing activities	(6,536)	(4,788)	(10,217)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(4,784)	(4,784)	(4,784)
NET CHANGES IN CASH AND CASH EQUIVALENTS	7,513	2,506	(983)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,571	15,065	16,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,084	$17,571	$15,065

Supplemental disclosures of cash flow information:
Cash paid during the year for Argentine income taxes	$4,474	$7,201	$475

     The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its wholly owned subsidiaries, Apco Properties Ltd. (a Cayman Islands corporation) and Apco Argentina S.A. (an Argentine corporation), all of which are herein collectively referred to as “the Company”. The Company is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal businesses are a 23 percent participation in the Entre Lomas Concession (Entre Lomas, an unincorporated joint venture), which is accounted for using the proportional consolidation method, and a 40.803 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 2). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. The Company also owns a 1.5 percent interest in the Acambuco concession, an 81.82 percent interest in the Cañadón Ramirez concession and a 50 percent interest in the Capricorn Permit. All of the Company’s operating revenues and equity income, and all of its long-lived assets are in Argentina. All percentage interests are as of December 31, 2004. A wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) currently owns 68.96 percent of the outstanding ordinary shares of the Company. Oil and gas operations are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome. Because the Company’s assets are located in Argentina, management has historically been required to deal with threats from inflation, devaluation and currency controls. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

Segments

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. All of the Company’s operations are located in Argentina and its only business in Argentina is oil and gas exploration and production. As a result, management views all of the Company’s business and operations to be one segment.

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

In January 2003, due to the rapid increase in world oil prices, combined with the reduced purchasing power of Argentine consumers resulting from the significant devaluation of Argentina’s currency that occurred from December 2001 through the first half of 2002, the Argentine government expressed a desire to maintain stability in domestic fuel prices. In this environment, the government requested that crude oil producers and refiners enter into a price stabilization agreement to cap domestic crude oil prices for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference (the “price credit”) between the actual price of West Texas Intermediate (“WTI”), the crude oil type that serves as a reference price for crude oil sales in Argentina, and the $28.50 temporary cap would be payable at such time as WTI fell below $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR. This agreement, that was originally scheduled to expire on March 31, 2003, went through several iterations. The most recent renewal expired on April 30, 2004.

World oil prices gradually improved throughout 2003 remaining near or above $30 per barrel and moving significantly higher than $30 per barrel in 2004. By the end of the first quarter of 2004, market forces, the war in Iraq and political events in the Middle East and other key oil producing countries combined to create market

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As of December 31, 2004, the total price credit available to the Company from domestic refiners as a consequence of the expired price stability agreement, including accrued interest, totaled $1.825 million, compared with $954 thousand at the end of 2003. The $954 thousand was recognized as revenue in 2003 and through June 30, 2004 was included as a receivable, classified in other long-term assets, on the Consolidated Balance Sheets. Because the price of crude oil has recently surged to record levels surpassing $50 per barrel, in the third quarter of 2004, the Company decided to write off the price credits it recognized in 2003. Also in the third quarter of 2004, Petrolera Entre Lomas S.A. (“Petrolera”), the Company’s equity investee, chose to write off the price credits it had recognized in 2003. The write off by the Company in the third quarter resulted in a charge of $831 thousand and is reflected in the Company’s Consolidated Statement of Operations as reductions of $954 thousand of operating revenues and $123 thousand of provincial production taxes. The write off by Petrolera in the third quarter reduced the Company’s equity income from Argentine investments by $1.029 million.

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

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2004, 2003 and 2002, the Company did not record any impairment charges as the estimated future undiscounted net revenues exceeded the carrying value of its properties.

During the early 1990’s the Argentine Department of Energy and Argentine provinces implemented environmental regulations for Argentina’s energy industry including oil and gas operations. Among those regulations were resolutions covering the plugging and abandonment of oil and gas wells. As a result, the Company recognized it would be required to incur future plugging and abandonment costs for wells in the concessions and began to gradually accrue for such future costs. Prior to January 1, 2002, the Company accrued future abandonment costs of wells and related facilities through its depreciation and amortization calculation, and included the cumulative accrual in accumulated depreciation, depletion and amortization. Effective January 1, 2002, the Company early adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. As required by the new standard, we recorded liabilities equal to the present value of expected future asset retirement obligations at January 1, 2002. However, as the amount accrued by the Company prior to adoption of SFAS No. 143 was in excess of the amount required under the provisions of SFAS No. 143, implementation of the standard resulted in an increase in 2002 net income of $2.4 million, which was classified as a cumulative effect of change in accounting principle. The effect of adoption on operating expenses in 2002 was

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

immaterial. As part of the adoption of SFAS No. 143, an engineering analysis was obtained which projected, through the last year of the Company’s concession term, the number of wells that would require plugging and abandoning and the estimated cost to abandon a well. The Company’s asset retirement obligation is based on an estimate of the number of wells expected to be abandoned through the last year of the Entre Lomas concession term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by operations engineers, and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company’s Consolidated Balance Sheets will take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the recent economic turmoil in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time. The change in the total asset retirement obligation from year to year relates to the accretion of the obligation.

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

Recent Accounting Standards

In 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002; hence, initial adoption of this Statement on January 1, 2003, did not have any impact on our results of operations or financial position. The SEC staff, in a letter to the EITF Chairman, raised the issue of classification of leased mineral rights, for companies subject to SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” that acquire leased mineral rights. Specifically, the SEC staff stated its view that leased mineral rights meet the definition of an intangible asset under SFAS No. 141, “Business Combinations” and are thus subject to the disclosure requirements of SFAS No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2004 and 2003, the Company did not have any material leased mineral rights.

The SEC staff, in a letter to the EITF Chairman, questioned whether leased mineral rights should be presented as intangible assets rather than property, plant and equipment. In March 2004, the EITF reached a consensus that all

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

mineral rights should be considered tangible assets for accounting purposes. In September 2004, the FASB issued a Staff Position that supported the consensus of the EITF. Therefore, no reclassification will be required.

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

Financial position at December 31, 2004 and 2003 is as follows (in thousands of dollars):

	2004	2003
Current Assets	$33,302	$23,060
Non current assets	$92,792	$90,477
Current liabilities	$16,759	$11,847
Non current liabilities	$2,915	$2,576

Results of operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands of dollars):

	2004	2003	2002
Revenues	$93,914	$82,582	$63,162
Expenses	$46,735	$44,257	$42,696
Income before cumulative effect of change in accounting principle	$28,570	$22,081	$10,246
Cumulative effect of change in accounting principle	—	—	$3,704
Net Income	$28,570	$22,081	$13,950

During 2002, Petrolera adopted SFAS No 143, “Accounting for Asset Retirement Obligations.” The cumulative effect of the change in accounting principle reported for 2002 is net of Argentine income taxes.

(4)	Cash Equivalents

Cash equivalents include highly liquid bank deposits of $10.7 million and $13.2 million as of December 31, 2004 and 2003, respectively, with interest ranging from 0.38 – 2.00 percent in 2004 and 0.38 – 0.69 percent in 2003. The Company considers all investments with a maturity of three months or less to be cash equivalents. The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

(5)	Short Term Investments

Short term investments include only bank time deposits with a maturity greater than three months. At December 31, 2004 and 2003, the balance was $1.3 million and $0, respectively.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(6)	Major Customers

Sales to customers with greater than ten percent of total operating revenues consists of the following:

	For the Years Ended December 31,
	2004	2003	2002
EG3 S.A.	90.1%	75.1%	34.1%
Petrobras S.A.	*	*	27.4%
ENAP S.A.	*	*	11.7%
* Less than 10 percent

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

(7)	Related Party Transactions

The Company incurred charges of $843,000, $507,000, and $303,000 in 2004, 2003, and 2002, respectively, from Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams. Accounts payable to Williams and affiliates outstanding at December 31, 2004 and December 31, 2003, were approximately $446,000 and $458,000 respectively. The Company is dependent on Williams as it relates to certain employees performing services for the Company, and certain other costs such as rent, reproduction, office supplies, computer support, etc. Williams directly charges the Company monthly for the time associated costs of employees based on an allocation of time dedicated to the affairs of the Company. The Company also incurs an executive support charge primarily for the time spent by certain employees of Williams that serve as executive officers or directors of the Company.

(8)	Commodity Price Hedges

On July 15, 2004, the Company entered into a collar for approximately 500,000 barrels of oil that extended from August 2, 2004 through January 31, 2006. The commodity reference price was WTI. The collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel. The counterparty to this hedging transaction was a foreign international bank.

During 2004, the price of WTI rose to record levels, exceeding the collar’s call strike price of $53 per barrel throughout much of October 2004. Consequently, in the third quarter, the pricing environment in Argentina was modified so as to establish reduction factors in oil price formulas that escalate to higher and higher levels as WTI increases that effectively established a pricing limit of approximately $33 per barrel for Argentine domestic oil sales. As a result, the collar lost effectiveness, as defined in Statement of Financial Accounting Standards No. 133, and the Company discontinued hedge accounting treatment. In fourth quarter of 2004, management of the Company chose to unwind the collar, resulting in a payment to the counterparty of $1.132 million that was recognized as a loss and is reflected as a reduction of operating revenues in the Company’s Consolidated Statement of Operations.

(9)	Cayman Islands and United States Income Taxes

The Company incorporated in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company’s income during 2004, 2003, and 2002 was generated outside the United States.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(10)	Argentine Taxes

The Company recorded expenses for Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

	For the years ended December 31,
	2004	2003	2002
Income taxes
Current	$5,022	$4,540	$3,812
Deferred	(232)	(204)	(296)
Other taxes	1,396	1,597	1,330

	$6,186	$5,933	$4,846

Argentine income taxes payable at December 31, 2004 and 2003 were $1.9 million and $1.1 million, respectively. The deferred Argentine income tax provision relates primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax (asset) liability at December 31 consists of the following (in thousands of dollars):

	2004	2003
Property basis difference and asset retirement obligation	$98	$210
Defined contribution retirement plan accrual	(79)	—
Retirement plan obligations	(237)	(149)

	$(218)	$61

Tax Disputes

In August 1993, the Direccion General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507. After a lengthy judicial process that lasted seven years and included various appeals in May 2000, the Argentine Supreme Court ruled in favor of the DGI. As a result, the Entre Lomas joint venture partners paid in 12 installments the 9.2 million peso deposit which is refundable commencing July 2005, five years after the date of payment of the first installment. As of December 31, 2004, the dollar value of the Company’s deposit is approximately $800 thousand. This deposit is included in Accounts Receivable and Other Assets in the Company’s Consolidated Balance Sheets.

During 2004, the the Entre Lomas partners received notices from the provinces of Neuquén and Río Negro alleging incorrect computation of royalty payments during 2002. As of December 31, 2004, the Company had recorded as a current liability approximately $400 thousand representing the amount under discussion with the provinces.

(11)	Defined Contribution Retirement Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees that required an initial contribution of $207 thousand to recognize prior years service. Assuming the current level of staffing, it is expected that future annual contributions will range between $20 to $25 thousand and will be charged to expense as disbursed. In the first quarter of 2005, the Company will make a contribution of $23 thousand. The total amount expensed in 2004 was $230 thousand and was charged to administrative expense. Plan contributions are based on employees’ current levels of compensation and years of service. Employees vest at a rate of 20 percent per year with full vesting after five years.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(12)	Long-Term Liabilities

At December 31, 2004 and 2003, long-term liabilities consisted of the following (in thousands of dollars):

	2004	2003
Long-term liabilities
Retirement plan obligations	$480	$367
Asset retirement obligations	568	533
Other long-term obligations	9	47

	$1,057	$947

Retirement plan obligations represent the Company’s proportionate share of the obligation arising from the pension plan that covers all employees of Petrolera, the operator of the Entre Lomas concession.

(13)	Legal Contingencies

Certain conditions may exist as of the date of financial statements which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Contingent liabilities are assessed by the Company’s management based on the opinion of the Company’s legal counsel and available evidence. Such contingencies could include outstanding lawsuits or claims for possible damages to third parties in the ordinary course of the Company’s business, as well as third party claims arising from disputes concerning the interpretation of legislation. If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount can be estimated, liability is accrued. If the assessment indicates that a potential loss contingency is not probable, but is reasonably possible, or is probable but it cannot be estimated, then the nature of the contingent liability, together with an estimate of the possibility of occurrence, is disclosed in a note to the financial statements. Loss contingencies considered remote are not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed. However, in some instances in which disclosure is not otherwise required, the Company may disclose contingent liabilities of an unusual nature which, in the judgment of management, may be of interest to the users of the financial statements. As facts concerning contingencies become known to the Company, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

In November of 2004, the Company received a formal notice from the Banco Central de la Republica Argentina (the Central Bank of Argentina or the “BCRA”), of certain proceedings based upon alleged violations of foreign currency regulations. Specifically, the BCRA claimed that between December 2001 and November 2002 the Company failed to bring into the country 100 percent of the foreign currency proceeds from its Argentine oil exports. In 1989, the government established guidelines that required most oil companies to bring into Argentina 30 percent of foreign currency proceeds from exports instead of 100 percent of such proceeds as was generally required of exporters in other industries. In 1991, all foreign exchange controls were lifted by the government. In response to Argentina’s economic crisis of 2001 and 2002, the government reintroduced foreign exchange controls in 2002 and as a result during 2002 the Company repatriated 30 percent of its proceeds from oil exports following the 1989 guidelines. An opinion from Argentina’s Attorney General, however, declared that the benefits granted to the oil and gas industry in 1989 were no longer effective and, therefore, 100 percent of such funds had to be repatriated. This opinion supported the position taken by the Argentine government during 2002. The government then revised its position in 2003 and expressly clarified that oil and gas companies are required to only repatriate 30 percent of such proceeds. The government’s departure from its 2002 position was effective January 1, 2003, leaving some uncertainty in the law with regard to 2002.

The BCRA audited the Company in 2004 and took the position that 100 percent of its foreign currency proceeds from its 2002 exports were required to be returned to the country rather than only 30 percent, as had been returned to the country by the Company during that year. The difference for the Company totals $6.2 million. In December 2004, the Company filed a formal response disagreeing with the position taken by the BCRA. In addition, without admitting any wrongdoing, the Company brought into the country $6.2 million and exchanged this amount for Argentine pesos using the applicable exchange rates required by the applicable regulation.

The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company. However, historically few fines have been made effective in those cases where the foreign currency

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, it is premature to reach a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding.

(14)	Subsequent Events

On February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of Rio Cullen – Las Violetas S.A., an Argentine corporation (“RCLV”), that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen”, CA-13 “Las Violetas”, and CA-14 “Angostura” hydrocarbon exploitation concession. The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company has acquired 25.78 percent effective participation interests in each of the above named concessions. Of the $6.2 million paid by the Company, $5.7 million represents the value attributed to the acquired concession interests. The remaining balance represents working capital and other adjustments.

(15)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in Thousands Except Per Share Amounts)
2004
Revenues	$9,914	$10,716	$9,417	$11,515
Costs and operating expenses	4,285	6,159	5,374	5,448
Net income	4,356	3,429	3,217	4,504
Net income per ordinary share	.59	.47	.44	.61
2003
Revenues	$8,989	$8,638	$9,116	$9,090
Costs and operating expenses	4,422	4,572	4,639	5,435
Net income	3,471	2,996	3,468	2,494
Net income per ordinary share	.47	.41	.47	.34

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Oil and Gas Reserves

The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers:

Proved Oil, Condensate and Plant Products

	(Millions of Barrels)
		Equity
	Consolidated	Interest
	Interests	Petrolera	Total
December 31, 2001	11.2	11.8	23.0
Revisions of previous estimates:
Engineering revisions	0.7	0.8	1.5
Extensions and discoveries	0.2	0.2	0.4
Acquisition of reserves	—	1.9	1.9
Production	(0.9)	(0.9)	(1.8)

December 31, 2002	11.2	13.8	25.0

Proved developed as of December 31, 2002	6.7	8.3	15.0
Proved undeveloped as of December 31, 2002	4.5	5.5	10.0

December 31, 2002	11.2	13.8	25.0
Revisions of previous estimates:
Engineering revisions	(0.3)	(0.4)	(0.7)
Extensions and discoveries	0.4	0.5	0.9
Acquisition of reserves	—	0.5	0.5
Production	(0.9)	(1.2)	(2.1)

December 31, 2003	10.4	13.2	23.6

Proved developed as of December 31, 2003	6.5	8.2	14.7
Proved undeveloped as of December 31, 2003	3.9	5.0	8.9

December 31, 2003	10.4	13.2	23.6
Revisions of previous estimates:
Engineering revisions	—	(0.1)	(0.1)
Extensions and discoveries	0.6	0.7	1.3
Production	(1.0)	(1.2)	(2.2)

December 31, 2004	10.0	12.6	22.6

Proved developed as of December 31, 2004	6.0	7.5	13.5
Proved undeveloped as of December 31, 2004	4.0	5.1	9.1

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers:

Natural Gas

	(Billions of Cubic Feet)
		Equity
	Consolidated	Interest
	Interests	Petrolera	Total
December 31, 2001	31.5	20.3	51.8
Revisions of previous estimates:
Engineering revisions	8.5	10.0	18.5
Acquisition of reserves	—	4.3	4.3
Production	(4.0)	(3.7)	(7.7)

December 31, 2002	36.0	30.9	66.9

Proved developed as of December 31, 2002	28.6	26.4	55.0
Proved undeveloped as of December 31, 2002	7.4	4.5	11.9

December 31, 2002	36.0	30.9	66.9
Revisions of previous estimates:
Engineering revisions	1.5	0.4	1.9
Extensions and discoveries	0.3	0.4	0.7
Acquisition of reserves	—	1.2	1.2
Production	(3.8)	(3.6)	(7.4)

December 31, 2003	34.0	29.3	63.3

Proved developed as of December 31, 2003	30.7	25.0	55.7
Proved undeveloped as of December 31, 2003	3.3	4.3	7.6

December 31, 2003	34.0	29.3	63.3
Revisions of previous estimates:
Engineering revisions	3.3	3.9	7.2
Extensions and discoveries	1.6	0.6	2.2
Production	(3.8)	(3.8)	(7.6)

December 31, 2004	35.1	30.0	65.1

Proved developed as of December 31, 2004	29.8	24.8	54.6
Proved undeveloped as of December 31, 2004	5.3	5.2	10.5

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

The preceding two tables of changes in quantities and balances of net proved oil, condensate and plant products reserves and of net proved natural gas reserves do not include estimates of reserves acquired by the Company as a result of its purchase on February 10, 2005 of shares in Rio Cullen – Las Violetas S.A.

There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during 2004.

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes as of December 31, for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina:

	(Millions of U.S. Dollars) (5)
		Equity
	Consolidated	Interest
	Interests	Petrolera	Total
As of December 31, 2004
Future revenues (1 and 2)	$344	$425	$769
Future expenditures (3)	137	168	305

	207	257	464
Argentine taxes (4)	66	83	149

Future net cash flows	141	174	315
Effect of discounting 10%	51	63	114

Standardized measure of discounted future net cash flows	$90	$111	$201

As of December 31, 2003
Future revenues (1 and 2)	$309	$385	$694
Future expenditures (3)	125	156	281

	184	229	413
Argentine taxes (4)	58	74	132

Future net cash flows	126	155	281
Effect of discounting 10%	49	59	108

Standardized measure of discounted future net cash flows	$77	$96	$173

As of December 31, 2002
Future revenues (1 and 2)	$323	$392	$715
Future expenditures (3)	115	137	252

	208	255	463
Argentine taxes (4)	80	101	181

Future net cash flows	128	154	282
Effect of discounting 10%	52	63	115

Standardized measure of discounted future net cash flows	$76	$91	$167

(1)	Estimates are made of quantities and timing of future production of oil and gas reserves.

(2)	Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2004 was $31.39, as compared with $28.24 and $28.12 for 2003 and 2002 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3)	Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.

(4)	Estimated taxes consider all taxes to which the Company is subject in Argentina.

(5)	Conversion of U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.

Discounted future net cash flows presented herein may not be reliable due to the difficulty of estimating remaining recoverable reserves. Estimates of oil and gas reserves and rates of future production are inherently imprecise and change over time, as new information becomes available. As a result, subsequent revisions of the quantity and valuation of proved reserves may be significant.

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Changes in Standardized Measure

The following analysis summarizes for each of the years presented the factors that caused the increases (decreases) in the amount of standardized measure attributable to the estimate of the Company’s Argentine proved oil and gas reserves.

Total including Equity Interest in Petrolera

	(Millions of U.S. Dollars)
	2004	2003	2002
Revenues, net of production costs	$(58)	$(49)	$(34)
Net changes in prices and production costs	44	(4)	104
Additions and revisions of previous estimates	25	9	29
Acquisition of reserves	—	4	13
Changes in estimated development costs	(1)	(6)	(7)
Development costs incurred during current period	12	6	7
Net changes in Argentine taxes	(19)	22	(63)
Accretion of discount	25	24	15
Timing of future production and other	—	—	(3)

Net increase in standardized measure	$28	$6	$61

Drilling Activity

In 2004, the Company participated in the drilling of 26 gross wells, 14 net wells (six pertaining to the Company’s consolidated interests, eight to its equity interest in Petrolera). During 2003, the Company participated in the drilling of 16 gross wells, nine net wells (four pertaining to the Company’s consolidated interests, five to its equity interest in Petrolera). During 2002, the Company participated in the drilling of 16 gross wells, eight net wells (four pertaining to the Company’s consolidated interests, four to its equity interest in Petrolera). Of the 58 gross wells drilled, 31 net wells (14 pertaining to the Company’s consolidated interests, 17 to its equity interest in Petrolera) over the three-year period, all were field step out wells, or extended reach development wells.

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Well Count and Acreage

The total gross and net well count from all acreage in which the Company has an interest is as follows:

For the year ended December 31, 2004

		Net	Net Equity
		Consolidated	Interest	Net
	Gross	Interests	Petrolera	Total
Oil	330	76	96	172
Gas	26	6	6	12
Injection or water	143	34	42	76
Inactive or abandoned	86	24	17	41

Total	585	140	161	301

For the year ended December 31, 2003

		Net	Net Equity
		Consolidated	Interest	Net
	Gross	Interests	Petrolera	Total
Oil	311	70	91	161
Gas	25	5	6	11
Injection or water	137	32	41	73
Inactive or abandoned	87	27	16	43

Total	560	134	154	288

The Company currently holds interests in three concessions with a total surface area of 569,142 gross acres, 176,513 acres net to the Company (121,769 net acres pertaining to its consolidated interests, 54,744 net acres to its equity interest in Petrolera). Developed acreage in the three concessions totals 53,084 gross acres, 22,548 acres net to the Company (9,936 net acres pertaining to its consolidated interest, 12,612 net acres to its equity interest in Petrolera). Undeveloped acreage in the three concessions totals 516,058 gross acres, 153,966 acres net to the Company (111,833 net acres pertaining to its consolidated interests, 42,133 net acres to its equity interest in Petrolera).

Capitalized Costs Related to Oil and Gas Producing Activities

Total capitalized costs related to oil and gas producing activities for the Company’s consolidated interests are as follows:

(Thousands of U.S.Dollars)	2004	2003
Unproved	$—	$1,043
Proved oil and gas properties	67,550	62,434
Accumulated depreciation, depletion and amortization	(39,786)	(35,444)

Net capitalized costs	$27,764	$28,033

     APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Total capitalized costs related to oil and gas producing activities for the Company’s equity interest in Petrolera are as follows:

(Thousands of U.S.Dollars)	2004	2003
Proved oil and gas properties	82,221	75,605
Accumulated depreciation, depletion and amortization	(45,079)	(39,925)

Net capitalized costs	$37,142	$35,680

Volume, Price and Cost Statistics

The following table shows total sales volumes of crude oil and condensate, natural gas and LPG average sales prices and production costs for the three years.

	2004	2003	2002
Volumes Consolidated Interests
Crude Oil and Condensate (bbls)	876,868	847,829	789,415
Gas (mcf)	2,649,436	2,402,766	2,811,544
LPG (tons)	7,139	6,688	4,980
Volumes Equity Interest in Petrolera
Crude Oil and Condensate (bbls)	1,104,543	1,079,182	867,951
Gas (mcf)	2,246,521	2,163,057	2,461,455
LPG (tons)	9,264	8,672	5,607
Total Volumes
Crude Oil and Condensate (bbls)	1,981,402	1,927,010	1,657,366
Gas (mcf)	4,895,957	4,565,823	5,272,999
LPG (tons)	16,403	15,360	10,587
Average Sales Prices (in U.S. Dollars)
Oil (per bbl)	$31.21	$28.03	$23.04
Gas (per mcf)	.74	.46	.42
LPG (per ton)	335.33	259.65	160.80
Average Production Costs (in U.S. Dollars)
Oil (per bbl)	$6.18	$5.18	$5.18
Gas (per mcf)	.12	.10	.06
LPG (per ton)	25.32	21.53	20.58
Average Depreciation Cost (in U.S. Dollars)
Oil (per bbl)	$4.99	4.46	3.93
Gas (per mcf)	.28	.20	.19

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

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)

Costs Incurred in Acquisitions, Exploration, and Development

The following table details total expenditures for acquisitions, exploration, and development made by the Company during the current and two previous years:

	(Millions of U.S. Dollars)
		Equity
	Consolidated	Interest
	Interest	Petrolera	Total
For the year ended December 31, 2004
Exploration	2	—	2
Development	5	7	12
Workovers	1	2	3

Total	$8	$9	$17

For the year ended December 31, 2003
Acquisition	$—	$2	$2
Exploration	1	1	2
Development	3	4	7
Workovers	1	1	2

	$5	$8	$13

For the year ended December 31, 2002
Acquisition	$—	$7	$7
Development	3	3	6
Workovers	1	1	2

Total	$4	$11	$15

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor the Company’s Disclosure Controls and make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth on page 22.

ITEM 9B. Other Information

The Company’s Board of Directors has set July 6, 2005 as the date for the 2005 Annual General Meeting of Shareholders. More information about the time and location of the meeting will be provided to shareholders at a later date. Shareholder proposals intended for inclusion in the Company’s proxy statement for its 2005 Annual General Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must be directed to the Corporate Secretary, Apco Argentina Inc., One Williams Center, Tulsa, Oklahoma 74172 and must be received by May 1, 2005. In order for proposals of shareholders made outside of Rule 14a-8 under the Exchange Act to be considered “timely” within the meaning of Rule 14(a)-4(c) under the Securities Exchange Act of 1934, such proposals must also be received by the Corporate Secretary at the above address by May 1, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company’s Articles of Association provide for a Board of Directors of not less than three and not more than nine persons. The Articles of association also provide that at each annual general meeting of shareholders one-third of the directors, or if their number is not three or a multiple of three, then the number nearest one-third shall retire from office. The directors to retire in every year are those who have been longest in office since their last election and retiring directors are eligible to be re-elected as directors. Between persons who become directors on the same day, those to retire are determined by lot unless they otherwise agree among themselves as to whom will retire. Directors appointed by the board of directors to fill a vacancy or as an addition to the existing directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the directors who are to retire by rotation as described above. Messrs. Randall L. Barnard and Robert J. LaFortune were last elected as directors of the Company at the annual general meeting of shareholders held in 2003. Messrs. Guderian and Ruffinengo were last elected as directors at the annual general meeting of shareholders held in 2004. The number of directors constituting the total number of members is currently fixed at seven and if this number remains the same by the next annual general meeting of shareholders, the terms of at least two of the following directors will expire at such meeting: Messrs. Keith E. Bailey, Ralph A. Hill, and John H. Williams. Executive officers of the Company are elected by the board of directors and hold office until relieved of such office by action of the board of directors.

The following table sets forth certain information with respect to the Company’s executive officers and members of Board of Directors.

Name	Age	Position

Ralph A. Hill	45	Chairman of the Board, Chief Executive Officer and Director
Landy L. Fullmer	52	Chief Financial Officer
Thomas Bueno	53	President, Chief Operating Officer, Controller, and Chief Accounting Officer
Keith E. Bailey	62	Director
Randall L. Barnard	48	Director
Bryan K. Guderian	45	Director
Robert J. LaFortune	78	Director
Piero Ruffinengo	60	Director
John H. Williams	86	Director

Business Experience

Mr. Hill has served as a director of the Company, Chairman of the board of directors, and Chief Executive Officer since 2002 and as Senior Vice President and General Manager of several subsidiaries in the petroleum services and exploration and production units of The Williams Companies, Inc. since 1998. He has also held various management positions with the Williams Energy Services business unit of Williams since 1993. Mr. Hill has served as a director of Petrolera Entre Lomas S.A. since April 2003.

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

Mr. Barnard has been a director of the Company since 2001. He currently serves as Vice President of Operations of The

Williams Companies, Inc.’s Gas Pipeline unit. From September of 2000 until July of 2002, he served as President and General Manager of Williams International Company, a subsidiary of The Williams Companies, Inc. that develops, builds, manages and invests in international physical energy assets. Mr. Barnard served as Chairman of the Board, Chief Executive Officer and President of the Company from August 2001 to April 2002, Venezuelan Country Manager for Williams International Company from 1997 through September 2000, and the Managing Director of Business Development for Latin America for Williams International Company from 1996 to 1997. Mr. Barnard also served as a director of Petrolera Entre Lomas S.A. from 2001 to April 2003.

Mr. Williams has served as a director of the Company since 1992. Mr. Williams is engaged in personal investments and has been for more than five years. He is a member of the audit committee of the board of directors. He was Chairman of the Board and Chief Executive Officer of The Williams Companies, Inc. prior to retiring in 1978. Mr. Williams is a director of Unit Corporation, and an honorary director of Willbros Group, Inc. and The Williams Companies, Inc. He formerly served as a director of Petrolera Entre Lomas S.A.

Mr. LaFortune has served as a director of the Company since 1998 and is a member of the audit committee of the board of directors. He is self-employed and manages, evaluates and analyzes personal investments. Mr. LaFortune is also a director of the Bank of Oklahoma Financial Corporation and serves on the audit committee of that company’s board of directors. He is the former Mayor of the City of Tulsa and also served as a director of The Williams Companies, Inc., from 1978 to 1999, including six years as chairman of the Audit Committee.

Mr. Bailey has served as a director of the Company since May 2002. He has served as a director of AEGIS Insurance Services Inc. since 2001. He has served on the board of directors of Mark West Energy Partners, L.P. since January 20, 2005 and the board of directors of People’s Energy since February 25, 2005. He served as Chairman of the board of directors and Chief Executive Officer of The Williams Companies, Inc. from 1994 to 2002, as President from 1992 to 1994, and as Executive Vice President from 1986 to 1992. Mr. Bailey previously served as a director of the Company from 1987 to 1998, as the Company’s Chairman of the Board from 1992 to 1996, and as a director of Petrolera Entre Lomas S.A. from 1988 to 1999.

Mr. Ruffinengo has served as a director of the Company since April 2002 and is a member of the audit committee of the board of directors. He has been engaged in the private practice of law in Salt Lake City, Utah since 1984. He served the Company as a consultant from 1984 through 1999. Mr. Ruffinengo has served as a director of Petrolera Entre Lomas S.A. since 2004 and, previously, served as a director from the mid 1970’s through 1999.

Mr. Guderian has served as a director of the Company since April 2002. He has also served as Vice President of The Williams Companies, Inc.’s Exploration and Production unit since 1998 and has served as a director of Petrolera Entre Lomas S.A. since April 2003.

Audit Committee

The Company’s board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the audit committee include Messrs. LaFortune, Ruffinengo and Williams. The board of directors has determined that Mr. LaFortune qualifies as an “audit committee financial expert” as defined by the rules of U.S. Securities and Exchange Commission. Mr. LaFortune’s biographical information is set forth above under the caption “Business Experience.”

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company is dependent on The Williams Companies, Inc. (“Williams”) as relates to its executive officers and its executive officers are employees of Williams. Williams charges the Company, pursuant to an administrative services agreement, a fee for the services of the Company’s President, Mr. Bueno, and other persons who spend a substantial or consistent amount of time with respect to the affairs of the Company. The fee for those who spend a substantial time on the Company’s affairs is based on actual compensation and an estimated allocation of time dedicated to the affairs of the Company. For 2002, the Company was charged less than $100,000 for Mr. Bueno’s salary and bonus. In 2003, the Company incurred an allocated charge of $100,250 for Mr. Bueno’s salary and bonus and an allocated charge of $34,085 for his benefits. In 2004, the Company incurred an allocated a charge of $152,204 for Mr. Bueno’s salary and bonus and a charge of $50,426 for his benefits. The Company also compensates Williams for the services of the Company’s Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer based on allocation of such persons’ time dedicated to the affairs of the Company. In 2003 and 2004 the Company paid an annual aggregate charge of $100,000 for the services of these persons. In 2002, the Company similarly paid Williams a fee for general and administrative expenses, management services (which includes the services of the Company’s executive officers and directors who are employees of Williams), overhead, rent, and purchases of materials and supplies. The total amount the Company paid for such services was approximately $303,000 in 2002.

Compensation Committee Interlocks and Insider Participation

The board of directors of the Company does not maintain a Compensation Committee. During 2004, no executive officer of the Company served on the board of directors of Williams but in some instances an executive officer of the Company served as a director for one or more subsidiaries of Williams while an executive officer of such subsidiary served as a director of the Company. However, the executive officers of the Company during 2004 were employees of Williams and compensation decisions with respect to those persons were accordingly determined by Williams.

Compensation of Directors

Directors who are employees of Williams receive no compensation for service on the board of directors. Each director who is not an employee of Williams (a “Non-Management Director”) receives an annual retainer of $14,000 and an additional fee for attending Board meetings of $1,000 per meeting. Additionally, each Non-Management Director who serves on the audit committee or nominating committee receives a fee for attending each meeting of those committees. The chairmen of the audit committee and the nominating committee receive a fee of $2,000 for attending committee meetings. Other members of those committees receive a fee of $1,000 for attending committee meetings. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors or otherwise by reason of their being a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

Security Ownership of Certain Beneficial Owners and Management

The Company’s directors and executive officers do not own, directly or beneficially, any of the Company’s ordinary shares, other than director’s qualifying shares. The following table sets forth the number of ordinary shares of the Company and the percentage represented by such number of each person who is known to the Company to own beneficially five percent or more of the Company’s ordinary shares as of March 1, 2005. Certain information in the table was obtained from filings made with the U.S. Securities and Exchange Commission.

Name of Beneficial Owner	Number of Ordinary Shares		Percent of Class

The Williams Companies, Inc.	5,075,398	(1)(2)	68.96%
Williams Global Energy (Cayman) Limited	5,075,398	(2)	68.96%
Lehman Brothers Holdings Inc.	683,480	(3)	9.29%

(1)	Includes 5,075,398 Ordinary Shares held of record by Williams Global Energy (Cayman) Limited.

(2)	Williams Global Energy (Cayman) Limited (“Williams Global Energy”) is an indirect wholly-owned subsidiary of Williams International Company, which is a direct wholly-owned subsidiary of The Williams Companies, Inc. (“Williams”). As a result, Williams may be deemed to be the beneficial owner of the shares held by Williams Global Energy under the rules and regulations of the SEC. The address of both of these companies is One Williams Center, Tulsa, Oklahoma 74172.

(3)	A filing with the SEC dated February 14, 2005 indicates that Lehman Brothers Holdings Inc. (“Holdings”) and Lehman Brothers Inc. (“LBI”) beneficially hold these shares. The filing further indicates that LBI, a subsidiary of Holdings, is the owner of record of the shares and Holdings may be deemed to be the beneficial owner of the shares held by LBI under the rules and regulations of the SEC. The address of LBI and Holdings is 745 Seventh Avenue, New York, New York 10019.

The following table sets forth, as of March 1, 2005, the number of shares of Common Stock of The Williams Companies, Inc., beneficially owned by each of the Company’s directors and executive officers at the end of the last fiscal year and by such directors and executive officers as a group:

Name of Individual or Group	Shares of Common Stock		Percent of Class

Keith E. Bailey	1,685,551	(1)(2)	*
Randall L. Barnard	82,565	(2)	*
Thomas Bueno	45,944	(2)	*
Landy L. Fullmer	46,582	(2)	*
Bryan K. Guderian	103,841	(2)	*
Ralph A. Hill	364,955	(2)	*
Robert J. LaFortune	57,937	(1)(2)	*
Piero Ruffinengo	0		*
John H. Williams	970,812	(1)	*
All directors and executive officers as a group (9 persons)	3,358,187	(1)(2)	*
* Less than one percent.

(1)	Includes shares held in trust as follows: Mr. Bailey, 338,989 shares; Mr. LaFortune, 55,346; and Mr. Williams, 970,110. Each individual has voting and investment power over such shares.

(2)	Includes shares which represent stock options granted under the Williams’ stock option plans and/or deferred compensation granted pursuant to the terms of Williams’ incentive and investment plans. These stock options and/or deferred compensation are exercisable or subject to the right of conversion within 60 days and deemed to be beneficially owned by the following individuals pursuant to the rules and regulations of the SEC: Mr. Bailey, 381,243; Mr. Barnard, 69,617; Mr. Bueno, 33,311; Mr. Fullmer, 28,053; Mr. Hill, 339,272; and Mr. Guderian, 95,710. The shares subject to option or conversion cannot be voted or invested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related-party transactions are disclosed elsewhere herein in Note 7 to the Notes to Consolidated Financial Statements and in Item 11 of Part III under the caption “Compensation of Executive Officers”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for audit services rendered by Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, for the years ended December 31, 2003 and December 31, 2004 and fees billed by E&Y with respect to those periods for other services:

	2003	2004
Audit fees: (1)	$131,880	$183,000
Audit-related fees: (2)	5,300	5,000
Tax fees: (3)	2,579	3,000
All other fees: (4)	—	—

Total	$139,759	$191,000

(1)	Audit fees consisted of professional services for the audit of the Company’s financial statements, the audit of the Company’s assessment of internal controls over financial reporting, and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees generally include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. More specifically, these services consisted principally of consultation concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of fees for tax compliance assistance.

(4)	There were no other fees for products or services, not included in classes discussed above.

All services rendered by E&Y are pre-approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee’s pre-approval policies and procedures with respect to services rendered by the independent registered public accounting firm are filed as an exhibit to this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1

Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8.

(a) 2 and (c)

Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less owned person are filed as Schedule S-1.

(a) 3 and (b)

The exhibits listed below are filed as part of this annual report:

Exhibit
Number		Description
*(3)	—	Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated April 30, 1981.

*(3)	—	Articles of Association of Apco Argentina Inc. as filed with Form 14 (Registration No. 2-6354), dated March 16, 1979.

*(10)	—	Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Contract dated December 1977, amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10)	—	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	—	Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

Exhibit
Number		Description

*(10)	—	Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10)	—	Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10)	—	Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)	—	Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)	—	Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

(10)	—	English translation of stock purchase agreement by and between the Tower Fund L.P., Apco Argentina Inc., Netherfield Corporation, Sucursal Tierra del Fuego, Antartida e Islas del Atlantico Sur and Roch S.A. dated February 25, 2005 relating to the purchase by the Company of 79,752 shares of Rio Cullen-Las Violetas S.A. dated February 25, 2005.

*(14)	—	Apco Argentina Inc. Code of Ethics as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

(23)	—	Consent of Independent Petroleum Engineers.

(24)	—	Power of attorney together with certified resolution.

(31.1)	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(99)	—	Pre-approval policies and procedures with respect to services rendered by the independent auditor, as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

*	—	Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC. (Registrant)
Dated: March 14, 2005	By:	/s/ Thomas Bueno
Thomas Bueno
Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ *Ralph A. Hill	March 14, 2005
Ralph A. Hill, Chief Executive Officer And Chairman of the Board
/s/ *Landy L. Fullmer Landy L. Fullmer, Chief Financial Officer	March 14, 2005

/s/ Thomas Bueno	March 14, 2005
Thomas Bueno, President, Chief Operating Officer, Controller, and Chief Accounting Officer

/s/ *Keith E. Bailey Keith E. Bailey, Director	March 14, 2005

/s/ *Randall L. Barnard Randall L. Barnard, Director	March 14, 2005

/s/ *Robert J. LaFortune Robert J. LaFortune, Director	March 14, 2005

/s/ *Bryan K. Guderian Bryan K. Guderian, Director	March 14, 2005

/s/ *Piero Ruffinengo Piero Ruffinengo, Director	March 14, 2005

/s/ *John H. Williams John H. Williams, Director	March 14, 2005

*By: /s/ Thomas Bueno	March 14, 2005
Thomas Bueno, Attorney-in-Fact

Schedule S-1

PETROLERA ENTRE LOMAS S.A.

Financial Statements for the fiscal year
ended December 31, 2004
with Report of Independent Registered Public Accounting Firm

PETROLERA ENTRE LOMAS S.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PETROLERA ENTRE LOMAS S.A.:

     We have audited the accompanying balance sheets of Petrolera Entre Lomas S.A. (an Argentine corporation) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrolera Entre Lomas S.A. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Buenos Aires, Argentina	PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
February 23, 2005	(member of Ernst & Young Global)

DANIEL G. MINENNA
Partner

BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

(stated in thousands of U.S. dollars)

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$18,642	$7,797
Accounts receivable ($9,998 and $9,744 with related parties, note 6)	11,070	10,403
Other receivables	2,223	1,064
Inventories	1,006	545
Other assets	361	347

Total current assets	33,302	20,156

NONCURRENT ASSETS

Accounts receivable ($2,904 with related parties in 2003, note 6)	—	2,904
Property and equipment, net	91,026	87,444
Other receivables	1,766	3,033

Total noncurrent assets	92,792	93,381

Total assets	$126,094	$113,537

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities ($266 and $261 with related parties, note 6)	$5,071	$2,962
Taxes payable, deferred income tax and payroll	10,007	8,536
Other payables	1,681	349

Total current liabilities	16,759	11,847

NONCURRENT LIABILITIES

Deferred income tax	—	30
Other liabilities	2,915	2,546

Total noncurrent liabilities	2,915	2,576

Total liabilities	19,674	14,423

SHAREHOLDERS’ EQUITY

Paid-in Capital (411,900 ordinary shares and 88,100 preferred shares authorized, issued and outstanding)	2,050	2,050
Legal reserve	305	305
Retained earnings	104,606	97,036
Accumulated other comprehensive loss	(541)	(277)

Total shareholders’ equity	106,420	99,114

Total liabilities and shareholders’ equity	$126,094	$113,537

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2004	2003	2002
REVENUES:
Operating revenues ($85,085, $76,024 and $11,783 with related parties, note 6)	$93,914	$82,582	$63,162

COST AND EXPENSES:

Operating expenses ($2,198, $1,709 and $1,510 with related parties, note 6)	(15,663)	(13,569)	(10,036)
Provincial production tax	(11,007)	(8,218)	(6,730)
Transportation and storage	(1,390)	(1,274)	(995)
Selling and administrative	(2,147)	(2,593)	(1,998)
Depreciation of property and equipment	(12,962)	(11,796)	(12,815)
Exploration expense	(263)	(1,505)	(159)
Taxes other than income	(2,475)	(2,895)	(4,136)
Financial gains (losses) ($841 with related parties in 2002, note 6)	(1,689)	(1,279)	(671)
Foreign exchange losses	(15)	(1,086)	(5,171)
Other income (expense), net	876	(42)	15

Total cost and expenses	(46,735)	(44,257)	(42,696)

Income before income tax and cumulative effect of change in accounting principle	47,179	38,325	20,466

Income tax	(18,609)	(16,244)	(10,220)

Income before cumulative effect of change in accounting principle	28,570	22,081	10,246

Cumulative effect of change in accounting principle, net of income tax of $862	—	—	3,704

Net income	$28,570	$22,081	$13,950

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(stated in thousands of U.S. dollars)

			Accumulated
			other
	Capital		comprehensive	Retained
Balance	stock	Legal reserve	loss	earnings	Total
December 31, 2001	$2,050	$305	$—	$93,205	$95,560

– Dividends	—	—	—	(17,200)	(17,200)
– Net income	—	—	—	13,950	13,950

December 31, 2002	2,050	305	—	89,955	92,310

– Minimum pension liability (Note 10)	—	—	(277)	—	(277)
– Dividends	—	—	—	(15,000)	(15,000)
– Net income	—	—	—	22,081	22,081

December 31, 2003	2,050	305	(277)	97,036	99,114

– Minimum pension liability (Note 10)	—	—	(264)	—	(264)
– Dividends	—	—	—	(21,000)	(21,000)
– Net income	—	—	—	28,570	28,570

December 31, 2004	$2,050	$305	$(541)	$104,606	$106,420

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$28,570	$22,081	$13,950

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of change in accounting principle	—	—	(3,704)
Depreciation of property and equipment	12,962	11,796	12,815
Deferred income tax	(44)	(964)	(2,615)

Changes in assets and liabilities, net:
(Increase) decrease in assets:
Accounts receivable	(413)	1,783	72
Due from related parties	2,650	(9,136)	(1,202)
Inventories	(461)	430	(339)
Other receivables	122	767	1,186
Other assets	(14)	492	1,180
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	2,104	202	(1,747)
Due to related parties	5	(15)	(43)
Taxes payable and payroll and social security taxes	1,471	(2,160)	9,531
Other liabilities	1,437	647	(262)

Net cash provided by operating activities	48,389	25,923	28,822

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(16,544)	(8,725)	(8,866)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of debt	—	—	(2,020)
Dividends paid	(21,000)	(15,000)	(17,200)

Net cash used in financing activities	(21,000)	(15,000)	(19,220)

Net increase in cash and cash equivalents	10,845	2,198	736

Cash and cash equivalents at beginning of year	7,797	5,599	4,863

Cash and cash equivalents at end of year	$18,642	$7,797	$5,599

Supplemental cash flow information:
Interest paid	$36	$32	$52
Income taxes paid	$16,626	$21,463	$1,976

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(stated in thousands of U.S. dollars, except otherwise indicated)

1.	CORPORATE ORGANIZATION

Petrolera Entre Lomas S.A. is an Argentine corporation. As of December 31, 2004, 2003 and 2002 the shareholders of the Company and their participations were as follows:

	2004	2003	2002
Petrobras Energía S.A.	19.21%	19.21%	19.21%
Apco Argentina Inc.	39.22%	39.22%	39.22%
Apco Argentina S.A.	1.58%	1.58%	—
Petrobras Participacoes, S.L.	39.67%	39.67%	39.67%
Other	0.32%	0.32%	1.90%

	100.00%	100.00%	100.00%

Apco Argentina S.A. is a wholly owned subsidiary of Apco Argentina Inc.

The Company is operator and participant in Entre Lomas concession (Entre Lomas, an unincorporated joint venture founded in August 12, 1968) located in Río Negro and Neuquén provinces in southwest Argentina, which is accounted for following the proportional consolidation method.

The concession contract, renegotiated in 1991 and 1994, permits the concessionaires to freely dispose of their crude oil and natural gas production and extends the concession term through January 21, 2016, with the option to extend the concession for an additional ten-year period with the consent of the government.

The partners’ interests in the Entre Lomas concession as of December 31, 2004, 2003 and 2002 were as follows:

Petrolera Entre Lomas S.A. (Operator)	73.15%
Apco Argentina Inc. Argentine Branch	23.00%
Petrobras Energía S.A.	3.85%

100.00%

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

The Company has only one business segment and is engaged exclusively in the oil and gas exploration, development and production in the Entre Lomas joint venture. All of the Company ´s operating revenues and all of its long-lived assets are in Argentina.

Oil and gas operation are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents include highly liquid bank deposits of $18.2 million and $7.3 million of which $16.5 million and $6.2 million earned interest ranging from 1.00 to 2.00 and 1.00 to 1.05 percent in 2004 and 2003, respectively. The Company considers all investments with a maturity at three months or less when purchased to be cash equivalents.

Other receivables

This account mainly includes tax credits for VAT and Decree Federal Executive Power No. 652/02, prepaid expenses and obligatory saving receivable detailed in note 3.

Inventories

Includes hydrocarbons and material and spares parts, which were accounted for at the lower of cost or market.

Other assets

Includes unlisted government held-to-maturity securities. Considering that the Argentine Government declared the default on the payment of most its sovereign debt in 2002, the Company recognized an other than temporary impairment on these securities as of December 31, 2004 and 2003, to their net realizable value.

Property and Equipment

The Company uses the successful-efforts method of accounting for its oil and gas exploration and production activities. Under this method, exploration costs, excluding the costs of exploratory wells, are charged to expenses as incurred. Drilling costs of exploratory wells, including stratigraphic test wells, are capitalized pending determination of whether proved reserves exist which justify commercial development. If such reserves are no found, the drilling costs are charged to exploratory expense of the year. Drilling costs of productive wells and of dry holes drilled for development of oil and gas reserves are capitalized. Non oil and gas property is recorded at cost.

Asset life retirement obligations are also considered in the Property and Equipment account, as discussed below.

As of December 31, 2004 and 2003 there are no capitalized exploratory drilling costs for which the determination of proved reserves is pending.

Oil and gas properties are depreciated over their productive lives using the units of production method, by applying the ratio of oil and gas produced to the proved developed oil and gas reserves. The Company’s remaining property and equipment are depreciated by the straight-line method based on their estimated useful lives, resulting in annual rates in a range of 10% to 33%.

The Company reviews its proved properties for impairment and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds fair value. For the years ended December 31, 2004, 2003 and 2002, the Company did not experience any impairment indicators.

Effective January 1, 2002, the Company early adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.

Prior to the adoption of SFAS 143, the Company accrued future abandonment costs of wells and related facilities through its depreciation calculation, and included the cumulative accrual in accumulated depreciation. As the amount accrued by the Company prior to adoption of SFAS 143 was in excess of the amount required under the provisions of SFAS 143, implementation of the standard resulted in an increase to net income for the year ended 2002 of $3,704, which was classified as a cumulative effect of change in accounting principle and is reflected as such in the statement of operations for 2002.

As part of the adoption of SFAS 143, an engineering analysis was obtained which projected through the last year of the Entre Lomas concession term the number of wells that would require plugging and abandoning and the estimated cost to abandon a well. The Company estimates that there is no probability that it will be required to plug and abandon those wells that will continue to be producing wells upon the termination of the concession. The estimated asset retirement obligation as of December 31, 2004 and 2003 totaled $1,616 and $1,566. The change in total asset retirement obligation from December 31, 2003 to December 31, 2004 mainly relates to the accretion of the obligation.

The Company’s asset retirement obligation is based on estimates of the number of wells expected to be abandoned through the last year of the Entre Lomas concession term and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates were provided by the Company’s engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating oil and gas reserves and future oil and gas production streams, the estimate of the number of wells to be plugged and abandoned could change as new information is obtained.

Foreign currency translation

The financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation, using the United States dollar as the functional currency.

Fair value of financial instruments

The carrying amount reported in the balance sheet for financial instruments is equivalent to fair value.

Income taxes

Deferred income taxes are computed using the liability method and are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Change in accounting policy

Effective January 1, 2002, the Company implemented SFAS No. 143 as described under “Property and Equipment” of this note.

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

At the request of the Argentine Government, oil and gas refining companies and oil & gas production companies signed in 2003 an agreement with the intent to maintain the stability of crude oil, gasoline and diesel oil prices (the Agreement).

Under the Agreement crude oil producers and refiners agreed to cap amounts payable for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the difference between the actual price of West Texas Intermediate (“WTI”), the crude oil type that serves as a reference price for crude oil sales contracts in Argentina, and the $28.50 temporary cap would be payable at such time as WTI fell bellow $28.50. The debt payable by domestic refiners to producers accrues interest at an annual rate equivalent to LIBOR.

The price stability agreement was renewed until April 30, 2004. However, the decision to not renew the agreement does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50. As of December 31, 2004, the total price credit available to the Company from domestic refiners amounts to $5.3 million and will be recognized in revenues when the price of WTI falls bellow $28.50 and the Company continues to receive the $28.50 price until its respective price credits are collected. As of December 31, 2004 none of such amount has been recognized in revenues.

Derivative instruments

The Company has historically not used derivatives to hedge price volatility or for other purposes. However, during 2002 an isolated crude oil swap was entered with a related party, which resulting loss as presented in Note 6 has been accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

No outstanding derivative contracts were in effect as of December 31, 2004 and 2003.

Recently issued accounting pronouncements

In November 2004, the FASB issued Statement 151 “Inventory Costs”. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005.

Additionally, in December 2004, the FASB issued Statement 153 “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. Statement 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive asset. Under Opinion 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In the opinion of the Company’s management, the adoption of provisions of these Statements will not have material effect on the Company’s financial position or result of operations.

3.	OBLIGATORY SAVINGS RECEIVABLE

The Obligatory Savings Law, enacted in 1988, required all taxpayers to pay a five-year refundable obligatory savings deposit.

After a lengthy process before the courts, the Company paid in 2000 and 2001 a $6.7 million obligatory savings deposit under such law. The deposit is denominated in Argentine pesos and its principal will be refunded on 2005 and 2006, plus interest based on Banco de la Nación Argentina (Argentine National Bank) savings rate.

The devaluation of the Argentine peso has resulted in a substantial loss in the dollar value of this Argentine peso denominated deposit during 2001 and 2002. As of December 31, 2004, the dollar value of the Company’s deposit is $2.5 million. The Company expects to collect its deposit in cash when due. The deposit is presented in the balance sheet within other current and noncurrent receivables ($1.2 and $1.3 million, respectively).

4.	INCOME TAX

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 “Accounting for income taxes”.

Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company ´s assets and liabilities at each year-end.

The provision for income taxes before cumulative effect of change in accounting principle is comprised of:

	For the years ended
	2004	2003	2002
Current expense	$(18,653)	$(17,208)	$(12,835)

Deferred benefit	$44	$964	2,615

	$(18,609)	$(16,244)	$(10,220)

Reconciliation of the tax provision to taxes calculated based on the statutory tax rates is as follows:

	For the years ended
	2004	2003	2002
Pre-tax income before cumulative effect of change in accounting principle	$47,179	$38,325	$20,466

Statutory tax rate	35%	35%	35%

	$16,513	$13,414	$7,163

US dollar remeasurement effect	2,109	2,687	3,125

Tax adjustments and other	(13)	143	(68)

Income tax provision	$18,609	$16,244	$10,220

The deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets

Defined Benefit Pension Plan	$510	$380
Other liabilities	—	42
Other assets	132	134
Other, net	3	90

Total deferred tax assets	$645	$646

Deferred tax liabilities — Property and equipment	(509)	(554)

Net deferred income tax asset	$136	$92

Current deferred income tax asset	132	122
Noncurrent deferred income tax asset (liability)	4	(30)

Net deferred income tax asset	$136	$92

5.	PROPERTY AND EQUIPMENT

The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
Wells and other oil and gas field equipment	$214,324	$199,768
Other property and equipment	7,808	5,820

	222,132	205,588

Less accumulated depreciation	$(131,106)	$(118,144)

Total	$91,026	$87,444

6.	RELATED PARTY TRANSACTIONS

As of December 31, 2004 and 2003, the balances from related parties were as follows:

	As of December 31,
	2004	2003
Accounts receivable

EG3 S.A.	$9,504	$12,274
Petrobras Energía S.A.	494	374

	$9,998	$12,648

Accounts payable

Petrobras Energía S.A.	$81	$110
Oleoductos del Valle S.A.	155	151
EG3 S.A.	30	—

	$266	$261

For the years ended December 31, 2004, 2003 and 2002, revenues and expenses derived from related parties transactions were as follows:

	2004	2003	2002
Revenues from hydrocarbons sold

Petrobras Energía S.A.	$3,149	$1,481	$5,045
EG3 S.A.	81,936	66,566	4,597
Petróleo Brasileiro S.A. – Petrobras	—	7,977	2,141

	$85,085	$76,024	$11,783

Expenses

Petrobras Energía S.A.	$634	$441	$354
Oleoductos del Valle S.A.	1,399	1,261	1,150
Petroleum Comercial Supply Inc.	—	7	6
EG3 S.A.	165	—	—

	$2,198	$1,709	$1,510

Loss on Crude Oil Swap Derivatives

Williams Energy Marketing & Trading	$—	$—	$841

Director’s Compensation totaled $339 in each of the three years in the period ended December 31, 2004.

Balances and results of operations disclosed above with Petrobras and EG3 (a wholly-owned subsidiary of Petrobras) are those corresponding for periods subsequent to October 2002, the date that Petrobras and subsidiaries became related parties.

7.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Major Customers

Sales to customers with greater than ten percent of total operating revenues consist of the following:

	% for the Years Ended December 31,
	2004	2003	2002
EG3 S.A.	88.0	80.6	34.7
Petróleo Brasileiro S.A. – Petrobras	—	9.7	29.5
ENAP S.A.	—	—	14.3

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

8.	DEFINED BENEFIT PENSION PLAN

The Company sponsors a defined benefit pension plan which covers all Company employees in payroll as of May 31, 1995. The objective of the plan is to supplement the national social security pension benefits of the employees of the Company. The plan requires from the Company a contribution to a fund, while no contribution is required from employees.

The fund’s assets have been contributed to a trust and are mainly invested on debt securities and mutual funds. The Bank of New York is the trustee and Watson Wyatt is the servicing agent expected.

The plan was amended in 1999, resulting in an increase of benefits to the employees. According with the provisions of SFAS 87 the Company has capitalized the effect of the amendment amortizing such asset according to the future service period of those employees active at the date of the amendment who are expected to receive benefits under the plan.

	2004	2003
Project benefit obligation	$4,053	$3,740
Accumulated benefit obligation	$4,024	$3,701
Fair value of Plan Assets at year end	$2,532	$2,572
Funded Status of the plan (Underfunded)	$(1,521)	$(1,168)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(1,492)	$(1,129)
Intangible assets	206	261
Accumulated other comprehensive income	832	426

Net amount recognized	$(454)	$(442)

Net Periodic Benefit Cost	$187	$76
Employer contributions	$176	$80
Benefit paid	$114	$95
Increase in minimum liability included in other comprehensive income, net of tax	$264	$277

Asset Categories
Mutual Funds	92%	87%
Debts Securities	8%	13%

Total	100%	100%

Assumptions used to determine the benefit obligation and the net benefit cost:
Discount rate	6%	4%
Expected long-term rates of return on plan assets	4%	4%
Rate of compensation increase
up to 35 years of age	5%	5%
from 36 up to 49 years of age	1,5%	1,5%

The expected long-term rate of return is based on historical performance of the mutual funds.

Contributions

The Company expects to contribute $351 to its pension plan in 2005.

Estimated Future Benefit Payment

The following benefit payments are expected to be paid.

Year	Benefit
2005	$241
2006	$250
2007	$284
2008	$285
2009	$296
2010-2014	$1,503

The Company uses a December 31 measurement date for the majority of its plan.

9.	NON-CURRENT OTHER LIABILITIES

At December 31, 2004 and 2003, non-current other liabilities consisted of the following:

	2004	2003
Pension plan obligations	1,286	868
Asset retirement liability	1,567	1,492
Other long-term obligations	62	186

	2,915	2,546

10.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	For the years ended December 31,
	2004	2003	2002
Net income	$28,570	$22,081	$13,950

Other comprehensive loss:
- Minimum pension liability adjustment	(406)	(426)	—
- Income tax benefit on other comprehensive loss	142	149	—

Other comprehensive loss	(264)	(277)	—

Comprehensive income	$28,306	$21,804	$13,950

11.	RESTRICTIONS ON RETAINED EARNINGS

Dividends distributed in cash or in kind in excess of taxable income accumulated through the year-end immediately prior to payment or distribution date will be subject to a 35% income tax withholding as single and definitive payment. For the purposes of this tax, accumulated taxable income is defined as net income booked under Argentine GAAP as of the fiscal year-end immediately preceding the effective date of the law plus the taxable income determined as from such fiscal year.

Retained earnings available for dividends under Argentine GAAP, in Argentine pesos, translated into US dollars at the exchange rate as of December 31, 2004 are $87,622.

12.	CONTINGENCIES

Certain conditions may exist as of the date of financial statements which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Such contingent liabilities are assessed by the Company’s management based on the opinion of the Company’s legal counsel and the available evidence.

Such contingencies include outstanding lawsuits or claims for possible damages to third parties in the ordinary course of the Company ´s business, as well as third party claims arising from disputes concerning the interpretation of legislation.

If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount can be estimated, a liability is accrued. If the assessment indicates that a potential loss contingency is not probable, but is reasonably possible, or is probable but it cannot be estimated, then the nature of the contingent liability, together with an estimate of the possibility of occurrence, is disclosed in a note to the financial statements. Loss contingencies considered remote are not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.

During 2004, the Company received notices from the Neuquén and Río Negro Provinces alleging incorrect computation of the provincial production taxes determined for such Provinces. As of December 31, 2004, the Company has accrued as current liabilities the amounts that it considers are probable to be paid for these claims by $1.3 million.

13.	SUBSEQUENT EVENTS

Subsequent to year-end, the General Annual Shareholders’ meetings of January 6 and February 4, 2005, established the distribution of $7 million cash dividends.

INDEX TO EXHIBITS

Exhibit
Number		Description
*(3)	—	Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated April 30, 1981.

*(3)	—	Articles of Association of Apco Argentina Inc. as filed with Form 14 (Registration No. 2-6354), dated March 16, 1979.

*(10)	—	Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Contract dated December 1977 amending the March 13, 1968, Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	—	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10)	—	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	—	Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	—	Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10)	—	Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10)	—	Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

Exhibit
Number		Description
*(10)	—	Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)	—	Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

(10)	—	English translation of stock purchase agreement by and between the Tower Fund L.P., Apco Argentina Inc., Netherfield Corporation, Sucursal Tierra del Fuego, Antartida e Islas del Atlantico Sur and Roch S.A. dated February 25, 2005 relating to the purchase by the Company of 79,752 shares of Rio Cullen-Las Violetas S.A. dated February 25, 2005.

*(14)	—	Apco Argentina Inc. Code of Ethics as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

(23)	—	Consent of Independent Petroleum Engineers.

(24)	—	Power of attorney together with certified resolution.

(31.1)	—	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	—	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(99)	—	Pre-approval policies and procedures with respect to services rendered by the independent auditor, as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

*	—	Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.