Form 10-Q
period 2005-03-31
APCO ARGENTINA INC/NEW
filed 2005-05-06
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2005
Ordinary Shares, $.01 Par Value	7,360,311 Shares

APCO ARGENTINA INC.

Certain matters discussed in this report, excluding historical information, include forward-looking statements - statements that discuss Apco Argentina Inc.’s expected future results based on current and pending business operations. Apco Argentina Inc. makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although Apco Argentina Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in Apco Argentina Inc.’s 2004 report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$23,070	$25,084
Short term investments	2,319	1,307
Accounts receivable	5,010	4,330
Inventory	262	323
Other current assets	551	545

Total Current Assets	31,212	31,589

Property and Equipment:
Cost, successful efforts method of accounting	71,101	69,130
Accumulated depreciation, depletion and amortization	(42,556)	(41,258)

	28,545	27,872

Argentine investments, equity method	49,514	44,629
Deferred Argentine income taxes	229	218
Other assets	431	623

	$109,931	$104,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,197	$2,089
Affiliate payable	910	446
Accrued liabilities	1,200	1,368
Argentine income taxes payable	2,452	1,865
Dividends payable	1,196	1,196

Total Current Liabilities	7,955	6,964

Long-term liabilities	1,033	1,057

Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(170)	(170)
Retained earnings	91,713	87,680

Total Stockholders’ Equity	100,943	96,910

	$109,931	$104,931

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Operating revenue	$8,881	$7,045
Equity income from Argentine investments	3,362	2,826
Financial and other revenues	120	43

	12,363	9,914

COSTS AND EXPENSES:

Operating expense	1,437	1,130
Provincial production taxes	982	743
Transportation and storage	110	106
Selling and administrative	1,064	627
Depreciation, depletion and amortization	1,298	1,252
Argentine taxes other than income	297	228
Exploration expense	32	190
Foreign exchange gains	(25)	(57)
Other expense, net	281	66

	5,476	4,285

Income before Argentine income taxes	6,887	5,629

Argentine income taxes	1,658	1,273

NET INCOME	$5,229	$4,356

NET INCOME PER SHARE – BASIC AND DILUTED	$0.71	$0.59

Average ordinary shares outstanding – basic and diluted	7,360	7,360

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)

	Three Months Ended
	March 31
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,229	$4,356
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(3,362)	(2,826)
Dividends from investments	4,724	2,856
Interest on short term investments	(8)	—
Deferred income tax	(11)	(10)
Depreciation, depletion and amortization	1,298	1,252
Changes in accounts receivable	(680)	(665)
Changes in inventory	61	(27)
Changes in other current assets	(6)	(226)
Changes in cash overdrafts	(275)	—
Changes in accounts payable	383	415
Changes in affiliate payable	464	117
Changes in accrued liabilities	(168)	154
Changes in taxes payable	587	106
Changes in other assets, other liabilities and other noncurrent	168	(743)

Net cash provided by operating activities	8,404	4,759

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(1,971)	(1,155)
Purchase of short term investments	(2,319)	(3,000)
Proceeds from short term investments	1,315	—
Acquisition of shares of Rio Cullen – Las Violetas S.A.	(6,247)	—

Net cash used in investing activities	(9,222)	(4,155)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ($0.1625/share)	(1,196)	(1,196)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,014)	(592)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	25,084	17,571

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$23,070	$16,979

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General

The unaudited, consolidated financial statements of Apco Argentina Inc. (the “Company”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three months ended March 31, 2005 and 2004. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)	Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has passed.

(3)	Income Taxes

As described in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2004 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

The effective income tax rate reflected in the Consolidated Statement of Income differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which losses are not deductible in Argentina.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities, if any.

(4)	Investments in Argentine Oil and Gas Companies

The Company uses the equity method to account for its investments in Petrolera Entre Lomas S.A. (“Petrolera”) and Rio Cullen Las Violetas S.A. (“RCLV”). Both are non-public Argentine corporations.

On February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of RCLV, an Argentine corporation that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions. The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

shares. The result of the purchase is that the Company has acquired 25.78 percent effective interests in each of the above. Although the Company owns more than 50 percent of the shares of RCLV, it will use the equity method to account for this investment. RCLV is a holding company whose sole assets are its 46.5 percent interests in the three above named exploitation concessions. The Company is a party to a joint venture partner’s agreement and an RCLV shareholders’ agreement that limits its voting rights related to all business decisions of RCLV to its 25.78 percent effective interest in the above named concessions. As a result, the Company can not exercise voting control over the assets of RCLV.

Under the equity method of accounting, the Company’s share of net income (loss) from both companies is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments. Dividends from both companies are recorded as reductions of the investments accounts.

Summarized unaudited financial position and results of operations of Petrolera are as follows:

Financial position

	March 31,	December 31,
(Amounts in Thousands)	2005	2004
Current assets	$33,555	$33,302
Non current assets	$93,950	$92,792
Current liabilities	$21,874	$16,759
Non current liabilities	$3,010	$2,915

Results of operations

	Three months ended
	March 31,
(Amounts in Thousands)	2005	2004
Revenues	$26,896	$23,631
Expenses other than income taxes	$11,681	$10,151
Net income	$9,202	$7,968

Summarized unaudited results of operations for RCLV for the period February 10, 2005 through March 31, 2005 includes revenues of $833 thousand, expenses of $1.541 million and a net loss of $708 thousand.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)	Comprehensive Income

Comprehensive income is as follows:

	Three months ended
	March 31,
(Amounts in Thousands)	2005	2004
Net income	$5,229	$4,356
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—
Income tax benefit on other comprehensive income (loss)	—	—

Other comprehensive income (loss)	—	—

Comprehensive income	$5,229	$4,356

(6)	Legal Contingencies

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

In November of 2004, the Company received a formal notice from the Banco Central de la Republica Argentina (the Central Bank of Argentina or the “BCRA”), of certain proceedings based upon alleged violation of foreign currency regulations. Specifically, the BCRA claimed that between December of 2001 and November of 2002 the Company failed to bring into the country 100 percent of the foreign currency proceeds from its Argentine oil exports. In 1989, the government established guidelines that required most oil companies to bring into Argentina 30 percent of foreign currency proceeds from exports instead of 100 percent of such proceeds as was generally required of exporters in other industries. In 1991, all foreign exchange controls were lifted by the government. In response to Argentina’s economic crisis of 2001 and 2002, the government reintroduced foreign exchange controls in 2002 and as a result during 2002 the Company repatriated 30 percent of its proceeds from oil exports following the 1989 guidelines. An opinion from Argentina’s Attorney General, however, declared that the benefits granted to the oil and gas industry in 1989 were no longer effective and, therefore, 100 percent of such funds

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

had to be repatriated. This opinion supported the position taken by the Argentine government during 2002. The government then revised its position in 2003 and expressly clarified that oil companies are required to only repatriate 30 percent of such proceeds. The government’s departure from its 2002 position was effective January 1, 2003, leaving some uncertainty in the law with regard to 2002.

The BCRA audited the Company in 2004 and took the position that 100 percent of its foreign currency proceeds from its 2002 exports were required to be returned to the country rather than only 30 percent, as had been returned to the country by the Company in 2002. The difference for the Company totals $6.2 million. In December 2004, the Company filed a formal response disagreeing with the position taken by the BCRA. In addition, without admitting any wrongdoing, the Company brought into the country $6.2 million and exchanged this amount for Argentine pesos using the applicable exchange rates required by the regulation.

The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, it is premature to reach a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding.

(7)	Recent Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this Interpretation is not later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this Interpretation on our financial statements and believe that under the current terms of our existing concession interests, the effect will not be material. However, in the event that the Entre Lomas partners are granted the option, provided for in the concession, to extend its term for an additional ten-year period, asset retirement obligations provided for by the Company under current concession terms could be greater than currently estimated.

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

Although the Company has interests in several oil and gas properties in Argentina, including the recently purchased interest in RCLV that is described in the following section and in Note 4 of Notes to Consolidated Financial Statements, its direct participation in the Entre Lomas concession and its equity interest in Petrolera generate over 90 percent of its cash flow.

During the three months ended March 31, 2005 the Company generated cash flow from operating activities of $8.4 million that included $4.7 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $4.8 million and Argentine investments dividends of $2.9 million for the same period in 2004.

Of the $8.4 million of operating cash flow generated during the just completed quarter, $2 million was used for the Company’s capital program, of which almost the entire amount represented funds for the continuing development of the Entre Lomas concession, $6.2 million was used for the Company’s acquisition of shares in RCLV and $1.2 million was paid to the Company’s shareholders in the form of dividends. As of March 31, 2005, the Company had accumulated cash, cash equivalents, and short-term investments of $25.4 million, representing a decrease for the year of $1 million.

Management intends to execute its development activities in the Entre Lomas concession and its other Argentine oil and gas properties and, also, to seek additional ways to invest in exploration and reserve acquisition opportunities to achieve continuing growth. For the present, the Company has no plans to seek external sources of financing and, as such, the Company plans to finance these activities by continuing to deploy the Company’s existing financial resources combined with cash flow generated by operations.

OVERVIEW

Rio Cullen – Las Violetas S.A.

In keeping with the Company’s strategy for growth, management was provided the opportunity to evaluate three concessions in the southernmost part of Argentina on the island of Tierra del Fuego with the view toward making an offer for an interest that was available for sale.

As a result of the evaluation and subsequent negotiations with the seller, on February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of RCLV, an Argentine corporation, that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions, (“the TDF Concessions”). The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company has acquired 25.78 percent effective participation interests in each of the above. Of the $6.2 million paid by the Company, $5.7 million represents the value attributed to the acquired concession interests. The remaining balance represents working capital and other adjustments.

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

This acquisition gives the Company operations in a fourth Argentine producing sedimentary basin, the Austral basin. The Austral basin extends both onshore and offshore from the provinces of Santa Cruz to Tierra del Fuego. The principal producing formation is the Springhill sandstone. Several large offshore producing gas-condensate fields with significant reserves are productive in the basin, two of which are in close proximity to these three concessions. The Rio Cullen, Las Violetas, and Angostura concessions cover surface areas of approximately 70,000, 293,000, and 72,000 acres, respectively, totaling approximately 435,000 gross acres, or 112,000 acres net to the Company’s effective interest.

Operations in the TDF Concessions are exempt from Argentine federal income taxes pursuant to Argentine law. Inasmuch, income generated therein will not be subject to Argentine federal taxes as long as the current exemption remains in effect. The federal tax exemption also extends to oil, gas, and liquefied petroleum gas (“LPG”) export taxes.

Today oil sold from the TDF Concessions is exported to Chile. The price received is based on the sale price for West Texas Intermediate crude oil less a per barrel quality and gravity discount that recently has averaged just under $5. Refer to “Oil Prices” on page 12.

Natural gas production from the TDF Concessions primarily supplies the local residential market in the island of Tierra del Fuego and is sold under fixed price contracts. Natural gas produced in the Rio Cullen concession is transported by pipeline to industrial customers in southern Argentina. The price for Rio Cullen gas is expected to increase in 2005 to just under $1.00 per thousand cubic feet. Strict gas price controls remain in effect for gas sold to residential markets. Because residential customers currently represent approximately three quarters of the market for this gas, the average sales price for gas produced in the TDF Concessions is significantly lower than prices received for gas produced in the Entre Lomas and Acambuco concessions.

The TDF Concessions include a gas processing plant that produces LPG, more specifically, propane and butane. LPG production is both exported and sold domestically under contract.

The average oil, natural gas, and LPG prices received by the Company since the acquisition of its interest in the TDF Concessions through March 31, 2005, has been $43.44 per barrel, $.57 per thousand cubic feet (“mcf”), and $326.48 per metric ton, respectively. Over the same period, the Company’s net share of oil, natural gas, and LPG sales totaled 7,203 barrels, 124.4 million cubic feet, and 193 metric tons, respectively.

The joint venture partners have commenced investments to acquire three dimensional (“3D”) seismic information over certain key areas of the concessions. This seismic program which will cover a surface area of 360 square kilometers is divided into four separate blocks and includes areas of existing production in both the Rio Cullen and Las Violetas concessions. This seismic program is currently under way and is estimated to cost $4.3 million, or $1.1 million net to the Company’s interest. Seismic acquisition is expected to be completed by the end of May. The costs of this seismic information have been charged to expense as incurred and are reflected as a reduction of equity income from RCLV. Processing and interpretation should extend well into the third quarter of 2005.

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major producing oil countries, the war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. In the third quarter 2004, because of weather related events and the realization that the world’s excess productive capacity had almost disappeared, commodities markets pushed the price of oil to record levels above $50 per barrel. The price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has since oscillated in a range from $40 to $57 per barrel. Current market forecasts indicate that prices may remain at these levels for the foreseeable future.

For some time now, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. These actions limit considerably the Company’s ability to benefit from the recent sharp escalations in world oil prices.

As reflected in the statistical table on page 16, although the price of crude oil has been above $50 per barrel for much of the first quarter 2005, the Company’s per barrel crude oil sales price during the current quarter, including its equity interests, averaged $34.66 compared with $29.23 for the comparable quarter in 2004.

Although, the level of oil prices achieved in 2005 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during the remainder of 2005 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, which law pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, fell then in proportion to the devaluation of the Argentine peso that occurred that year. Prior to 2002, natural gas sales prices averaged in excess of
$1.20 per mcf. As reflected in the statistical table on page 16 during the first quarter in 2005 the Company’s average natural gas sale price per mcf averaged $.86 compared with $.59 during the comparable quarter in 2004.

Events in Argentina in 2004 caused gas prices to increase. Since the end of 2001, as a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004, and stimulated by low gas prices resulting from the government implemented natural gas price freeze, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas that resulted from low prices and the resurgence of growth of Argentina’s economy in 2003 and 2004. The result has been a natural gas and power supply shortage during 2004 that is projected to continue into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. In February 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties. Subsequently, in April 2004, the government and natural gas producers entered into an agreement to assure domestic gas supplies. The agreement permitted producers to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004. This favorable trend is expected to continue throughout 2005.

Product Volumes

During the three months ended March 31, 2005, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 507.6 thousand barrels (“mbbls”), an increase of six percent when compared with 479.8 mbbls during the comparable quarter in 2004. Approximately two-thirds of the increase is due to early favorable results from the 2005 Entre Lomas development drilling campaign. The remaining 33 percent of the increase represents sales volumes contributed by the Company’s new TDF Concession interests.

During the first quarter 2005, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 1.4 billion cubic feet (“bcf”), an increase of 29 percent when compared with 1.1 bcf during the comparable quarter in 2004. This increase is due to two factors. Sixty percent relates to greater Entre Lomas gas volumes that are the result of spot market sales that have been realized due high demand for gas produced in the Neuquen basin. The remaining 40 percent of the increase represents gas volumes contributed by the Company’s new TDF Concession interests.

To date during 2005, LPG sales volumes, net to the Company’s consolidated and equity interest, totaled 4.5 thousand tons, an increase of seven percent when compared with 4.2 thousand tons during the comparable period in 2004. The increase is primarily the result of volumes contributed by the Company’s new TDF Concession interests.

Capital Program

During the first quarter of 2005, the Company’s capital expenditures net to its consolidated interests totaled $2 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas concession. As of the close of the quarter, in Entre Lomas, three wells had been drilled, completed, and put on production and two additional wells had commenced drilling and were in progress. During the period, capital expenditures also commenced on the construction of the Acambuco gas pipeline required to transport Macueta field gas production to market.

Including its share of capital expenditures attributable to its equity interest in Petrolera, the Company’s year to date investments totaled $3.7 million.

As described previously, almost immediately after the acquisition of the TDF Concession interests, the joint venture partners commenced a program to acquire 360 square kilometers of 3D seismic information estimated to cost $4.3 million, or $1.1 million net to the Company’s equity interest. Cumulative expenditures to date have totaled $2.2 million, or $569 thousand net to the Company. The costs of this seismic information have been charged to expense as incurred and are reflected as a reduction of equity income from RCLV.

Canadon Ramirez Concession

In 2004, the Company acquired 130 square kilometers of 3D seismic information in Canadon Ramirez. To date, the Company’s interpretation has identified two drilling prospects. The Company plans to drill at least one, if not, both of these prospects before the end of 2005. However, because of a sharp increase in drilling activity throughout Argentina, there is a severe shortage of drilling rigs and the Company has been unable to contract a rig to drill these wells.

Sur de Rio Deseado Este Concession

The Company has recently entered into an agreement with Roch S.A., one of its partners and the operator of our new TDF Concession properties. Pursuant to this agreement, the Company agreed to advance $750 thousand for the drilling of a development well and the implementation of a pilot program to inject heated water into the primary producing field in this concession. Today, this concession produces a small volume of oil. It is believed that the limited volume of production is the result of emulsion problems in the producing reservoir and possible formation damage due to previous inappropriate well drilling techniques. The planned investments will be made with the view to solving these problems that have to date limited production. In return for its investment, the Company will earn a 10 percent working interest. To date, we have advanced Roch S.A. $375 thousand.

Requirement to Offer Products in Domestic Market

In the recent past, the Argentine government has expressed concerns regarding the availability and supply of gasoline, diesel fuel, and refined hydrocarbon products in Argentina’s domestic markets. As a result, in December 2004, Argentina’s Secretary of Energy, with the objective of assuring that domestic supplies fully satisfy Argentina’s demand for such products issued a resolution requiring that before oil produced in Argentina can be exported, Argentine oil producers must first provide evidence they have offered their oil production for sale to Argentine refiners. Subsequently, the Secretary of Energy issued a similar resolution covering LPG products. The resolution covering oil exports has, to date, not impacted the Company. The Company has been selling 100 percent of its Entre Lomas oil production in local markets since 2003 and plans to continue doing so for the foreseeable future. Acambuco condensate production is sold to the sole Argentine refiner located in northwestern Argentina. As described previously, oil and condensate produced in the TDF Concessions is exported to Chile. Since the implementation of the new resolution, the TDF joint venture partners have been able to continue exporting after complying with the resolution’s requirements. The second resolution covering LPG products has, to date, also not impacted the Company. In both the Entre Lomas and TDF Concessions, where the Company exports a portion of its LPG production, it has been able to continue exporting LPG products after complying with the resolution’s requirements.

RESULTS OF OPERATIONS

The following represents a comparison of results of operations for the three months ended March 31, 2005 compared with the same three month period in 2004.

During the current quarter, the Company generated net income of $5.2 million. This represents an improvement of $800 thousand compared with net income of $4.4 million for the same quarter in 2004. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments.

Operating revenues improved by $1.8 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $34.40 per barrel (“bbl”), $.91 per thousand cubic feet (“mcf”), and $346.09 per ton, respectively, during the current quarter, compared with $29.23 per bbl, $.58 per mcf, and $293.72 per ton, respectively, for the same quarter in 2004.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 221 thousand barrels of oil (“mbbls”), 684 million cubic feet of gas (“mmcf”), and 1.9 thousand tons of LPG, respectively, during the current quarter, compared with 211 mbbls, 597 mmcf, and 1.8 thousand tons, respectively, for the same quarter in 2004.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $536 thousand during the current quarter compared with the same quarter in 2004. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in the current quarter also includes a loss of $393 thousand derived from the Company’s recently acquired equity participation in RCLV S.A. This equity loss is the result of equity income from producing activities of $176 thousand less an equity charge of $569 thousand pertaining to the Company’s equity share of the previously described 3D seismic information currently being acquired in the TDF Concessions.

Operating expense increased by $307 thousand during the current quarter compared with the same quarter in 2004. The increase is primarily due to the higher costs of well workovers, a rise in the cost of electricity used in field operations, and greater costs associated with rod pump operations.

Selling and administrative expense rose by $437 thousand during the current quarter compared with the same quarter in 2004. The increase is due to a combination of factors that include increases in employee salaries and incentive compensation, greater engineering, legal, and other consulting costs associated with the purchase of the TDF Concession interests, and increased audit costs incurred during the current quarter attributable to compliance testing of the Company’s internal controls over financial reporting.

Provincial production taxes and Argentine income taxes rose by $239 thousand and $385 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the three months ended March 31, for the years indicated. Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Three months ended
	March 31,
	2005	2004
Volumes consolidated interests

Crude oil and condensate (bbls)	221,441	211,050
Gas (mcf)	683,882	596,830
LPG (tons)	1,855	1,808

Volumes equity interests

Crude oil and condensate (bbls)	286,127	268,745
Gas (mcf)	726,905	495,455
LPG (tons)	2,600	2,346

Total volumes

Crude oil and condensate (bbls)	507,569	479,795
Gas (mcf)	1,410,787	1,092,285
LPG (tons)	4,455	4,154

Average sales prices consolidated interests

Oil (per bbl)	$34.40	$29.23
Gas (per mcf)	.91	.58
LPG (per ton)	346.09	293.72

Average sales prices equity interests

Oil (per bbl)	$34.86	$29.23
Gas (per mcf)	.82	.61
LPG (per ton)	344.64	293.72

Average sales prices – total

Oil (per bbl)	$34.66	$29.23
Gas (per mcf)	.86	.59
LPG (per ton)	345.25	293.72

Average production cost

Oil, gas, and LPG (per boe)	$4.00	$3.56

Average depreciation costs

Oil, gas, and LPG (per boe)	$3.49	$3.68

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

In previous years, the Company has reported average production and depreciation costs by product. Starting in 2005, the Company will now report these statistics per barrel oil equivalent, or “boe.” In the above table, sales prices and sales volumes will continue to be reported in the unit of measurement historically used in this table. Production and depreciation costs per boe are calculated using total costs divided by production volumes expressed in boe. The following sets forth the standard conversions from mcf and ton to boe. A mcf of gas is equivalent to 6 barrels of oil equivalent and 1 ton of LPG is equivalent to 11.735 barrels of oil equivalent. Average production and depreciation costs for 2004 have been restated in order to achieve consistency and comparability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, without considering the effects of hedging, would on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is due to the reduction factors incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. For example, a fluctuation in the price of WTI from $32 to $33 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income, and net income of approximately $700 thousand, $600 thousand, and $1 million, respectively. However, a fluctuation in the price of WTI from $50 to $51 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income, and net income of approximately $500 thousand, $400 thousand, and $800 thousand, respectively.

The Company has historically not used derivatives to hedge price volatility. However, in 2004, because the per barrel price of oil moved above $40 and remained at this level for longer than expected, the Company entered into a collar for approximately 500,000 barrels of oil that extended from August 2, 2004 through January 31, 2006. The commodity reference price being hedged was West Texas Intermediate and the collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel. In October 2004, the company terminated the collar transaction and is currently not involved in any hedging activities.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Argentina’s political climate. The Company has historically not entered into any agreements to fix exchange rates between the Argentine peso and the US dollar in order to offset the risk of foreign exchange losses in the event of a loss in value of the Argentine peso and the Company is currently not involved in any such agreements.

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

Argentina’s economic condition improved considerably during 2004. As a commodity exporter, the country benefited from increases in the price of its agricultural and natural resource exports such as crude oil. Consequently, both Argentina’s international trade balance and the government’s fiscal balance generated surpluses far larger than previously projected by government economists. The government, when possible, has taken advantage of this environment by increasing certain taxes, such as the oil export tax that has been in effect since 2002, in order to increase its total tax revenues and improve its fiscal balance.

In 2003 and 2004, the Argentine economy has grown at rates of nine and eight percent, respectively. For 2005, the government is projecting economic growth of five percent. Of course, the growth experienced by Argentina during the last two years came on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At March 31, 2005, the peso to US dollar exchange rate was 2.926:1.

At the beginning of 2005, the Argentine government presented an exchange offer to holders of $82 billion of the country’s defaulted debt. The offer was largely accepted by bond holders and as a consequence, the country’s debt has been substantially reduced.

Today Argentina finds itself in a critical economic situation that combines high levels of external indebtedness, a financial and banking system in crisis, a country risk rating that has reached levels beyond the historical norm, and high levels of unemployment.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s Disclosure Controls or its internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.

First Quarter 2005 Changes in Internal Controls over Financial Reporting

There has been no material change in the Company’s Internal Controls that occurred during the Company’s first fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is provided in Note 6 Legal Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 6. Exhibits

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

May 6, 2005

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