Form 10-Q
period 2005-06-30
APCO ARGENTINA INC/NEW
filed 2005-08-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Ordinary Shares, $.01 Par Value	Outstanding at July 29, 2005 7,360,311 Shares

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
All statements other than statements of historical facts, included in this Form 10-Q, which address activities, events or developments which we expect, believe or anticipate will occur in the future are forward looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Such statements are based on certain assumptions and analysis made by us in light of experience and perception of historical trends, current conditions and expected future developments as well as other factors believed to be appropriate in the circumstances. Although Apco Argentina Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that may cause future results to be materially different from the results stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in Apco Argentina Inc.’s 2004 report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	June 30,	December 31,
	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$23,937	$25,084
Short term investments	3,339	1,307
Accounts receivable	4,668	4,330
Inventory	421	323
Other current assets	654	545

Total Current Assets	33,019	31,589

Property and Equipment:
Cost, successful efforts method of accounting	73,717	69,130
Accumulated depreciation, depletion and amortization	(43,912)	(41,258)

	29,805	27,872

Argentine investments, equity method	51,736	44,629
Deferred Argentine income taxes	265	218
Other assets	985	623

	$115,810	$104,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,649	$2,089
Affiliate payables	1,024	446
Accrued liabilities	998	1,368
Argentine income taxes payable	2,096	1,865
Dividends payable	—	1,196

Total Current Liabilities	6,767	6,964

Long-term liabilities	1,150	1,057

Stockholders’ Equity:
Ordinary shares, par value $.01 per share;
15,000,000 shares authorized;
7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(221)	(170)
Retained earnings	98,714	87,680

Total Stockholders’ Equity	107,893	96,910

	$115,810	$104,931

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands, Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES:

Operating revenue	$9,980	$7,625	$18,861	$14,670
Equity income from Argentine investments	4,287	3,048	7,649	5,874
Other revenues	185	43	305	86

	14,452	10,716	26,815	20,630

COSTS AND EXPENSES:

Operating expense	1,522	1,270	2,959	2,400
Provincial production tax	1,149	938	2,131	1,681
Transportation and storage	125	105	235	211
Selling and administrative	542	623	1,606	1,250
Depreciation, depletion and amortization	1,384	1,197	2,682	2,449
Exploration expense	21	1,551	53	1,741
Argentine taxes other than income	647	556	944	784
Foreign exchange losses (gains)	(34)	(52)	(59)	(109)
Other (income) expense, net	109	(29)	390	37

	5,465	6,159	10,941	10,444

Income before Argentine income taxes	8,987	4,557	15,874	10,186

Argentine income taxes	1,986	1,128	3,644	2,401

NET INCOME	$7,001	$3,429	$12,230	$7,785

Net income per share-basic and diluted	$0.95	$0.47	$1.66	$1.06

Average ordinary shares outstanding —
Basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended
	June 30

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$12,230	$7,785
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(7,649)	(5,874)
Dividends from investments	7,172	6,120
Deferred income tax	(5)	104
Depreciation, depletion and amortization	2,682	2,449
Changes in accounts receivable	(338)	(734)
Changes in inventory	(98)	13
Changes in other current assets	(109)	(398)
Changes in cash overdrafts	(275)	—
Changes in accounts payable	835	340
Changes in affiliate payables	578	(35)
Changes in accrued liabilities	(370)	6
Changes in argentine income taxes payable	231	172
Changes in dividends payable	(1,196)	—
Changes in other assets, other liabilities and other noncurrent	(390)	266

Net cash provided by operating activities	13,298	10,214

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,587)	(2,399)
Purchase of short term investments	(4,343)	(3,000)
Proceeds from short term investments	2,311	3,000
Acquisition of shares of Rio Cullen — Las Violetas S.A.	(6,630)	—

Net cash used in investing activities	(13,249)	(2,399)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ($0.1625/share)	(1,196)	(2,392)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,147)	5,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	25,084	17,571

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$23,937	$22,994

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six month periods ended June 30, 2005 and 2004. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)	Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has passed.

(3)	Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability equal to the present value of expected future asset retirement obligations in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Income Taxes

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

The effective income tax rate reflected in the Consolidated Statement of Income differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.

(5)	Investments in Argentine Oil and Gas Companies

The Company uses the equity method to account for its investments in Petrolera Entre Lomas S.A. (“Petrolera”) and Rio Cullen Las Violetas S.A. (“RCLV”). Both are non-public Argentine corporations.

On February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of RCLV, an Argentine corporation that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions located on the island of Tierra del Fuego, that as a group will be referred to as “the TDF Concessions”. A post closing adjustment provided for in the purchase agreement subsequently increased the price paid to $6.6 million. The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company has acquired 25.78 percent effective interests in each of the TDF Concessions. Although the Company owns more than 50 percent of the shares of RCLV, it uses the equity method to account for this investment. RCLV is a holding company whose sole assets are its 46.5 percent interests in the three above named exploitation concessions. The Company is a party to a joint venture partners’ agreement and an RCLV shareholders’ agreement that limits its voting rights related to all business decisions of RCLV to its 25.78 percent effective interest in the above named concessions. As a result, the Company can not exercise voting control over the assets of RCLV.

Under the equity method of accounting, the Company’s share of net income (loss) from both companies is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments. Dividends from both companies are recorded as reductions of the investment accounts.

Summarized unaudited financial position and results of operations of Petrolera are as follows:

Financial position

(Amounts in Thousands)	June 30,	December 31,
	2005	2004

Current assets	$30,449	$33,302
Non current assets	$98,313	$92,792
Current liabilities	$16,498	$16,759
Non current liabilities	$3,337	$2,915

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Results of operations

(Amounts in Thousands)	Six months ended
	June 30,
	2005	2004

Revenues	$57,511	$45,202
Expenses other than income taxes	$24,636	$20,400
Net income	$19,640	$14,395
Summarized unaudited results of operations for RCLV for the period February 10, 2005 through June 30, 2005 includes revenues of $2.385 million, expenses of $3.043 million and a net loss of $658 thousand.

(6)	Comprehensive Income

Comprehensive income is as follows:

(Amounts in Thousands)	Six months ended
	June 30,
	2005	2004

Net income	$12,230	$7,785
Other comprehensive loss:
Minimum pension liability adjustment	(340)	(355)
Income tax benefit on other comprehensive loss	119	124

Other comprehensive loss	(221)	(231)

Comprehensive income	$12,009	$7,554

(7)	Legal Contingencies

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, it is premature to reach a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding. There have been no new developments in this matter since the Company filed its formal response in December 2004.

(8)	Recent Accounting Standards

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

(9)	Subsequent Events

On July 6, 2005, the Company’s Board of Directors declared a regular quarterly dividend of 16.25 cents per share on the Company’s ordinary shares. This dividend was paid on July 29, 2005, to shareholders of record at the close of business on July 19, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains the significant factors that have affected the Company’s financial condition and results of operations during the periods covered by this report.
FINANCIAL CONDITION
Internally generated cash flow from the Company’s interests in the Entre Lomas concession is the Company’s primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina’s economy, the Entre Lomas concession has had the ability to finance the Company’s development and exploration expenditures with internally generated cash flow. Historically, the Company has not relied on other sources of capital such as debt or equity, in part due to the Company’s focus on development of the Entre Lomas concession, but also due to the turmoil that has periodically affected Argentina’s economy.
Although the Company has interests in several oil and gas properties in Argentina, including the purchase of the interest in RCLV that was completed in February 2005 described in the following section and in Note 5 of Notes to Consolidated Financial Statements, its direct participation in the Entre Lomas concession and its equity interest in Petrolera generate over 90 percent of its cash flow.
During the six months ended June 30, 2005 the Company generated cash flow from operating activities of $13.3 million that included $7.2 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $10.2 million and dividends from Argentine investments of $6.1 million for the same period in 2004.
Of the $13.3 million of operating cash flow generated during the just completed six months, $4.6 million was used for the Company’s capital program, of which almost the entire amount represented funds for the continuing development of the Entre Lomas concession, $6.6 million was used for the Company’s acquisition of shares in RCLV and $1.2 million was paid to the Company’s shareholders in the form of dividends. As of June 30, 2005, the Company had accumulated cash, cash equivalents, and short-term investments of $27.3 million, representing an increase for the year of $885 thousand.
Management intends to execute its development activities in the Entre Lomas concession and its other Argentine oil and gas properties and, also, seek additional ways to invest in exploration and reserve acquisition opportunities in order to achieve continuing growth. For the present, the Company has no plans to seek external sources of financing and, as such, the Company plans to finance these activities by continuing to deploy the Company’s existing financial resources combined with cash flow generated by operations.
OVERVIEW
Net Income
Through the six months ended June 30, 2005, the Company generated net income of $12.2 million, the highest income ever reported by the Company over the first six months of a year. As described in the following paragraphs, these record levels of income are the result of increased prices for all of the Company’s products and capitalizing on the current high oil price environment by successfully increasing production levels.
Oil Prices
Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major producing oil countries, the war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. In the third quarter 2004, because of weather related events and the realization that the world’s excess productive capacity had almost disappeared, commodities markets pushed the price of oil to record levels above $50 per barrel. The price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has since oscillated in a range from $40 to $60 per barrel. Current market forecasts indicate that prices may remain at these levels for the foreseeable future.
For some time now, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers. Consequently, recent sharp increases in oil prices may have benefited oil producers outside of Argentina more than the Company. Nevertheless, the Company has experienced healthy oil price increases as described in the following paragraph.
As reflected in the statistical table on page 20, although the price of crude oil has been above $50 per barrel for much of the first six months of 2005, the Company’s per barrel crude oil sales price during the six months, including its equity interests, averaged $35.50 compared with $30.13 for the comparable six months in 2004. This price increase was influenced somewhat by sales in the Company’s Tierra del Fuego concessions where oil is exported to Chile and has sold for an average price of just over $45 per barrel since the properties were acquired.
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
Natural Gas Prices
The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, which law pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, fell then in proportion to the devaluation of the Argentine peso that occurred that year. Prior to 2002, natural gas sales prices averaged in excess of $1.20 per mcf. As reflected in the statistical table on page 20, during the first six months of 2005, the Company’s average natural gas sale price per mcf, including its equity interests, averaged $.97 compared with $.64 during the comparable quarter in 2004. In addition, the average natural gas sale price per mcf, for the comparable period in 2003 was $.44.
Events in Argentina in 2004 have caused gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004, and stimulated by low gas prices resulting from the government implemented natural gas price freeze, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas that resulted from low prices and the resurgence of growth of Argentina’s economy in 2003 and 2004. The result was a natural gas and power supply shortage during 2004 that has continued into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. During the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties and to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2005 and is expected to continue into the future. As described in the previous paragraph, this increasing trend is evident in the gas prices the Company has realized since the beginning of 2004.
Product Volumes
During the six months ended June 30, 2005, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1.05 million barrels (“mmbbls”), an increase of 85.8 thousand barrels (“mbbls”), or nine percent when compared with 964.2 mbbls during the comparable period in 2004. Approximately 80 percent of the increase is due to favorable results generated by the 2005 Entre Lomas development drilling campaign, while the remaining 20 percent of the increase represents sales volumes contributed by the Company’s new TDF Concessions.
In order to provide additional perspective regarding current oil sales volumes, the Company’s comparable six month oil sales volumes for the years 2003 and 2002, net to the Company’s consolidated and equity interests, totaled 935.4 mbbls and 789.9 mbbls, respectively
During the six months ended June 30, 2005, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 2.9 billion cubic feet (“bcf”), an increase of 616 million cubic feet, or 26 percent when compared with 2.3 bcf during the comparable period in 2004. This increase is due to two factors. Forty-two percent of the increase relates to greater Entre Lomas gas volumes that are the result of spot market sales that have been realized due to high demand for gas produced in the Neuquen basin and production from a development gas well that was drilled and placed on production during the current quarter. The remaining 58 percent of the increase represents gas volumes contributed by the Company’s new TDF Concessions.
During the six months ended June 30, 2005, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 9.4 thousand tons, an increase of 14 percent when compared with 8.2 thousand tons during the comparable period in 2004. The greater volumes are the result of increased LPG production in the Entre Lomas concession and volumes contributed by the Company’s new TDF Concessions.
Capital Program
During the six months ended June 30, 2005, the Company’s capital expenditures net to its consolidated interests totaled $4.6 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas concession. As of the close of the second quarter, in Entre Lomas, 13 wells had been drilled, completed, and put on production and four additional wells had commenced drilling and were in various stages of drilling or completion.
In the last three years, the Entre Lomas joint venture partners have gradually accelerated drilling activity in the Entre Lomas concession. During 2003, 15 wells were drilled. Of these, all were completed and put into production. During 2004, 26 wells were drilled. Of these, all, except one well that developed mechanical problems during drilling and had to be abandoned, were completed and put into production.

The well that experienced problems was redrilled, completed and put into production in an adjacent location. The original 2005 budget provides for drilling 29 wells. Given the favorable results from drilling, the favorable oil price environment, and the current lack of availability of drilling rigs in Argentina, the Entre Lomas partners have agreed to secure the services of our drilling contractor for the entire year, thereby providing us with the opportunity to drill and additional six to eight wells beyond the 29 contemplated in the original 2005 plan.
During the period, capital expenditures also commenced on the construction of the Acambuco gas pipeline required to transport Macueta field gas production to market. This pipeline is expected to be completed in time for Macueta gas to start production in early 2006.
Including the Company’s share of capital expenditures attributable to its equity interest in Petrolera, the Company’s year to date investments increased from $4.6 million to $10.1 million.
Almost immediately after the acquisition of the TDF Concessions, the joint venture partners commenced a program to acquire 360 square kilometers of 3D seismic information. During the second quarter acquisition and processing of the seismic information was completed. Seismic interpretation is currently underway with the expectation that drilling could commence by as early as September. Cumulative seismic expenditures to date have totaled $3.9 million, or $1 million net to the Company. The costs of this seismic information have been charged to expense as incurred and are reflected as a charge against the Company’s equity income from RCLV.
Since the acquisition of the TDF Concessions in February 2005, the Company has recorded an equity loss from its stock participation in RCLV of $365 thousand after including the $1 million seismic charge.
Canadon Ramirez Concession
In 2004, the Company acquired 130 square kilometers of 3D seismic information in Canadon Ramirez. To date, the Company’s interpretation has identified multiple drilling prospects. The Company currently plans to drill at least one of these prospects before the end of 2005.
Sur de Rio Deseado Este Concession
The Company has recently entered into an agreement with Roch S.A., one of its partners and the operator of our TDF Concessions. Pursuant to this agreement, the Company agreed to advance $750 thousand for the drilling of a development well and the implementation of a pilot program to inject heated water into the primary producing field in this concession. Today, this concession produces a small volume of oil. It is believed that the limited volume of production is the result of emulsion problems in the producing reservoir and possible formation damage due to previous inappropriate well drilling techniques. The planned investments will be made with the view to solving these problems that have to date limited production. To date, the Company has advanced Roch S.A. $375 thousand. Expenditures have been made to implement the aforementioned pilot waterflood in exchange for which the Company has the right to earn a five percent participation interest. The Company also has an option to make additional investments that will entitle it to earn additional 5 percent interests up to a maximum of 25 percent.

Capricorn
During 2003, the Company earned a 50 percent interest in the Yacimiento Norte 1/B Block, commonly known as the Capricorn block. The Capricorn block has a surface area of 8,182.87 square kilometers, or approximately 2.1 million acres located in the province of Salta in northwest Argentina. During 2005, the Company and its joint venture partner have been reviewing seismic lines over the southernmost portion of the block in an area that is close to oil production in the adjacent concession.
The block was originally scheduled to expire in August 2005, at which time, entering into a second exploration period, requiring the drilling of an exploration well, is optional. An extension of the original expiration date has been obtained through December 31, 2005. This gives the Company and its partner additional time to complete existing studies of the block. If the partners choose to exercise their option for a second exploration period, 50 percent of the acreage in the original block, less any exploitation concession granted, must be relinquished. If the option is not exercised, the entire block must be relinquished.
Availability of Drilling Rigs
Throughout 2005, drilling activity in Argentina has increased such that demand for drilling rigs in the country is greater than the supply of rigs. Currently, there is little to no availability of drilling rigs. Smaller oil and gas companies that cannot commit to significant drilling programs are necessarily finding it quite difficult to obtain a rig. The Company and its partners in the TDF concessions and in Canadon Ramirez are exploring all avenues available for contracting rigs to drill wells prior to the end of 2005. Although, the Company has expectations that a rig can commence drilling in the TDF concessions by September 2005, unavailability of rigs could cause a postponement of our drilling plans. As described previously, this situation has not created a problem for Petrolera and the Company in the Entre Lomas concession.
Requirement to Offer Products in Domestic Market
In the recent past, the Argentine government has expressed concerns regarding the availability and supply of gasoline, diesel fuel, and refined hydrocarbon products in Argentina’s domestic markets. As a result, in December 2004, Argentina’s Secretary of Energy, with the objective of assuring that domestic supplies fully satisfy Argentina’s demand for such products issued a resolution requiring that before oil produced in Argentina can be exported, Argentine oil producers must first provide evidence they have offered their oil production for sale to Argentine refiners. Subsequently, the Secretary of Energy issued a similar resolution covering LPG products. The resolution covering oil exports has, to date, not impacted the Company. The Company has been selling 100 percent of its Entre Lomas oil production in local markets since 2003 and plans to continue doing so for the foreseeable future. Acambuco condensate production is sold to the sole Argentine refiner located in northwestern Argentina. As described previously, oil and condensate produced in the TDF Concessions is exported to Chile. Since the implementation of the new resolution, the TDF joint venture partners have been able to continue exporting after complying with the resolution’s requirements. The second resolution covering LPG products has, also, not impacted the Company. In both the Entre Lomas and TDF Concessions, where the Company exports a portion of its LPG production, it has been able to continue exporting LPG products after complying with the resolution’s requirements.
Obligatory Savings Deposit
In August 1993, the Direccion General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507. After a lengthy judicial process that lasted seven years and included various appeals in May 2000, the Argentine Supreme Court ruled in favor of the DGI. As a result, the Entre Lomas joint venture partners paid in 12 installments the 9.2 million peso deposit which is refundable five years after the date of payment. In June 2005, Petrolera, on behalf of the joint venture submitted a request for reimbursement of the full deposit. Regulations provide up to three months for the Argentine taxing authority to respond to the request. The US dollar value of this deposit as of June 30, 2005 is $802 thousand and it is currently included in Other Assets in the Company’s Consolidated Balance Sheets.
Rio Cullen — Las Violetas S.A.
In keeping with the Company’s strategy for growth, in the latter part of 2004, management was provided the opportunity to evaluate three concessions in the southernmost part of Argentina on the island of Tierra del Fuego with the view toward making an offer for an interest that was available for sale.
As a result of the evaluation and subsequent negotiations with the seller, on February 10, 2005, the Company paid $6.2 million to acquire 79,752 shares of RCLV, an Argentine corporation, which owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions (“the TDF Concessions”). The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase was that the Company acquired 25.78 percent effective participation interests in each of the TDF Concessions. A post closing adjustment provided for in the purchase agreement subsequently increased the price paid to $6.6 million. Of the $6.6 million paid by the Company, $5.7 million represents the value attributed to the acquired concession interests. The remainder represents working capital and other adjustments.
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
Operations in the TDF Concessions are exempt from Argentine federal income taxes pursuant to Argentine law. Inasmuch, income generated therein will not be subject to Argentine federal taxes as long as the current exemption remains in effect. The federal tax exemption also extends to oil, gas, and LPG export taxes.
Oil sold from the TDF Concessions is exported to Chile. The price received is based on the sale price for West Texas Intermediate crude oil less a per barrel quality and gravity discount that recently has averaged just under $5. Natural gas production from the TDF Concessions is sold under contract and primarily supplies industrial and residential markets in the island of Tierra del Fuego. The TDF Concessions include a gas processing plant that produces LPG, more specifically, propane and butane. LPG production is both exported and sold domestically under contract.
RESULTS OF OPERATIONS
Second Quarter Comparison
The following represents a comparison of results of operations for the three months ended June 30, 2005 compared with the same three month period in 2004.
During the current quarter, the Company generated net income of $7.0 million. This represents an improvement of $3.6 million compared with net income of $3.4 million for the same quarter in 2004. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments combined with lower exploration expense.
Operating revenues improved by $2.4 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products.
Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $36.53 per barrel (“bbl”), $1.04 per thousand cubic feet (“mcf”), and $374.50 per ton, respectively, during the current quarter, compared with $31.01 per bbl, $.70 per mcf, and $290.95 per ton for the same quarter in 2004.
Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 233 mbbls, 677 million cubic feet of gas (“mmcf”), and 2 thousand tons of LPG, respectively, during the current quarter, compared with 214 mbbls, 652 mmcf, and 1.8 thousand tons, respectively, for the same quarter in 2004.
The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.
Equity income from Argentine investments increased by $1.2 million during the current quarter compared with the same quarter in 2004. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in the current quarter includes equity income of $32 thousand generated by the Company’s recently acquired equity participation in RCLV S.A. This equity income is net of an equity charge during the quarter of $438 thousand pertaining to the Company’s equity share of the previously described 3D seismic information that has been acquired in the TDF Concessions.
Exploration expense decreased by $1.5 million during the current quarter compared with the same quarter in 2004. In 2004, the Company charged as expense the costs of drilling the unsuccessful El Tigre x-1 well in the Puesto Galdame block and costs associated with 3D seismic acquired in the Canadon Ramirez concession.
The above favorable variances in operating revenues, equity income and exploration expense were partially offset by increases in operating expense, provincial production taxes, and Argentine income taxes.
Operating expense increased by $252 thousand during the current quarter compared with the same quarter in 2004. The increase is primarily due to a combination of factors, the most important of which are, a greater number of well workovers performed in 2005, increased labor costs resulting from wage increases negotiated with labor unions, a rise in the cost of electricity used for field operations, and greater costs associated with rod pump maintenance.
Provincial production taxes and Argentine income taxes rose by $211 thousand and $858 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

Six-Month Comparison
The following represents a comparison of results of operations for the six months ended June 30, 2005 compared with the same period in 2004.
During the current six months, the Company generated net income of $12.2 million. This represents an improvement of $4.4 million compared with net income of $7.8 million for the same period in 2004. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments combined with lower exploration expense.
Operating revenues improved by $4.2 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products.
Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $35.50 per barrel (“bbl”), $.97 per thousand cubic feet (“mcf”), and $360.89 per ton, respectively, during the current six months, compared with $30.13 per bbl, $.64 per mcf, and $292.35 per ton for the same period in 2004.
Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 454.8 mbbls, 1.4 bcf, and 3.9 thousand tons of LPG, respectively, during the current six months, compared with 425.5 mbbls, 1.2 bcf, and 3.6 thousand tons, respectively, for the same period in 2004.
The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.
Equity income from Argentine investments increased by $1.8 million during the current period compared with the same period in 2004. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in the current six months includes an equity loss of $365 thousand generated by the Company’s recently acquired equity participation in RCLV S.A. This equity loss includes an equity charge during the current six months of $1 million pertaining to the Company’s equity share of the previously described 3D seismic information that has been acquired in the TDF Concessions.
Exploration expense decreased by $1.7 million during the current six months compared with the same period in 2004. The decrease is due to same factors described in the second quarter comparison.
The above favorable variances in operating revenues, equity income and exploration expense were partially offset by increases in operating expense, provincial production taxes, selling and administrative expense, other expenses and Argentine income taxes.
Operating expense increased by $450 thousand during the six months compared with the same period in 2004. The increase is due to the same factors described in the second quarter comparison.
Selling and administrative expense rose by $356 thousand during the current six months compared with the same period in 2004. The increase is due to a combination of factors that include increases in employee salaries and incentive compensation, greater engineering, legal, and other consulting costs associated with the purchase of the TDF Concessions, and increased audit costs incurred during the current quarter attributable to compliance testing of the Company’s internal controls over financial reporting.

Provincial production taxes and Argentine income taxes rose by $450 thousand and $1.2 million, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the six months ended June 30, for the years indicated. Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Six months ended
	June 30,
	2005	2004
Volumes consolidated interests

Crude oil and condensate (bbls)	454,753	425,533
Gas (mcf)	1,360,800	1,249,291
LPG (tons)	3,871	3,574

Volumes equity interests

Crude oil and condensate (bbls)	595,458	538,736
Gas (mcf)	1,556,394	1,051,265
LPG (tons)	5,627	4,639

Total volumes

Crude oil and condensate (bbls)	1,050,211	964,269
Gas (mcf)	2,917,194	2,300,556
LPG (tons)	9,498	8,213

Average sales prices consolidated interests

Oil (per bbl)	$35.50	$30.13
Gas (per mcf)	.97	.64
LPG (per ton)	360.89	292.35

Average sales prices equity interests

Oil (per bbl)	$35.95	$30.20
Gas (per mcf)	.85	.68
LPG (per ton)	359.98	292.35

Average sales prices — total

Oil (per bbl)	$34.66	$29.23
Gas (per mcf)	.86	.59
LPG (per ton)	345.25	293.72

Average production cost

Oil, gas, and LPG (per boe)	$4.03	$3.52

Average depreciation costs

Oil, gas, and LPG (per boe)	$3.57	$3.54
Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.
In previous years, the Company has reported average production and depreciation costs by product. Commencing with 2005, the Company is reporting these statistics per barrel oil equivalent (“boe”). In the above table, sales prices and sales volumes continue to be reported in the unit of measurement historically used in this table. Production and depreciation costs per boe are calculated using total costs divided by production volumes expressed in boe. The following sets forth the standard conversions from mcf and ton to boe. A mcf of gas is equivalent to 6 barrels of oil equivalent and 1 ton of LPG is equivalent to 11.735 barrels of oil equivalent. Average production and depreciation costs for 2004 have been converted to boe in order to achieve consistency and comparability.

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
Argentine Economic and Political Environment
During the decade of the 1990’s, Argentina’s government pursued free market policies, including the privatization of state owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one US dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid 1990’s. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001 resulted in the accumulation of $140 billion of debt.
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

In January 2002, the government defaulted on a significant portion of Argentina’s $140 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The second provision, was the requirement that domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars were converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation described in the next paragraph.
The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization.
Argentina’s economic condition improved considerably since 2003. As a commodity exporter, the country has benefited from increases in the price of its agricultural and natural resource exports such as crude oil. Consequently, both Argentina’s international trade balance and the government’s fiscal balance have generated surpluses far larger than previously projected by government economists. The government, when possible, has taken advantage of this environment by increasing certain taxes, such as the oil export tax that has been in effect since 2002, in order to increase its total tax revenues and improve its fiscal balance.
In 2003 and 2004, the Argentine economy has grown at rates of nine and eight percent, respectively. For 2005, the government is projecting economic growth of six percent. Of course, the growth experienced by Argentina during the last two years came on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At June 30, 2005, the peso to US dollar exchange rate was 2.884:1.
At the beginning of 2005, the Argentine government presented an exchange offer to holders of $82 billion of the country’s defaulted debt. The offer was largely accepted by bond holders and as a consequence, the country’s debt has been reduced.
Today Argentina finds itself in a critical economic situation that combines high levels of external indebtedness, a financial and banking system in crisis and high levels of unemployment.

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
Second Quarter Changes in Internal Controls over Financial Reporting
There has been no material change in the Company’s Internal Controls that occurred during the second quarter of 2005.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information called for by this item is provided in Note 7 Legal Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual General Meeting of Shareholders of the Company was held on July 6, 2005. At the Annual General Meeting of Shareholders, three individuals were elected as directors of the Company and four individuals continue to serve as directors pursuant to their prior election. The appointment of Ernst & Young LLP as the independent auditor of the Company for 2005 was ratified.
A tabulation of the voting at the Annual General Meeting of Shareholders with respect to the matters indicated is as follows:
Election of Directors

	For	Withheld
Keith E. Bailey	6,369,828	239,889
Ralph A. Hill	6,353,207	256,510
John H. Williams	6,603,223	6,494
Ratification of Appointment of Independent Auditors

For	Against	Abstain

6,600,017	7,856	1,844
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

August 8, 2005

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