Form 10-Q
period 2005-09-30
APCO ARGENTINA INC/NEW
filed 2005-11-07
CIK 311471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 0-08933
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Ordinary Shares, $.01 Par Value	Outstanding at October 31, 2005 7,360,311 Shares

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Amounts in Thousands Except Share and Per Share Amounts)	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$23,796	$25,084
Short term investments	6,587	1,307
Accounts receivable	5,420	4,330
Inventory	379	323
Other current assets	1,615	545

Total Current Assets	37,797	31,589

Property and Equipment:
Cost, successful efforts method of accounting	76,318	69,130
Accumulated depreciation, depletion and amortization	(45,375)	(41,258)

	30,943	27,872

Argentine investments, equity method	54,834	44,629
Deferred Argentine income taxes	282	218
Other assets	189	623

	$124,045	$104,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,284	$2,089
Affiliate payables	1,293	446
Accrued liabilities	1,116	1,368
Argentine income taxes payable	2,938	1,865
Dividends payable	—	1,196

Total Current Liabilities	7,631	6,964

Long-term liabilities	1,138	1,057

Stockholders’ Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(239)	(170)
Retained earnings	106,115	87,680

Total Stockholders’ Equity	115,276	96,910

	$124,045	$104,931

The accompanying notes are an integral part of these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except Per Share Amounts)	2005	2004 *	2005*	2004*
REVENUE:
Operating revenue	$11,267	$6,845	$30,128	$21,515

COSTS AND EXPENSES:
Operating expense	1,688	1,698	4,647	4,098
Provincial production tax	1,415	959	3,546	2,640
Transportation and storage	140	114	375	325
Selling and administrative	576	786	2,182	2,036
Depreciation, depletion and amortization	1,464	1,356	4,146	3,805
Exploration expense	161	74	214	1,815
Argentine taxes other than income	323	392	1,267	1,176
Foreign exchange losses (gains)	44	42	(15)	(67)
Other (income) expense, net	270	(47)	660	(10)

	6,081	5,374	17,022	15,818

Income before investment income	5,186	1,471	13,106	5,697

INVESTMENT INCOME
Interest income and other revenues	231	87	536	173
Equity income from Argentine investments	5,440	2,485	13,089	8,359

	5,671	2,572	13,625	8,532

Income before Argentine income taxes	10,857	4,043	26,731	14,229

Argentine income taxes	2,260	826	5,904	3,227

NET INCOME	$8,597	$3,217	$20,827	$11,002

Net income per share-basic and diluted	$1.17	$0.44	$2.83	$1.49

Average ordinary shares outstanding — Basic and diluted	7,360	7,360	7,360	7,360

*	Certain amounts have been reclassified as described in Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30
(Amounts in Thousands Except Per Share Amounts)	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$20,827	$11,002
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(13,089)	(8,359)
Dividends from investments	9,515	8,160
Interest from short term investments	(38)	—
Deferred income tax	(22)	(202)
Depreciation, depletion and amortization	4,146	3,805
Write off of price credit	—	954
Changes in accounts receivable	(1,090)	(1,106)
Changes in inventory	(56)	(157)
Changes in other current assets	(1,070)	(389)
Changes in cash overdrafts	(275)	—
Changes in accounts payable	470	836
Changes in affiliate payables	847	310
Changes in accrued liabilities	(252)	54
Changes in Argentine income taxes payable	1,073	222
Changes in current derivative liabilities	—	565
Changes in dividends payable	(1,196)	—
Changes in other assets, other liabilities and other noncurrent	374	338

Net cash provided by operating activities	20,164	16,033

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(7,188)	(3,859)
Purchase of short term investments	(10,930)	—
Proceeds from short term investments	5,688	—
Acquisition of shares of Rio Cullen — Las Violetas S.A.	(6,630)	—

Net cash used in investing activities	(19,060)	(3,859)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ($0.325/share and $0.4875/share, respectively)	(2,392)	(3,588)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,288)	8,586

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	25,084	17,571

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$23,796	$26,157

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine month periods ended September 30, 2005 and 2004. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Within the Consolidated Statements of Income, the Company has reclassified Equity income from Argentine investments and Interest income and other revenues to Investment Income. Certain amounts from prior periods have been reclassified in order to conform to this presentation.

(2)	Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has passed.

(3)	Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to fifteen years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability equal to the present value of expected future asset retirement obligations in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

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

The effective income tax rate reflected in the Consolidated Statement of Income differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
percent are caused primarily by income and expense generated and incurred outside of Argentina and after tax equity results that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

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

On February 10, 2005, the Company paid $6.6 million to acquire 79,752 shares of RCLV, an Argentine corporation that owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions located on the island of Tierra del Fuego, that as a group will be referred to as “the TDF Concessions.” The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company has acquired 25.78 percent effective interests in each of the TDF Concessions. Although the Company owns more than 50 percent of the shares of RCLV, it uses the equity method to account for this investment. RCLV is a holding company whose sole assets are its 46.5 percent interests in the TDF Concessions. The Company is a party to a joint venture partners’ agreement and an RCLV shareholders’ agreement that limits its voting rights related to all business decisions of RCLV to its 25.78 percent effective interest in the TDF Concessions. As a result, the Company can not exercise voting control over the assets of RCLV.

Under the equity method of accounting, the Company’s share of net income (loss) from both companies is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments. Dividends from both companies are recorded as reductions of the investment accounts.

Summarized unaudited financial position and results of operations of Petrolera are as follows:

Financial position

	September 30,	December 31,
(Amounts in Thousands)	2005	2004
Current assets	$35,687	$33,302
Non current assets	$101,889	$92,792
Current liabilities	$18,354	$16,759
Non current liabilities	$3,265	$2,915

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Results of operations

	Nine months ended
	September 30,
(Amounts in Thousands)	2005	2004
Revenues	$91,891	$67,586
Expenses other than income taxes	$39,124	$32,590
Net income	$31,715	$20,486
Summarized unaudited results of operations for RCLV for the period February 10, 2005 through September 30, 2005 include revenues of $4.106 million, expenses of $3.837 million and net income of $269 thousand.

(6)	Comprehensive Income

Comprehensive income is as follows:

	Nine months ended
	September 30,
(Amounts in Thousands)	2005	2004
Net income	$20,827	$11,002
Other comprehensive loss:
Minimum pension liability adjustment	(367)	(305)
Income tax benefit on other comprehensive loss	128	107

Other comprehensive loss	(239)	(198)

Comprehensive income	$20,588	$10,804

(7)	Legal Contingencies

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Interpretation is not later than the end of the fiscal year ending after December 15, 2005. We are assessing the impact of this Interpretation on our financial statements and believe that under the current terms of our existing concession interests, the effect will not be material. However, in the event that the Entre Lomas partners are granted the option, provided for in the concession, to extend its term for an additional ten-year period, asset retirement obligations provided for by the Company under current concession terms could be greater than currently estimated.

In April 2005, the FASB issued Staff Position (“FSP”) FAS 19-1, “Accounting for Suspended Well Costs.” This FSP amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as it pertains to capitalizing the costs of drilling exploratory wells pending determination of whether the well has found proved reserves. FSP FAS 19-1 provides that exploratory well costs should continue to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operational viability of the project. This FSP is effective beginning in the third quarter of 2005 and did not have an impact on our consolidated financial position and results of operations.

(9)	Subsequent Events

On October 5, 2005, the Company’s Board of Directors declared a regular quarterly dividend of 25 cents per share on the Company’s ordinary shares. This $1.84 million dividend was paid on October 28, 2005, to shareholders of record at the close of business on October 18, 2005.

New regulations issued by the government of Argentina governing shareholder composition of Argentine corporations doing business in the country require such corporations to have a second shareholder of substance. As a result, in order to conform to this new requirement, on October 17, 2005, five percent of the shares of Apco Argentina, S.A., a majority owned subsidiary of the Company, were sold to Williams International Company (“WIC”), a wholly owned subsidiary of The Williams Companies, Inc. The price paid by WIC was $407 thousand. The amount paid to the Company is in excess of the carrying value of these assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion explains the significant factors that have affected the Company’s financial condition and results of operations during the periods covered by this report.
FINANCIAL CONDITION
Internally generated cash flow from the Company’s interests in the Entre Lomas concession is the Company’s primary source of liquidity. In the past, both during stable periods and turbulent periods in Argentina’s economy, the Entre Lomas concession has had the ability to finance the Company’s development and exploration expenditures with internally generated cash flow. Historically, the Company has not relied on other sources of capital such as debt or equity, in part due to the Company’s focus on development of the Entre Lomas concession, but also due to the turmoil that has periodically affected Argentina’s economy.
Although the Company has interests in several oil and gas properties in Argentina, including the purchase of the interest in RCLV that was completed in February 2005 described in the following section and in Note 5 of Notes to Consolidated Financial Statements, its direct participation in the Entre Lomas concession and its equity interest in Petrolera generate over 90 percent of its cash flow.
During the nine months ended September 30, 2005 the Company generated net cash flow from operating activities of $20.2 million including dividends from its Argentine investments totaling $9.5 million. These amounts compare with net cash provided by operating activities of $16.0 million including dividends from Argentine investments of $8.2 million, for the same period in 2004.
Of the $20.2 million of net cash provided by operating activities for the just completed nine months, $7.2 million was used for the Company’s capital program, of which almost the entire amount represented funds for the continuing development of the Entre Lomas concession, $6.6 million was used for the Company’s acquisition of shares in RCLV, and $2.4 million was paid to the Company’s shareholders in the form of dividends. As of September 30, 2005, the Company had accumulated cash, cash equivalents, and short-term investments of $30.4 million, representing an increase for the year of $4 million.
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
OVERVIEW
Net Income
During the three and nine months ended September 30, 2005, the Company generated net income of $8.6 million and $20.8 million, respectively. As described in the following paragraphs, these favorable levels of income are primarily the result of increased oil prices and production levels.
Oil Prices
Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.
For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major producing oil countries, the war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. During 2004 and 2005, because of weather related events and the realization that the world’s excess productive capacity has almost disappeared, commodities markets pushed the per barrel price of oil from $30 above $60. During the just completed quarter, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has remained above $60. Although drilling activity worldwide has increased sharply in 2005 in response to favorable oil prices, and economic growth could be negatively impacted by sustained higher oil prices, current market forecasts indicate that oil prices may remain at $50 or above for the foreseeable future.
Historically, the Argentine government has attempted to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy. The Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers. Consequently, recent sharp increases in oil prices have benefited oil producers outside of Argentina more than the Company. Nevertheless, the Company has experienced significant oil price increases as described in the following paragraph.
As reflected in the statistical table on page 19, although the price of crude oil has been above $50 per barrel for much of the first nine months of 2005 and has exceeded $60 during the current quarter, the Company’s per barrel crude oil sales price during the nine month period, including its equity interests, averaged $37.25 compared with $30.91 during the comparable period in 2004. This average price increase has been influenced by sales from the Company’s Tierra del Fuego concessions where oil is exported to Chile and has sold for an average price of $49.19 per barrel since the properties were acquired.
Although, the level of oil prices achieved in 2005 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during the remainder of 2005, during 2006 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.
Natural Gas Prices
The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, which law pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in U.S. dollars, fell in proportion to the devaluation of the Argentine peso that occurred that year. Prior to 2002, natural gas sales prices averaged in excess of $1.20 per thousand cubic feet (“mcf”). As described in the following paragraph, gas prices in Argentina are increasing toward pre 2002 levels. As reflected in the statistical table on page 19, during the first nine months of 2005, the Company’s average natural gas sale price per mcf, including its equity interests, averaged $1 compared with $.69 during the comparable period in 2004. In addition, the average natural gas sale price per mcf, for the comparable period in 2003 was $.46.
Events in Argentina in 2004 caused gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004, and stimulated by low gas prices resulting from the government implemented natural gas price freeze, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas. The result was a natural gas and power supply shortage during 2004 that has continued into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. During the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties and to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2005. As described in the previous paragraph, this increasing trend is evident in the gas prices the Company has realized since the beginning of 2004.
Product Volumes
During the nine months ended September 30, 2005, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1.61 million barrels (“mmbbls”), an increase of 144.7 thousand barrels (“mbbls”), or nine percent when compared with 1.47 mmbbls during the comparable period in 2004. Approximately 80 percent of the increase is due to favorable results generated by the 2005 Entre Lomas development drilling campaign, while the remaining 20 percent of the increase represents sales volumes contributed by the Company’s new TDF Concession interests.
In order to provide additional perspective regarding current oil sales volumes, the Company’s comparable nine month oil sales volumes for the years 2003 and 2002, net to the Company’s consolidated and equity interests, totaled 1.42 mmbbls and 1.22 mmbbls, respectively
During the nine months ended September 30, 2005, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 4.6 billion cubic feet (“bcf”), an increase of 1 bcf, or 30 percent when compared with 3.6 bcf during the comparable period in 2004. This increase is due to two factors. Forty-nine percent of the increase relates to greater Entre Lomas gas volumes that are the result of spot market sales that have been realized due to high demand for gas produced in the Neuquen basin and production from a development gas well that was drilled and placed on production during the second quarter of 2005. The remaining 51 percent of the increase represents gas volumes contributed by the Company’s new TDF Concessions.
During the nine months ended September 30, 2005, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 14.4 thousand tons, an increase of 18 percent when compared with 12.2 thousand tons during the comparable period in 2004. The greater volumes are the result of increased LPG production in the Entre Lomas concession and volumes contributed by the Company’s new TDF Concessions.
Capital Program
During the nine months ended September 30, 2005, the Company’s capital expenditures net to its consolidated interests totaled $7.2 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas concession. As of the close of the third quarter, in Entre Lomas, 21 oil wells and one gas well had been drilled, completed, and put on production and six additional wells had commenced drilling before the end of the quarter and were in various stages of drilling or completion.
In the last three years, the Entre Lomas joint venture partners have gradually accelerated drilling activity in the Entre Lomas concession. During 2003, 15 wells were drilled. Of these, all were completed and put into production. During 2004, 26 wells were drilled. Of these, all, except one well that developed mechanical problems during drilling and had to be abandoned, were completed and put into production. The well that experienced problems was redrilled, completed and put into production in an adjacent location. The original 2005 budget provided for drilling 29 wells. Given the favorable results from drilling, the favorable oil price environment, and the limited availability of drilling rigs in Argentina, the Entre Lomas partners have agreed to secure the services of our drilling contractor for the entire year, thereby providing the opportunity to drill an additional eight wells beyond the 29 contemplated in the original 2005 plan.
During the period, capital expenditures also commenced on the construction of the Acambuco gas pipeline required to transport Macueta field gas production to market. This pipeline is expected to be completed in time for Macueta gas to start production by mid-2006.
Including the Company’s share of capital expenditures attributable to its equity interest in Petrolera, the Company’s year to date investments increased from $7.2 million to $16 million.
Almost immediately after the acquisition of the TDF Concessions, the joint venture partners commenced a program to acquire 360 square kilometers of 3D seismic information. During the second quarter 2005, acquisition and processing of the seismic information was completed. To date, seismic interpretation has been completed over two of the prospective blocks and interpretation of a third prospective block is nearing completion. The joint venture partners have approved the drilling of six wells to the Springhill formation. These wells are estimated to cost $6 million, or $1.5 million net to the Company’s interest. The first well commenced drilling in November. Cumulative seismic expenditures to date have totaled $4 million, or $1 million net to the Company. The costs of acquiring this seismic information have been charged to expense as incurred and are reflected as a charge against the Company’s equity income from RCLV.
Canadon Ramirez Concession
In 2004, the Company acquired 130 square kilometers of 3D seismic information in Canadon Ramirez. To date, the Company’s interpretation has identified multiple drilling prospects. The Company currently plans to drill at least one of these prospects before the end of 2005. Acquiring a rig to drill a limited quantity of wells in Canadon Ramirez has been a challenge due to the limited availability of rigs in Argentina. To date, the Company has not been able to contract the services of a drilling rig and it is likely the drilling of a well here will be postponed into 2006.
Sur de Rio Deseado Este Concession
The Company recently entered into an agreement with Roch S.A., one of its partners and the operator of the TDF Concessions. Pursuant to this agreement, the Company agreed to advance $750 thousand for the drilling of a development well and the implementation of a pilot program to inject heated water into the producing formation of the primary producing field in this concession. Today, this concession produces a small volume of oil. It is believed that the limited volume of production is the result of emulsion problems in the producing reservoir and possible formation damage due to previous inappropriate well drilling techniques. The planned investments will be made with the view to solving these problems that have to date limited production. To date, the Company has advanced Roch S.A. $375 thousand. Expenditures have been made to implement the aforementioned pilot waterflood in exchange for which the Company has the right to earn a five percent participation interest. The Company also has an option to make additional investments that will entitle it to earn additional five percent interests up to a maximum of 25 percent. Current plans call for the drilling of a well in the near future. However, limited rig availability has caused delays in the drilling of this initial well.
Capricorn
During 2003, the Company earned a 50 percent interest in the Yacimiento Norte 1/B Block, commonly known as the Capricorn block. The Capricorn block has a surface area of 8,183 square kilometers, or approximately 2.1 million acres located in the province of Salta in northwest Argentina. During 2005, the

Company and its joint venture partner have been reviewing seismic lines over the southernmost portion of the block in an area that is close to oil production in the adjacent concession.
The block was originally scheduled to expire in August 2005, at which time, entering into a second exploration period, requiring the drilling of an exploration well plus an additional investment equal to $375 thousand net to the Company. An extension of the original expiration date has been obtained through December 31, 2005. This has given the Company and its partner additional time to complete existing studies of the block. If the partners choose to exercise their option for a second exploration period, 50 percent of the acreage in the original block must be relinquished. If the option is not exercised, the entire block must be relinquished. The Company has no carrying value in Capricorn.
Availability of Drilling Rigs
Throughout 2005, drilling activity in Argentina has increased such that demand for drilling rigs in the country is greater than the supply of rigs. Currently, there is little to no availability of drilling rigs. Smaller oil and gas companies that cannot commit to significant drilling programs are finding it difficult to obtain a rig. The Company and its partners in the TDF, Canadon Ramirez and Sur Rio Deseado Este concessions are exploring avenues available for contracting rigs to drill wells prior to the end of 2005. As described previously, the TDF partners have been able to secure the services of a drilling contractor. Although, the Company has expectations that a rig could commence drilling in the Canadon Ramirez and Rio Sur Deseado Este concessions, unavailability of rigs could cause a postponement of existing drilling plans. As described previously, this situation has not created a problem for Petrolera and the Company in the Entre Lomas concession.
Requirement to Offer Products in Domestic Market
In the recent past, the Argentine government has expressed concerns regarding the availability and supply of gasoline, diesel fuel, and refined hydrocarbon products in Argentina’s domestic markets. As a result, in December 2004, Argentina’s Secretary of Energy, with the objective of assuring that domestic supplies fully satisfy Argentina’s demand for such products issued a resolution requiring that before oil produced in Argentina can be exported, Argentine oil producers must first provide evidence they have offered their oil production for sale to Argentine refiners. Subsequently, the Secretary of Energy issued a similar resolution covering LPG products. The resolution covering oil exports has, to date, not impacted the Company. The Company has been selling all of its Entre Lomas oil production in local markets since 2003 and plans to continue doing so for the foreseeable future. Acambuco condensate production is sold to the sole Argentine refiner located in northwestern Argentina. As described previously, oil and condensate produced in the TDF Concessions is exported to Chile. Since the implementation of the new resolution, the TDF joint venture partners have been able to continue exporting after complying with the resolution’s requirements. The second resolution covering LPG products has, also, not impacted the Company. In both the Entre Lomas and TDF Concessions, where the Company exports a portion of its LPG production, it has been able to continue exporting LPG products after complying with the resolution’s requirements.
Obligatory Savings Deposit
In August 1993, the Direccion General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507. After a lengthy judicial process that lasted seven years and included various appeals in May 2000, the Argentine Supreme Court ruled in favor of the DGI. As a result, the Entre Lomas joint venture partners paid in 12 installments the 9.2 million peso deposit which is refundable five years after the date of payment. In June 2005, Petrolera, on behalf of the joint venture submitted a request for reimbursement of the full deposit. No response has as yet been received. The

U.S. dollar value of this deposit as of September 30, 2005 is $796 thousand and it is currently included in other current assets in the Company’s Consolidated Balance Sheets.
Rio Cullen — Las Violetas S.A.
In keeping with the Company’s strategy for growth, in the latter part of 2004, the Company evaluated three concessions in the southernmost part of Argentina on the island of Tierra del Fuego with the view toward making an offer for an interest that was available for sale.
As a result of the evaluation and subsequent negotiations with the seller, on February 10, 2005, the Company paid $6.6 million to acquire 79,752 shares of RCLV, an Argentine corporation, which owns participation interests of 46.5 percent each in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions (the “TDF Concessions”). The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase was that the Company acquired 25.78 percent effective participation interests in each of the TDF Concessions. Of the $6.6 million paid by the Company, $5.7 million represents the value attributed to the acquired concession interests. The remainder represents working capital and other adjustments.
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
Oil sold from the TDF Concessions is exported to Chile. The price received is based on the sale price for West Texas Intermediate crude oil less a per barrel quality and gravity discount that recently has averaged just under $5 per barrel. Natural gas production from the TDF Concessions is sold under contract and primarily supplies industrial and residential markets in the island of Tierra del Fuego. The TDF Concessions include a gas processing plant that produces LPG, more specifically, propane and butane. LPG production is both exported and sold domestically under contract.
RESULTS OF OPERATIONS
Third Quarter Comparison
The following represents a comparison of results of operations for the three months ended September 30, 2005 compared with the same three month period in 2004.
During the current quarter, the Company generated net income of $8.6 million. This represents an improvement of $5.4 million compared with net income of $3.2 million for the same quarter in 2004. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments.
Operating revenues improved by $4.4 million. Of this improvement, $2.9 million was due to increased oil and gas sales prices and higher volumes for oil, gas and LPG products. The balance of $1.5 million is attributable to certain charges recorded during the third quarter of 2004. Operating revenues for the third quarter of 2004 included a charge of $954 thousand to write off the receivable that had accumulated during 2003 and 2004 associated with the 2003 price stabilization between Argentine oil producers and refiners and a charge of $565 thousand associated with hedge ineffectiveness related to the Company’s 2004 hedging activities.
Oil and natural gas prices for the Company’s consolidated interests accounted for as operating revenues averaged $39.62 per barrel (“bbl”) and $1.17 per mcf, respectively, during the current quarter, compared with $32.24 per bbl and $.75 per mcf, respectively, for the same quarter in 2004.
Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 243 mbbls, 783 million cubic feet of gas (“mmcf”), and 2 thousand tons of LPG, respectively, during the current quarter, compared with 223 mbbls, 700 mmcf, and 1.7 thousand tons, respectively, for the same quarter in 2004.
The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” The comparisons in the prior two paragraphs relate to product prices and sales volumes included in the Company’s operating revenues. The comparisons in the previous sections compares prices and volumes for the Company’s combined consolidated and equity interests.
Equity income from Argentine investments rose by $3 million during the current quarter compared with the same quarter in 2004. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations similar to those experienced by the Company. Equity income from Argentine investments for the third quarter of 2004 included a charge of $1 million that reflected a write off by Petrolera of the receivable it had accumulated pursuant to the aforementioned price stabilization agreement of 2003. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in the current quarter includes income of $514 thousand generated by the Company’s equity participation in RCLV that was acquired in February 2005.
The above favorable variances in operating revenues and equity income were partially offset by increases in provincial production taxes, Argentine income taxes and other expenses.
Provincial production taxes, Argentine income taxes and other expenses rose by $456 thousand, $1.4 million and $317 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in pre-tax income. The increase in other expenses primarily relates to $250 thousand in fees incurred in connection with the acquisition of the Company’s interest in RCLV.
Nine—Month Comparison
The following represents a comparison of results of operations for the nine months ended September 30, 2005 compared with the same period in 2004.
During the current nine months, the Company generated net income of $20.8 million. This represents an improvement of $9.8 million compared with net income of $11.0 million for the same period in 2004. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments combined with lower exploration expense.
Operating revenues improved by $8.6 million. Of this improvement, $7.1 million was due to increased oil, gas and LPG sales prices and higher volumes for all three products. The balance of $1.5 million is attributable to certain charges recorded during the third quarter of 2004. Operating revenues for the nine months ended September 30, 2004 included a charge of $954 thousand to write off the receivable that had accumulated during 2003 and 2004 associated with the 2003 price stabilization between Argentine oil producers and refiners and a charge of $565 thousand associated with hedge ineffectiveness related to the Company’s 2004 hedging activities.
Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $36.93 per bbl, $1.05 per mcf, and $361.03 per ton, respectively, during the current nine months, compared with $30.85 per bbl, $.68 per mcf, and $318.56 per ton for the same period in 2004.
Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 697.9 mbbls, 2.1 bcf, and 5.8 thousand tons of LPG, respectively, during the current nine months, compared with 648.4 mbbls, 1.9 bcf, and 5.3 thousand tons, respectively, for the same period in 2004.
The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” The comparisons in the prior two paragraphs relate to product prices and sales volumes included in the Company’s operating revenues. The comparisons in the previous sections compares prices and volumes for the Company’s combined consolidated and equity interests.
Equity income from Argentine investments rose by $4.7 million during the current nine month period compared with the same period in 2004. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations similar to those experienced by the Company. Equity income from Argentine investments for the nine months of 2004 included a charge of $1 million that reflected a write off by Petrolera of the receivable it had accumulated pursuant to the aforementioned price stabilization agreement of 2003. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in the current nine month period includes income of $149 thousand generated by the Company’s equity participation in RCLV that was acquired in February 2005. The RCLV equity income is net of a charge of $1 million pertaining to the Company’s equity share of 3D seismic information that was acquired in the TDF Concessions during the first half of 2005.
Exploration expense fell by $1.6 million during the current nine month period compared with the same period in 2004. In 2004, the Company charged as expense the costs of drilling the unsuccessful El Tigre x-1 well in the Puesto Galdame block and costs associated with 3D seismic information acquired in the Canadon Ramirez concession.
The above favorable variances in operating revenues, equity income and exploration expense were partially offset by increases in operating expense, provincial production taxes, Argentine income taxes and other expenses.
Operating expense increased by $549 thousand during the nine months compared with the same period in 2004. The increase is primarily due to increased labor costs resulting from wage increases negotiated with labor unions, increased tariffs charged by field service companies for workovers and well maintenance, a rise in the cost of power generation for field operations, increased right of way and easement costs paid to landowners and greater costs associated with rod pump operation and maintenance.
Provincial production taxes, Argentine income taxes and other expenses rose by $906 thousand, $2.7 million and $670 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in pre-tax income. The increase in other expenses primarily relates to fees incurred in connection with the acquisition of the Company’s interest in RCLV.

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the nine months ended September 30, for the years indicated. Prices and costs are stated in U.S. dollars per unit of product as indicated in the table.

	Nine months ended
	September 30,
	2005	2004
Volumes consolidated interests

Crude oil and condensate (bbls)	697,930	648,441
Gas (mcf)	2,144,290	1,949,177
LPG (tons)	5,845	5,315

Volumes equity interests

Crude oil and condensate (bbls)	913,901	818,733
Gas (mcf)	2,504,983	1,624,601
LPG (tons)	8,536	6,897

Total volumes

Crude oil and condensate (bbls)	1,611,831	1,467,174
Gas (mcf)	4,649,273	3,573,778
LPG (tons)	14,381	12,212

Average sales prices consolidated interests

Oil (per bbl)	$36.93	$30.85
Gas (per mcf)	1.05	.68
LPG (per ton)	361.03	318.56

Average sales prices equity interests

Oil (per bbl)	$37.49	$30.96
Gas (per mcf)	.96	.71
LPG (per ton)	360.24	318.56

Average sales prices — total

Oil (per bbl)	$37.25	$30.91
Gas (per mcf)	1.00	.69
LPG (per ton)	360.56	318.56

Average production cost

Oil, gas, and LPG (per boe)	$4.07	$3.96

Average depreciation costs

Oil, gas, and LPG (per boe)	$3.57	$3.57
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
Commodity Price Risk
The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a change in oil and gas prices, without considering the effects of hedging, would on an annual basis cause changes in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is due to the reduction factors incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. For example, a change in the price of WTI from $32 to $33 would on an annual basis cause a change in the Company’s operating revenue, equity income, and net income of approximately $700 thousand, $600 thousand, and $1 million, respectively. However, a change in the price of WTI from $50 to $51 would on an annual basis cause a change in the Company’s operating revenue, equity income, and net income of approximately $500 thousand, $400 thousand, and $800 thousand, respectively.
The Company has historically not used derivatives to hedge price volatility. However, in 2004, because the per barrel price of oil moved above $40 and remained at this level for longer than expected, the Company entered into a collar for approximately 500,000 barrels of oil that extended from August 2, 2004 through January 31, 2006. The commodity reference price being hedged was West Texas Intermediate and the collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel. In October 2004, the company terminated the collar transaction and recorded a $1.132 million loss. The Company is currently not involved in any hedging activities.
Foreign Currency and Operations Risk
The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange risks, weak economic conditions, or changes in Argentina’s political climate. The Company has historically not entered into any agreements to fix exchange rates between the Argentine peso and the U.S. dollar in order to offset the risk of foreign exchange losses in the event of a loss in value of the Argentine peso and the Company is currently not involved in any such agreements.
Argentine Economic and Political Environment
During the decade of the 1990’s, Argentina’s government pursued free market policies, including the privatization of state owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws, and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one U.S. dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid 1990’s. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001 resulted in the accumulation of $140 billion of debt.
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

In January 2002, the government defaulted on a significant portion of Argentina’s $140 billion of debt and the national Congress passed Emergency Law 25,561, which among other things, overturned the long standing but unsustainable convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective April 1, 2002. The second provision, was the requirement that domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in U.S. dollars were converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the U.S. dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation described in the next paragraph.
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
In 2003 and 2004, the Argentine economy has grown at rates of nine and eight percent, respectively. For 2005, the government is projecting economic growth of seven percent. Of course, the growth experienced by Argentina during the last two years came on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At September 30, 2005, the peso to U.S. dollar exchange rate was 2.91:1.
At the beginning of 2005, the Argentine government presented an exchange offer to holders of $82 billion of the country’s defaulted debt. The offer was largely accepted by bond holders and as a consequence, the country’s debt has been reduced.
Argentina’s mid term elections were held in October 2005. The result of this election has strengthened the position of the current President Nestor Kirchner whose Justicialista party gained seats in both houses of Congress. The next Presidential elections are scheduled for 2007.
Today Argentina finds itself in a critical economic situation that combines high levels of external indebtedness, a financial and banking system in crisis and high levels of unemployment.

Item 4. Controls and Procedures
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-(e) of the Securities Exchange Act) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s Disclosure Controls or its internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.
Third Quarter 2005 Changes in Internal Controls over Financial Reporting
There has been no material change in the Company’s Internal Controls that occurred during the third quarter of 2005.

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

APCO ARGENTINA INC.

(Registrant)

By:	/s/ Landy L. Fullmer

Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer and
Principal Accounting Officer)
     November 7, 2005

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