Form 10-K
period 2005-12-31
APCO ARGENTINA INC/NEW
filed 2006-03-10
CIK 311471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                            For the fiscal year ended December 31, 2005
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $83,787,760. This value was computed by reference to the closing price of the registrant’s stock of $36.67. Since the shares of the registrant’s stock trade sporadically in the NASDAQ Capital Market, the bid and asked prices and the aggregate market value of shares held by non-affiliates based thereon may not necessarily be representative of the actual market value. Please read Item 5 for more information.
As of March 3, 2006, there were 7,360,310 shares of the registrant’s ordinary shares outstanding.
Documents Incorporated By Reference
List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
None

DEFINITIONS
The Company uses the following oil and gas measurements and abbreviations in this report:
   Bbls — means one barrel
   Bcf — means one billion cubic feet
   LPG — means liquefied petroleum gas, more specifically in this report the Company produces propane and butane at its LPG plant
   Mbbls- means one thousand barrels
   Mbbls/day — means one thousand barrels per day
   Mmbbls — means one millions barrels
   Mcf- means one thousand cubic feet
   Mcf/d — means one thousand cubic feet per day
   Mmcf- means one million cubic feet
   MMcf/d — means one million cubic feet per day
   3D — means three dimensional seismic imaging of the sub surface
   WTI — as used in this report, means West Texas Intermediate crude oil, a type of crude oil used as a reference for prices of crude oil sold in Argentina

PART I
ITEM I. BUSINESS
(a) General Development of Business
Apco Argentina Inc. (“the Company”) is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. The business of the Company is oil and gas exploration and production in Argentina. Exploration and production will hereinafter be referred to as “E&P”. The Company’s principal asset is its 52.79 percent interest in a joint venture engaged in E&P activities in the Entre Lomas concession located in the provinces of Rio Negro and Neuquén in southwest Argentina. The Company also owns a 1.5 percent interest in a joint venture engaged in E&P activities in the Acambuco concession located in the province of Salta in northwest Argentina, a 81.82 percent interest in a third joint venture engaged in E&P activities in the Cañadón Ramirez concession located in the province of Chubut in southern Argentina, a 25.72 percent interest in a fourth joint venture engaged in E&P activities in the three concessions described in the following paragraph, and a 50 percent interest in the Yacimiento Norte 1/B Block, an exploration permit (the “Capricorn Permit”), also located in the province of Salta.
On February 10, 2005, the Company paid $6.6 million to acquire 79,752 shares of Rio Cullen – Las Violetas S.A., an Argentine corporation (“RCLV”), that owned participation interests of 46.5 percent each in the CA-12 “Rio Cullen”, CA-13 “Las Violetas”, and CA-14 “Angostura” hydrocarbon exploitation concessions on the island of Tierra del Fuego, located at the southernmost tip of Argentina. Hereinafter, these three concessions will be referred to either by their individual names or, collectively, as the “TDF Concessions.” The shares of RCLV purchased by the Company represented 55.44 percent of the total outstanding shares. The result of the purchase was that the Company acquired 25.78 percent effective participation interests in each of the above named concessions. The interest was subsequently reduced to 25.72 percent as described in Note 7 of Notes to Consolidated Financial Statements, “Related Party Transactions” on page 41. In November 2005, the Company’s stock interest in RCLV was converted to a stock interest in a newly formed wholly owned subsidiary incorporated in Argentina. The new company, Apco Austral S.A., now holds the 25.72 percent direct participation interests in the TDF Concessions.
During 2005, the Company generated net income of $29.8 million compared with $15.5 million and $12.4 million during 2004 and 2003, respectively. This represents the highest annual income ever generated by the Company. The Company’s record income during 2005 was due to increased oil prices and production in the current favorable oil price environment.
Government Regulations
The Company’s operations in Argentina are subject to various laws and regulations governing the oil and gas industry, assessment and collection of income taxes, value added taxes, and other taxes such as royalties and severance, labor laws, and provincial environmental protection regulations.
(b) Financial Information About Segments
None.
(c) Narrative Description of Business
ENTRE LOMAS
The Company participates in a joint venture with Petrolera Entre Lomas S.A. (“Petrolera”) and Petrobras Energia S.A. (“Petrobras Energia”), formerly Pecom Energia S.A. (“Pecom Energia”). Both partners are Argentine companies. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Rio Negro and Neuquén in southwest Argentina. The Company’s interest in the joint venture totals 52.79 percent, of which 23 percent is a direct participation and 29.79 percent is an indirect participation through the Company’s 40.724 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a 73.15 percent direct interest in the joint venture.
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
Complete deregulation of the Entre Lomas area was implemented by an agreement with the Argentine government that went into effect January 22, 1991, and amended in February 1994. Pursuant to the agreement, Entre Lomas was converted to a concession giving the joint venture partners ownership of hydrocarbons at the moment they are produced through the wellhead. Under this agreement, the concession holders, or joint venture partners, have the right to freely sell produced hydrocarbons in internal or external markets, and have authority over operation of the concession including future exploration and development plans. The partners, throughout the term of the concession, are subject to provincial royalties (which are, in substance, production taxes), turnover taxes, and federal income taxes. These rates of royalties and taxes are fixed by law, are the same for all oil and gas production concessions in Argentina, and are currently 12 percent, 2 percent, and 35 percent, respectively. The Entre Lomas concession has a term of 25 years that currently runs to the year 2016 with an option to extend the concession for an additional ten-year period with the consent of the government.
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
During 2005, per barrel discounts for the sale of oil produced in the Entre Lomas concession averaged $0.53. Discounts for the sale of oil produced in the other concessions in which the Company has an interest or for any Argentine oil sold in export markets are generally higher.
As the price of crude oil increased to record levels during 2004, politically driven mechanisms for determining the sale price of oil produced and sold in Argentina changed significantly. Today, WTI continues to be the reference price for oil sold in the country, and the aforementioned gravity and quality discounts still apply. However, additional reduction factors have been gradually incorporated into pricing formulas that now act to reduce considerably the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. Please read “Oil Prices” and “Commodity Price Risk” on pages 19 and 27, respectively, for additional discussion of the net back reduction.
The entire Argentine domestic refining market is small. There are five active refiners that constitute 99 percent of the total market. As a result, the Company’s oil sales have historically depended on a relatively small group of customers. The largest of these five companies refines only its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina. That leaves only three domestic refiners to which the Company can sell its Entre Lomas production. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. During 2005, the Company sold all of its Entre Lomas oil production, that constitutes more than 95 percent of its total oil production, to a refinery owned by Petrobras Energia. The Company has benefited from competitive pricing with net backs obtained being greater than those currently received for export sales. Refer to Note 6, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.
Gas Markets
The Neuquén basin, in which the Entre Lomas concession is located, is served by a substantial gas pipeline network that delivers gas to the Buenos Aires metropolitan and surrounding areas, the industrial regions of Bahia Blanca and Rosario and by export pipelines to Chile. Entre Lomas is well situated in the basin with two major pipelines in close proximity.
Since deregulation of Argentina’s gas industry in 1994, the joint venture partners have consistently found markets for Entre Lomas gas, including selling in the spot market. Argentina has a very well developed natural gas market because gas consumption represents approximately 50 percent of the country’s total energy consumption.

Refer to the section “Liquidity and Capital Resources” on page 19 for a description of the impact of economic reforms implemented in 2002 on natural gas prices in Argentina.
Seasonality
Of the products sold by the Company, only natural gas is subject to seasonal demand. Demand for natural gas in Argentina is reduced during the warmer months of October through April, with generally lower natural gas prices during this off-peak period. During 2005, natural gas sales represented 8 percent of the Company’s total operating revenues compared with 6 and 4 percent during 2004 and 2003, respectively. Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.
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
Description of the Concession
The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes Mountains. It straddles the provinces of Rio Negro and Neuquén approximately 60 miles north of the city of Neuquén. The concession covers a surface area of approximately 183,000 acres and produces oil and gas primarily from the Charco Bayo/Piedras Blancas field (“CB/PB”). Three smaller fields, the Entre Lomas, Lomas de Ocampo and El Caracol fields, located to the northwest of the CB/PB field also produce oil and gas. A fifth field, Borde Mocho, located southwest of the CB/PB field also produces oil and gas.
The most productive producing formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of all oil produced in Entre Lomas. The Tordillo also produces associated gas that is both sold and consumed for field operations. The joint venture extracts propane and butane from this gas in its gas processing plant located in the concession. The Tordillo is also the principal producing formation in the Borde Mocho field. Other important formations are the Quintuco, that produces oil and gas from several wells in the CB/PB field and oil in the Entre Lomas, Lomas de Ocampo, El Caracol, and Borde Mocho fields, and the Petrolifera formation that produces gas in the Entre Lomas and Lomas de Ocampo gas fields and some oil in the CB/PB field. Since inception 577 wells have been drilled in the concession, of which at year end, 353 are producing oil wells, 23 are producing gas wells, 139 are active water injection wells, 11 are water producing wells, and 51 wells are either inactive or abandoned.
The CB/PB, El Caracol, and Entre Lomas oil fields are secondary recovery projects whereby water is injected into a producing reservoir in order to restore pressure and increase the ultimate volume of hydrocarbons to be recovered. Injection of water into the Tordillo reservoir has been introduced in the CB/PB field in phases since 1975. Water injection commenced in the El Caracol field in 1989 and in the Entre Lomas field in 1998.
Charco Bayo/Piedras Blancas Field
The CB/PB field produces oil and associated gas principally from the Tordillo formation with some minor production from the Quintuco and Petrolifera formations. Production in the CB/PB field commenced in 1968, with a large part of this complex developed before 1974. Additional development drilling has continued through the present. At year’s end, there were 264 wells producing oil in this field. Secondary recovery was introduced with a successful pilot project in 1975 and has slowly been expanded to include 107 injection wells. The CB/PB field is best described as a mature oil field with remaining development potential. Development of this field has historically been gradual due to the sporadic nature of past major investment programs which, until the Entre Lomas area was converted to a concession, occurred as a result of major renegotiations of the original contract. Since 1991, when Entre Lomas became a concession, drilling activity has been continuous with the number of wells drilled changing both as a consequence of drilling results and fluctuations in the price of oil.

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
Due to the gradual development of this field, recoveries normally attributed to waterfloods after 20 to 30 years, have not been achieved and it is currently estimated that this field has a remaining productive life in excess of 20 years, or well beyond 2016, the year the existing term of the concession ends. The Company believes that the limits of this field have not yet been defined in all directions. As a result, there remain undrilled step out locations in the flanks of the structure and infill locations which should be drilled in order to produce from areas of the field not currently drained by existing wells. The level of development drilling activity in the CB/PB field will, of course, be dependent on an oil price level that provides adequate returns for the joint venture partners. During 2005, 27 additional wells were drilled of which 22 were completed as producers and five commenced drilling and were in progress at the end of the year. All of the wells in progress at year end were subsequently completed and put on production in January 2006.
In the CB/PB field, the Quintuco formation is mainly gas productive and produces from a few gas wells interspersed among the many Tordillo oil wells located on this structure. Quintuco gas reserves in this field are considered to be fully developed.
El Caracol Field
The El Caracol field is located in the northwestern most part of the concession. This field produces oil from the Quintuco formation. At December 31, 2005, there were 23 wells producing oil in this field. Limited additional development drilling potential may still exist. Secondary recovery commenced in this field in 1989 with favorable results. Ten injection wells are active in this field. During 2005, one development well was drilled and completed as an oil producer.
Entre Lomas Field
The Entre Lomas structure is located in the central part of the concession to the northwest of the CB/PB field. At the depth of the producing formations, this anticline is cut by a fault near its crest. An oil field exists on the southwest or upthrown side of this fault and a gas field exists on the northeast or downthrown side.
Entre Lomas Oil Reservoirs
The Entre Lomas oil field is productive from the Quintuco formation, with some minor production from the Tordillo formation. Secondary recovery commenced in this field in 1998 with favorable results. The field now includes 34 producing wells and 22 water injection wells. It is believed that the downdip limits of this field are well defined. During 2005, one development well was drilled and completed as an oil producer.
Entre Lomas Gas Reservoirs
Deregulation of Argentina’s gas industry in 1994 fueled considerable interest in gas development throughout the country. Starting in 1994, the Entre Lomas partners commenced development of a gas field that is productive from the Petrolifera formation. As of year end, there are ten producing wells in this field. Although the main body of the field now appears to have been defined, additional expansion possibilities exist to the northwest. In 2005, one development well was drilled and completed in the Petrolifera formation as a gas producer.
Lomas de Ocampo Field
In 1997, the Lomas de Ocampo 4 well, drilled to the northwest of the Entre Lomas gas field, was found to be productive in both the Petrolifera and Quintuco formations. Based on interpretation of seismic data, the partners identified a separate structure that extends toward the northwest. Development drilling has since continued in this direction and the partners have drilled 18 additional wells, some of which are capable of both Petrolifera gas production and Quintuco oil production. Others only produce oil from the Quintuco formation. Four field extension wells were drilled in 2005. Of the four wells drilled, all were completed and put on production. Additional development drilling to the west and northwest is planned for 2006.

Borde Mocho Field
The Borde Mocho field is the smallest field in the concession. It is located southwest of the CB/PB field near the concession’s southern boundary. To date 11 wells have been drilled and all are producing oil. The discovery well was drilled in 1996. All wells produce from the Tordillo, the main producing formation, and 4 wells are also productive from the Quintuco formation. It is believed that the limits of this field have been identified to the southeast but that additional limited drilling potential may still exist to the northwest. In 2005, one in fill well was drilled and completed as an oil producer. The result of this well was better than expected with, to date, minimal interference observed in the production of adjacent wells. Additional in fill drilling is planned for 2006.
Exploration
Since 1993, the Entre Lomas partners have conducted three campaigns to gather three dimensional (“3D”) seismic information. The most recent survey was completed in late 2003 during which the partners acquired 373 square kilometers of 3D seismic information over the southern portions of the concession. As a result, with the exception of a thin strip of the concession to the northeast of the Entre Lomas structure, the joint venture has 3D seismic images covering the principal producing fields and all of the surrounding acreage believed to be of most interest. The seismic surveys have multiple objectives the first of which is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other objectives are to evaluate for high risk deep exploration potential in sedimentary sequences that exist between the base of the Petrolifera formation and the basement, and utilize 3D seismic images in ways that may help exploit the existing producing fields.
In 2001, the joint venture partners drilled a deep exploration well in the area of the El Caracol oil field. The principal objective of this well was to investigate the Precuyano formation in the location of an interesting deep structure identified by 3D seismic images. Secondary objectives included investigation of known producing formations in the concession, including the Quintuco, Tordillo, and Petrolifera. The well was drilled to a depth of 11,290 feet. Exploration of the Precuyano in the Neuquén basin has been limited to date. The well found gas in the Precuyano formation, but poor reservoir quality prevented production at commercial rates. As a result, the well was completed in the Quintuco formation and is now on production as part of the El Caracol field. In 2005, the joint venture partners drilled a second deep exploration well just north of the Piedras Blancas field. The principal objective of this well was also to investigate the Precuyano formation and, in addition, the lower Petrolifera formation in a location of an attractive deep structure identified by 3D seismic images. Secondary objectives included investigation of known producing formations in the concession, including the Quintuco, Tordillo, and upper Petrolifera. The well was drilled to a depth of 9,547 feet and found only water in the Precuyano and lower Petrolifera formations. As a result, the well was completed as a producer in the Tordillo formation. Drilling deep wells to unexplored sedimentary horizons is risky and has a low probability of success.
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
In late 2004, two locations were drilled short distances from the main field areas. The first well, the CB a-247, located near Charco Bayo to the southeast close to the border of the adjacent concession was found to be productive from both the Quintuco and Tordillo formations. The well was put on production in February 2005. The structure on which this well was drilled is of limited size. The second well drilled, the Entre Lomas a-57, was drilled southeast of the Entre Lomas field. This well was found to be productive from the Quintuco formation and was put on production in March 2005. To date, cumulative production from this well has been lower than anticipated.
In 2005, two additional locations were drilled outside of the main field areas. The first well, the PB a-123, located just south of Piedras Blancas structure was found to be productive from the Tordillo and Petrolifera formations. The well was put on production in August 2005. The structure on which this well was drilled is of limited size. The second well drilled, the Borde Mocho 13, is located approximately three kilometers north of the Borde Mocho field and was found to be productive from the Quintuco and Petrolifera formations. This well was put on production in December 2005. The structure on which this well was drilled is also of limited size.
Since 2003, on the basis of interpretation of 3D seismic, four lower risk wells have been drilled on structural closures or fault traps away from the principal producing fields. Although all have been completed and put on production, the structures on which these wells have been drilled are limited in size and do not present development opportunities of more than a few wells. The joint venture partners plan to continue investigating drilling opportunities of this type in the near future.

Los Alamos
The Entre Lomas partners identified the Los Alamos area as a target for lower risk exploration through interpretation of 3D seismic images. In the 1970’s, the Los Alamos #1 well was drilled and found the Tordillo formation to be oil productive and with excellent reservoir characteristics. However, after a short production life the well was shut in due to a rapid increase in water production. Seismic images identified the potential for up dip stratigraphic trapping in the direction of the Piedras Blancas field. As a result, the Los Alamos #2 well was drilled, completed and placed on production in 2003. It was still on production at the end of 2005. Additional studies are required here before drilling another well.
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
The Acambuco joint venture currently consists of Pan American Energy Investments L.L.C. (“PAE”), an affiliate of British Petroleum PLC that owns 52 percent, Oil & Gas Development Ltd., an affiliate of Shell C.A.P.S.A. and YPF S.A. which each hold 22.5 percent interests, and Northwest Argentina Corporation and the Company which each hold interests of 1.5 percent. Northwest Argentina Corporation is a subsidiary of The Williams Companies, Inc.
San Pedrito Field
The first well to produce in the San Pedrito field was drilled in 1996 to a depth of 14,500 feet and discovered gas in the Huamampampa formation. For this initial well, the Company exercised its non-consent option and will participate in future revenues from this well after its partners recover their costs plus the contractual penalty related solely to this well. Since the discovery, three development wells have been drilled and completed as producers. The Company participated in all three development wells.
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
In order to produce and sell gas from the Macueta field, investments for the construction of a gas pipeline and modifications to the concession’s gas treatment plant are required. These investments commenced in 2005 and are expected to be completed in 2006, after which the Macueta x-1001 (bis) well will be completed with first production expected to occur by mid 2006. Drilling of the third Macueta well will commence in 2006. It is expected to reach total depth in 2007.
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
TIERRA DEL FUEGO
Description of the Concession
The Company owns 25.72 percent participation interests in a joint venture engaged in E&P activities in the TDF Concessions identified on page 1 under “General Development of Business.” The interests were acquired in 2005 and give the Company operations in a fourth Argentine producing sedimentary basin, the Austral basin. The Austral basin extends both onshore and offshore from the provinces of Santa Cruz to Tierra del Fuego. The principal producing formation is the Springhill sandstone. Several large offshore producing gas condensate fields with significant reserves are productive in the basin, two of which are in close proximity to the three TDF Concessions. The Rio Cullen, Las Violetas, and Angostura concessions cover surface areas of 72,128, 294,132 and 70,504 acres, respectively, totaling approximately 436,764 gross acres, or 112,598 acres net to the Company’s interest. The TDF Concessions each have a term of 25 years that runs to 2016 with an option to extend the concessions for an additional ten year period with the consent of the government.
Operations in the TDF Concessions are exempt from Argentine federal income taxes pursuant to Argentine law and income generated in the concessions is not subject to Argentine federal taxes as long as the current exemption remains in effect. The federal tax exemption also extends to oil, gas, and LPG export taxes.
Markets
At this time, oil sold from the TDF Concessions is exported to Chile. The price received is based on the sale price of WTI less a per barrel quality and gravity discount that recently has averaged just under $5. Natural gas production from the TDF Concessions is sold under contract and primarily supplies industrial and residential markets in the island of Tierra del Fuego. When purchased, the TDF Concessions were equipped with internal gathering lines, pipeline, gas treatment plant, and the San Luis LPG plant located in the Las Violetas concession that produces propane and butane that is exported and sold domestically under contract.
Seismic, Drilling Program and Production Facilities
Almost immediately after the acquisition of the TDF Concessions, the joint venture partners commenced a program to acquire 360 square kilometers of 3D seismic information that covered three separate blocks over five producing fields. Four of these fields are located in the Las Violetas concession and one is located in the Rio Cullen concession. Interpretation of this information was completed by the end of the year. No 3D seismic data has as yet been acquired over any part of the Angostura concession. Originally, the joint venture partners approved the drilling of four wells to the Springhill formation. After some difficulty securing the services of a drilling contractor due to unavailability of rigs, the first well commenced drilling before the end of 2005. The approximate depth of these wells ranges from 6,000 to 8,000 feet at an estimated cost to drill and complete of $1.1 million. Given the encouraging results of wells drilled to date as described in the following paragraphs, the joint venture partners subsequently agreed to drill a total of 16 wells through August 2006.

The first four wells drilled were step out wells in the Los Patos, Los Flamencos and Las Violetas fields all in the Las Violetas concession. The Los Patos 1002 commenced drilling in November 2005. It encountered development of the Springhill formation with favorable reservoir characteristics to the northwest of existing field production. Upon completion, the well tested gross daily rates of 15.8 mmcf of gas and 238 bbls per day of condensate through a 16 mm choke. These results were subsequently confirmed by extended production tests performed through various chokes. Reservoir pressure encountered in this well was higher than those of other wells producing in the Los Patos field but lower than original pressure and therefore it is believed this well is an apparent northwest extension of the reservoir currently on production. However, test volumes produced were several times greater than production volumes from other wells in this field, a result that must be evaluated over time after observing the wells future production performance.
The Los Flamencos 1001 commenced drilling in December 2005. The well encountered development of the Springhill formation with favorable reservoir characteristics to the northwest of existing field production. Upon completion, the well tested gross daily rates of 11.2 mmcf of gas and 206 bbls per day of condensate through a 12 mm choke. These results were subsequently confirmed by extended production tests performed through various chokes. Although the Los Famencos field is currently on production, original reservoir pressure was encountered in this well. In addition, test volumes produced in this well were also several times greater than production volumes from other wells in this field. The outcome of this well must be evaluated over time after observing the wells future production performance.
The Las Violetas 104 well also commenced drilling in December 2005. This well also encountered development of the Springhill formation with favorable reservoir characteristics to the north of existing field production. Upon completion, the well tested gross daily rates of 2.8 mmcf and 29 bbls of condensate through an 18 mm choke. This well will be put on production in as soon as possible.
The Los Patos 1003 well was drilled in January 2006 northwest of the Los Patos 1002 well and confirms the extension further to the northwest of reservoir quality Springhill formation. The well found Springhill formation with favorable reservoir characteristics and productive potential. This well was tested briefly during completion and flowed 15.7 mmcf per day and 265 bbls per day of condensate flowing through an 18 mm choke. Reservoir pressure in this well were similar to those found in the Los Patos 1002 well.
The Las Violetas 107 well was drilled in February 2006. The well found development of the Springhill formation south of existing field production. Completion operations have recently commenced.
In late February 2006, the TDF Concession partners commenced drilling the Los Patos 1004 well in a position targeting a downdip extension of the existing reservoir toward the south of the new Los Patos wells. The well has reached total depth. Evaluation of well logs indicates the well may not be productive.
Gas produced from all of the above wells have varying contents of propane and butane that can be extracted and sold to local and export markets.
From the date of acquisition through the end of 2005, gross daily gas, oil, and LPG production volumes from the TDF Concessions have averaged 13.8 mmcf, 495 bbls, and 178 bbls, respectively. A portion of gas produced is consumed in field operations and in the production of LPG. Preliminary results from the recently drilled wells compares very favorably with production volumes from wells already on production during 2005. Furthermore the current capacity of production facilities in the Las Violetas concession is limited to 14 mmcf per day. Therefore, as described previously, of the new wells drilled, only the Las Violetas 104 well was able to be put on production until planned investments are completed to increase treating, compression and processing capacity in the Las Violetas concession.
Investments for gas compression are already underway that will increase capacity of the Rio Chico gas treatment plant and the San Luis gas processing plant. The estimated cost of this investment is $4.5 million or $1.2 million net to the Company. Once completed, these investments will increase total gas deliverability in the Las Violetas concession to 21 mmcf per day. Currently, gas production from the northernmost Rio Cullen concession, approximating 1.75 mmcf per day, is sold to customers on continental Argentina. If drilling results in the Rio Cullen concession are successful, this volume can be increased without significant cost over the foreseeable future. Rio Cullen gas is currently delivered to the Canadon Piedras plant operated by Pan American Energy. Today, the Angostura concession produces a small volume of oil with some associated gas.
It is expected that by mid 2006, the joint venture will increase gas production to levels that will enable the delivery and sale of 21 mmcf per day from the Las Violetas concession along with corresponding volumes of condensate and gas liquids.

Refer to the section “Tierra del Fuego” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 21 for a further discussion about production facilities in the TDF Concessions and for a discussion regarding the challenges of marketing increased gas production in Tierra del Fuego.
CAÑADÓN RAMIREZ
The Company owns 81.82 percent participation interest in the 92 thousand acre Cañadón Ramirez concession, located in southern Argentina, in the province of Chubut. Roch S.A., an Argentine Company, owns the remaining interest. This concession produces hydrocarbons from the Golfo San Jorge basin, the oldest oil-producing province in the country. The Cañadón Ramirez concession has a term of 25 years that runs to 2016 with an option to extend the concession for an additional ten year period with the consent of the government.
During 2003, the Company evaluated what investments would be required to properly investigate the potential of Cañadón Ramirez and concluded that funds should be allocated both to exploration and exploitation efforts, specifically toward the reactivation of existing wells and 3D seismic surveys to determine both the exploration and development potential of the Los Monos structure and the area extending to the southern boundary of the concession. A well reactivation program was completed during the second quarter of 2004. Of six workovers performed, two wells were completed and placed on production. By the end of 2005, only one of the two wells remained on production at a daily rate of 16 barrels. Also, during 2004, the joint venture partners completed the acquisition of 130 square kilometers of 3D seismic information. Interpretation of this seismic data identified several drilling prospects. Late in 2005, the Company drilled the LMN a-12 well on the Los Monos structure to a depth of 4,921 feet. The well was completed in the Bajo Barreales formation and put on production in January 2006 with an initial daily production rate of 14 barrels. In January 2006, the Company drilled the LMN a-13, also on the Los Monos structure to a depth of 4,823 feet. This well was found to be not productive. It is the Company’s intention to continue investigation of the Cañadón Ramirez concession by drilling additional wells during 2006.
CAPRICORN
In April 2003, the Company entered into a farm-in agreement with Netherfield. The agreement entitled the Company to earn a 50 percent interest in an exploration permit granted over the Yacimiento Norte 1/B Block, commonly known as the Capricorn block. The Capricorn block has a surface area of 8,182.87 square kilometers, or approximately 2.1 million acres located in the province of Salta in northern Argentina. The agreement obligated the Company to acquire 40 square kilometers of 3D seismic images, thereby fulfilling Netherfield’s work commitment for the first exploration period pursuant to the terms of an exploration permit granted to it. Prior to the farm-in, Netherfield owned a 100 percent interest in the exploration permit granted in 2001. The Company acquired and processed the seismic images thereby completing its commitment and earning a 50 percent working interest in the block. Interpretation of the seismic images resulted in the conclusion that the imaged area was not prospective. With the completion in 2003 of the Company’s seismic commitment in Capricorn, Netherfield fulfilled its obligations for the permit’s first exploration period that commenced in August 2003. There was no exploration activity in Capricorn in 2004. During 2005, the Company and its partner reviewed seismic lines over the southernmost portion of the block in an area near oil production in the adjacent concession. To date, no conclusions have been reached about the prospectivity of this acreage.
The block was originally scheduled to expire in August 2005, but the joint venture partners were able to obtain an extension of the exploration period term through December 31, 2005. The partners are currently in negotiations with the government regarding terms for entering the next exploration period and the acreage percentage that must be relinquished which percentage will be a minimum of 50 percent. Entering the next exploration period will require a commitment by the joint venture to drill an exploration well and conduct other exploration activities, which at this time are not budgeted for 2006.
EMPLOYEES
At March 1, 2006, the Company had eleven full-time employees.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Company is a Cayman Islands corporation with executive offices located in Tulsa, Oklahoma and a branch office located in Buenos Aires, Argentina. All of the Company’s operations are located in Argentina.
The Company has no operating revenues in either the Cayman Islands or the United States. Because all of the Company’s operations are located in Argentina, all of its products are sold either domestically in Argentina, or exported from Argentina to either Brazil or Chile. Refer to Note 6 of Notes to Consolidated Financial Statements for a description of sales during the last three years to customers that constitute greater than ten percent of total operating revenues.

With exception of cash and cash equivalents deposited in banks in the Cayman Islands, Bahamas, and the United States, almost all of which are located in the Cayman Islands, and furniture and equipment in its executive offices, all of the Company’s assets are located in Argentina.
Risks associated with foreign operations are discussed elsewhere in this Item 1 and in Item 7A: “Quantitative and Qualitative Disclosures about Market Risk.”
AVAILABLE INFORMATION
The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents electronically with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain such reports from the SEC’s Internet website at http://www.sec.gov.
The Company does not maintain an Internet website. However, the Company will provide electronic or paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge, upon reasonable request. Such requests should be directed to the Corporate Secretary, Apco Argentina Inc., 4700 One Williams Center, Tulsa, Oklahoma, 74172.
ITEM 1A. RISK FACTORS
The reader should carefully consider the following risk factors in addition to the other information in this annual report. If any of the following risks were actually to occur, the Company’s business, results of operations, and financial condition could be materially adversely affected. In that case, the Company might not be able to pay dividends on its ordinary shares and the trading price of its ordinary shares could decline and shareholders could lose all or part of their investment.
Risks Inherent to the Company’s Industry and Business
Estimating reserves and future net revenues involves uncertainties and potential negative revisions to reserve estimates, and oil and gas price declines may lead to impairment of oil and gas assets.
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
The Company’s estimates of proved reserves materially impact depreciation, depletion and amortization expense. If negative revisions in the estimated quantities the estimates of proved reserves were to occur, it would have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher decline, the rate at which the Company records depreciation, depletion, and amortization expense. The revisions may also be sufficient to trigger impairment losses on certain properties which would result in a further non-cash charge to earnings. Although unlikely, the revisions could also affect the evaluation of the Company’s goodwill for impairment purposes increases, reducing net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves. In addition, the decline in proved reserve estimates may impact the outcome of the Company’s assessment of its oil and gas producing properties for impairment.

Historic performance of the Company’s exploration and production program is no guarantee of future performance.
The success rate of the Company’s exploration and drilling program in 2005 should not be considered a predictor of future performance. Performance of the Company’s exploration and production activities is affected in part by factors beyond its control, such as:
•	regulations and regulatory approvals;

•	availability of capital for drilling projects which may be affected by other risk factors discussed in this report;

•	cost-effective availability of drilling rigs and necessary equipment;

•	availability of cost-effective transportation for products; and

•	market risks discussed in this report.
The Company’s drilling, production, gathering, processing, and transporting activities involve numerous risks that might result in accidents and other operating risks and costs.
The Company’s operations are subject to all the risks and hazards typically associated with the development and exploration for, and the production and transportation of oil and gas. These operating risks include, but are not limited to:
•	blowouts, cratering, and explosions;

•	uncontrollable flows of oil, natural gas, or well fluids;

•	fires;

•	formations with abnormal pressures;

•	pollution and other environmental risks; and

•	natural disasters.
Costs of environmental liabilities and complying with existing and future environmental regulations could exceed the Company’s current expectations.
The Company’s operations are subject to environmental regulation pursuant to a variety of laws and regulations. Such laws and regulations impose, among other things, restrictions, liabilities, and obligations in connection with the generation, handling, use, storage, transportation, treatment, and disposal of hazardous substances and wastes, in connection with spills, releases, and emissions of various substances into the environment, and in connection with the operation, maintenance, abandonment, and reclamation of the Company’s facilities.
Compliance with environmental legislation could require significant expenditures including for clean up costs and damages arising out of contaminated properties and for the possible failure to comply with environmental legislation and regulations that might result in the imposition of fines and penalties. In connection with certain acquisitions and divestitures, the Company could acquire, or be required to provide indemnification against, environmental liabilities that could expose it to material losses, which may not be covered by insurance. In addition, the steps the Company could be required to take to bring certain facilities into compliance could be prohibitively expensive, and the Company might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses. Although the Company does not expect that the costs of complying with current environmental legislation will have a material adverse effect on its financial condition or results of operations, no assurance can be given that the costs of complying with environmental regulation in the future will not have such an effect.
The Company makes assumptions and develops expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, the Company’s assumptions may change. The Company might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects. If there is a delay in obtaining any required environmental regulatory approvals or if the Company fails to obtain and comply with them, the operation of its facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to its operations.
Because of the natural decline in production from existing wells, the Company’s future success depends on its ability to obtain and successfully develop new reserves.
The production from the Company’s existing wells will naturally decline over time, which could mean that the Company’s cash flows associated with its wells could also decline over time. Maintaining the Company’s current rate of production is dependent upon obtaining new oil and gas properties and successfully exploring, drilling, and producing products from the properties on economically feasible terms. Competition for oil and gas properties is high and exploring for and producing hydrocarbons from these properties is becoming increasingly expensive. Achieving growth is dependent upon the Company’s finding or acquiring additional reserves, as well as successfully developing current reserves, and risks associated with drilling may cause drilling operations to be delayed or cancelled.
The Company has observed a reduction in the availability of drillings rigs in recent months.
The Company’s ability to develop its reserves is dependent on its ability to contract drilling rigs. In recent months, the Company has observed a reduction in the availability of drilling rigs. If the Company is unable to contract for drilling rigs on reasonable prices and terms, its results and future growth could be adversely affected.
The Company’s oil sales have historically depended on a relatively small group of customers. The lack of competition for buyers could result in unfavorable sales terms which, in turn, could adversely affect the Company’s financial results.
The entire Argentine domestic refining market is small. There are five active refiners that constitute 99 percent of the total market. As a result, the Company’s oil sales have historically depended on a relatively small group of customers. The largest of these five companies refines only its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina. That leaves only three domestic refiners to which the Company can sell its Entre Lomas production. During 2005, the Company sold all of its Entre Lomas oil production, that constitutes more than 95 percent of its total oil production, to a refinery owned by Petrobras Energia. The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect the Company’s financial results.
The Company is not the operator of all its hydrocarbon interests. The reliance on others to operate these interests could adversely affect the Company’s business and operating results.
The Company relies on Petrolera as the operator of the Entre Lomas concession, which comprised approximately 90 percent of the Company’s total production in 2005. The Company also relies on Pan American Energy and Roch as the operators of the Acambuco concession and the TDF Concessions, respectively. As the non operating partner, the Company has limited ability to control operations or the associated costs of such operations. The success of those operations is therefore dependent on a number of factors outside the Company’s control, including the competence and financial resources of the operators.
Changes in, and volatility of, supply, demand, and prices for crude oil, natural gas and other hydrocarbons has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends
Historically, the markets for crude oil, natural gas, and other hydrocarbons have been volatile and they are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty, and other factors that are beyond the Company’s control, including:
•	worldwide and domestic supplies of and demand for electricity, natural gas, petroleum, and related commodities;

•	exploration discoveries throughout the world;

•	the level of development investment in the oil and gas industry;

•	turmoil in the Middle East and other producing regions;

•	terrorist attacks on production or transportation assets;

•	weather conditions;

•	the level of market demand;

•	the price and availability of other types of fuels;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	adherence by Organization of Petroleum Exporting Countries (“OPEC”) member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas

•	Argentine governmental actions;

•	the overall economic environment; and

•	the credit of participants in the markets where products are bought and sold.
Although the level of oil prices achieved in 2005 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices, there is no assurance that oil prices will remain at these levels in 2006 and beyond.
Risks Associated with Operations in Argentina
The right of the Company to explore for, drill for, and produce hydrocarbons in Argentina are generally derived from participation in concessions granted by the Argentine government, which have a finite term, the expiration or termination of which could materially affect the Company’s results.
The right of the Company to explore for, drill for, and produce hydrocarbons in Argentina is generally derived from participation in concessions granted by the government, which have a finite term, the expiration or termination of which could materially affect the Company’s results. For example, the term of the Entre Lomas concession, which comprised approximately 90 percent of the Company’s total production in 2005, currently runs to the year 2016. The term of a concession can be extended with the consent of the Argentine government. However, the government may withhold its consent at its sole discretion.
Argentina has a recent history of economic instability. Because the Company’s operations are exclusively located in Argentina, its operations and financial results have been, and could be in the future, adversely affected by economic, market, currency, and political instability in the country as well as measures taken by the government in response to such instability.
Refer to the section “Argentine and Political Environment” on page 27 for a description of Argentina’s economic crisis of 2002 and the governments reaction to that crisis. Reference is also made to the discussion under the caption “Requirements to Offer Products in Domestic Market” on page 23. Some of those actions had an adverse effect on the Company’s results.
Argentina’s economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells as a result of new taxes; (ii) the timing of repatriations of cash to the Cayman Islands; (iii) the Company’s asset valuations; and (iv) peso-denominated monetary assets and liabilities. Reference is made to Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.”
Strikes, work stoppages, and protests could increase the Company’s operating costs, hinder operations, reduce cash flow, and delay growth projects.
Strikes, work stoppages, and protests could arise from the delicate political and economic situation in Argentina and these actions could increase the Company’s operating costs, hinder operations, reduce cash flow, and delay growth projects.

Price reduction formulas in agreements to sell crude oil to refiners reduce considerably the increases in the sale price net back to the Company as the price of crude oil increases. Consequently, recent sharp increases in oil prices have benefited oil producers outside of Argentina more than the Company.
Since Argentina’s economic crisis of 2002, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the increase in the sale price net back to Argentine producers as the price of crude oil increases. Consequently, recent sharp increases in oil prices have benefited oil producers outside of Argentina more than the Company.
Risks Related to Regulations that Affect the Company’s Business
The cost and outcome of legal and administrative claims and proceedings against the Company and its subsidiaries could adversely affect the Company’s results and operations.
The Company is party to certain proceedings based upon alleged violation of foreign currency regulations as described in Note 13 of Notes to Consolidated Financial Statements. The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the central bank of Argentina may impose significant fines on the Company. The result of an adverse decision could adversely affect the Company. In addition, the cost and outcome of any future legal or administrative claims could adversely affect the Company.
Changes in Argentine laws and regulations to which the Company is subject, including tax, environmental and employment laws, and regulations, could have a material affect on its operations and results.
The Company is subject to numerous laws and regulations in Argentina, which, among others, include those related to taxation, environmental regulations, and employment. Regulation of certain aspects of the Company’s business that are currently unregulated in the future and changes in the laws or regulations could materially affect the Company’s results and operations.
Risks Related to Accounting Standards
Potential changes in accounting standards might cause the Company to revise its financial results and disclosure in the future, which might change the way analysts measure the Company’s business or financial performance.
Accounting irregularities discovered in the past few years in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors, and retirement plan practices. Because it is still unclear what laws or regulations will ultimately develop, the Company cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in its operations specifically.
In addition, the Financial Accounting Standards Board or the SEC could enact new accounting standards that might impact how the Company is required to record revenues, expenses, assets, and liabilities.
If the terms of the concessions in which the Company participates are extended, for an additional ten-year period, asset retirement obligations provided for by the Company under current concession terms could be greater than currently estimated.
The Company estimates its asset retirement obligation based on the number of wells it expects to abandon through the end of the term of its concessions. If the Company is granted the ten year extension, the estimate of its asset retirement obligation will increase by the number of wells that have an expected productive life beyond 2016 but are expected to cease production during the ten year extension period.
Risks Related to Employees
Institutional knowledge residing with current employees might not be adequately preserved.

Certain of the Company’s employees who have many years of service have extensive institutional knowledge. As these employees reach retirement age, the Company may not be able to replace them with employees of comparable knowledge and experience. Other qualified individuals could leave the Company or refuse its offers of employment if the Company’s recruiting and retention efforts are unsuccessful. The Company’s efforts at knowledge transfer could be inadequate.
Risks Related to Weather, other Natural Phenomena, and Business Disruption
The Company’s assets and operations can be affected by weather and other natural phenomena.
The Company’s assets and operations can be adversely affected by hurricanes, earthquakes, tornadoes, and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for the Company to realize the historic rates of return associated with these assets and operations.
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
All statements, other than statements of historical facts, included in this Form 10-K, which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” or similar expressions. These forward-looking statements include, among others, such things as:
•	amounts and nature of future capital expenditures;

•	expansion and growth of the Company’s business and operations;

•	business strategy;

•	estimates of proved gas and oil reserves;

•	reserve potential;

•	development drilling potential; and

•	oil and gas prices and demand for those products.
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
You should carefully consider the risk factors described in Items 1A. “Risk Factors,“ in addition to other information in this annual report. Each of these factors could adversely affect the value of an investment in the Company’s securities.
Item 1B. Unresolved Staff Comments
None.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market information, Number of Shareholders and Dividends
On March 3, 2006, there were 842 record holders of the Company’s ordinary shares, $0.01 par value. The ordinary shares are traded sporadically on the NASDAQ Capital Market. The Company understands that the trades that occur are made both at the quoted market price or on a negotiated basis outside of the quoted market. The high and low trade prices for each quarter and cash dividend amounts during the years 2005 and 2004 are listed below.

	Stock Price
	High	Low	Dividend
Quarter of 2005
First	$38.02	$37.74	$.16 1/4
Second	37.50	37.06	$.16 1/4
Third	41.91	41.47	$.25
Fourth	49.40	48.95	$.25
Quarter of 2004
First	$31.49	$26.00	$.16 1/4
Second	37.75	30.75	$.16 1/4
Third	36.00	32.75	$.16 1/4
Fourth	37.32	33.09	$.16 1/4
The Company has historically paid its shareholders a quarterly dividend of 16.25 cents per share. In the third quarter of 2005, the Company’s board of directors increased the quarterly shareholder dividend to 25 cents per share. Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, changes in governmental regulations and changes in crude oil and natural gas prices. The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the board of directors. Refer to “Liquidity and Capital Resources” on page 19 for additional discussion of future dividend payments.
The Company has been advised that: the Company may not pay dividends to shareholders out of its share capital or share premium account; there are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of the Company’s ordinary shares; there are no limitations either under the laws of the Cayman Islands or under the Company’s memorandum or articles of association restricting the right of foreigners to hold or vote the Company’s ordinary shares; there are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of the Company’s ordinary shares are subject; and there are no reciprocal tax treaties between the Cayman Islands and the United States.
ITEM 6. SELECTED FINANCIAL DATA
The following historical financial information presented below is derived from the Company’s audited financial statements.

(Dollars in thousands except per share amounts)	2005	2004	2003	2002	2001
Revenues	$41,739	$29,628	$26,603	$20,092	$25,384
Equity Income from Argentine investments	18,304	11,657	9,009	3,514	5,905
Net Income	29,846	15,506	12,429	7,278	8,461
Income per Ordinary Share, Basic and Diluted	4.06	2.11	1.69	.99	1.15
Dividends Declared per Ordinary Share	.83	.65	.65	.65	.65
Total Assets at December 31,	132,713	104,931	92,116	85,722	82,517
Total Liabilities at December 31,	12,408	8,021	5,845	7,009	6,298
Stockholders’ Equity at December 31,	120,305	96,910	86,271	78,713	76,219
Refer to the table “Volume, Price and Cost Statistics” on page 50 for variations in prices that influence the Company’s revenues and net income.

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
Although the Company has interests in several oil and gas properties in Argentina, including the purchase of the interest in the TDF Concessions that was completed in February 2005, its direct participation in the Entre Lomas concession and its equity interest in Petrolera generate most of its cash flow.
During 2005, the Company generated cash flow from operating activities of $31 million that included $12.6 million in dividends from its Argentine investments almost all of which were paid by Petrolera. These amounts compare with net cash provided by operating activities of $18.8 million and $12.1 million, and dividends from Argentine investments of $8.6 million and $6.1 million for the years 2004 and 2003, respectively.
Of the $31 million of operating cash flow generated during 2005, $10.4 million was used for the Company’s capital program, of which almost the entire amount represented funds for the continuing development of the Entre Lomas concession, $6.6 million was used for the Company’s acquisition of its interest in the TDF Concessions, and $6.1 million was paid to the Company’s shareholders in the form of dividends. The Company ended 2005 with cash, cash equivalents and short-term investments of $34.8 million, representing an increase of $8.4 million during the year.
Net Income
During 2005, the Company generated net income of $29.8 million compared with $15.5 million and $12.4 million during 2004 and 2003, respectively. This represents the highest annual income ever generated by the Company.
Oil Prices
Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.
For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major oil producing countries, the war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. During 2004 and 2005, because of weather related events and the realization that the world’s excess productive capacity had almost disappeared, commodities markets pushed the per barrel price of oil from $30 to above $60. During last quarter of 2005, the price of WTI, the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, exceeded $60 per barrel. Although drilling activity worldwide has increased sharply in 2005 in response to favorable oil prices, and economic growth could be negatively impacted by sustained higher oil prices, current market forecasts indicate that oil prices may remain at $50 or above for the foreseeable future.
Since Argentina’s economic crisis of 2002, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the increases in the sale price net back to Argentine producers as the price of oil increases. Consequently, recent sharp increases in oil prices have benefited oil producers outside of Argentina more than the Company. Nevertheless, the Company has experienced healthy oil price increases as described in the following paragraph.
As reflected in the statistical table on page 50, although the price of crude oil has been above $50 per barrel for most of 2005 and exceeded $60 during the fourth quarter, the Company’s per barrel crude oil sales price during 2005, including its equity interests, averaged $37.89 compared with $31.30 during 2004. This price increase has been influenced by sales from the Tierra del Fuego concessions where oil is exported to Chile and has sold for an average price of $51.10 per barrel since the properties were acquired.
Although the level of oil prices achieved in 2005 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of OPEC, there is no assurance that oil prices will remain at these levels in 2006 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.
Natural Gas Prices
The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As a result of Economic Emergency Law 25,561 enacted by the Argentine government in January of 2002, which law pesofied contracts and froze gas prices at the wellhead, the Company’s natural gas sales prices, expressed in US dollars, fell in proportion to the devaluation of the Argentine peso that occurred that year. Prior to 2002, natural gas sales prices averaged in excess of $1.20 per mcf. As described in the following paragraph, gas prices in Argentina are increasing toward pre 2002 levels. As reflected in the statistical table on page 50, during 2005, the Company’s average natural gas sale price per mcf, including its equity interests, averaged $1.06 compared with $.75 during 2004. In addition, the average natural gas sale price per mcf, for the comparable period in 2003 was $.46.
Events in Argentina in 2004 caused gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004, and stimulated by low gas prices resulting from the government implemented natural gas price freeze, demand for natural gas in Argentina has grown. The unfavorable gas price environment created for producers in 2002 also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas. The result was a natural gas and power supply shortage during 2004 that continued into 2005. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. As a consequence of this, during the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties and to renegotiate gas sales contracts, excluding those that could affect residential customers, in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2006. As described in the previous paragraph, this increasing trend is evident in the gas prices the Company has realized since the beginning of 2004. Furthermore, Argentina is importing gas from Bolivia at prices exceeding $3.00 per mcf, or significantly greater than sales prices for gas produced in Argentina while prices for gas sold in Argentina for residential use continue frozen at less than 50 cents per mcf.
Product Volumes
During 2005, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 2.184 million barrels (“mmbbls”), an increase of ten percent when compared with 1.981 mmbbls during 2004. Approximately 80 percent of the increase is due to favorable results generated by the 2005 Entre Lomas development drilling campaign, while the remaining 20 percent of the increase represents sales volumes contributed by the new TDF Concessions. In order to provide additional perspective regarding current oil sales volumes, the Company’s comparable oil sales volumes for the years 2003 and 2002, net to the Company’s consolidated and equity interests, totaled 1.927 million bbls and 1.657 million bbls, respectively.
In 2005, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 6.3 billion cubic feet (“bcf”), an increase of 31 percent when compared with 4.9 bcf during 2004. This increase is due to two factors. Forty-seven percent of the increase relates to greater Entre Lomas gas volumes that are the result of spot market sales that have been realized due to high demand for gas produced in the Neuquén basin which sales could be made due to production from a development gas well that was drilled and placed on production during the second quarter of 2005. The remaining 53 percent of the increase represents gas volumes contributed by the Company’s new TDF Concessions.
LPG sales volumes, net to the Company’s consolidated and equity interest, totaled 19.3 thousand tons, an increase of seventeen percent when compared with 16.4 thousand tons during 2004. The greater volumes are the result of increased LPG production in the Entre Lomas concession and volumes contributed by the Company’s new TDF Concessions.

Refer to the statistical table presented on page 50 for an analysis of volumes between consolidated and equity interests for the last three years.
Oil Market Concentration
The Company’s sales to a refinery owned by Petrobras Energia, represent 83.3 percent of its total operating revenues. In Argentina today there are currently five active refiners operating in the country that constitute 99 percent of the total market. The largest of these five refines only its own upstream production, while the smallest of the five operates only in the northwest basin of Argentina. That leaves only three domestic refiners to which the Company can sell its Entre Lomas production which constitutes over 90 percent of its total production. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. The Company has the option to broaden its customer base by exporting its crude oil and has done so in previous years. However, this would have disadvantaged the Company during 2005 because net backs obtained by selling oil in Argentina are currently greater than those that can be received for export sales. In addition, because of the Company’s limited size and the volume of oil required to fill an oil tanker, the Company must join other sellers to export. Today, producers of Medanito crude oil are selling to Argentine refiners. Refer to Note 6, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.
The discounts from WTI negotiated with Petrobras Energia throughout 2005 were competitive with those received by other producers of Medanito crude oil in the Neuquén basin.
Cañadón Ramirez
A well reactivation program was completed during the second quarter 2004. Of six workovers performed, two wells were completed and placed on production. By the end of 2005, only one of the two wells remained on production at a daily rate of 16 barrels.
During 2004, the Company and its partner acquired 130 square kilometers of 3D seismic information. Interpretation of this seismic data identified several potentially drillable prospects. Late in 2005, the Company drilled the LMN a-12 well on the Los Monos structure to a depth of 4,921 feet. The well was completed in the Bajo Barreales formation and put on production in January 2006 with an initial daily production rate of 14 barrels. In January 2006, the Company drilled the LMN a-13, also on the Los Monos structure to a depth of 4,823 feet. This well was found to be not productive. Although results in Cañadón Ramirez have so far been disappointing, as of today, it is the Company’s intention to continue investigation of the Cañadón Ramirez concession by drilling additional wells during 2006 and possibly beyond.
With the exception of costs being incurred at this time during the current drilling program, the Company has no carrying costs associated with this concession.
Tierra del Fuego
As described on page 8 under “Tierra del Fuego” the Company and its partners have embarked on a 16 well drilling program that commenced in November of 2005 and is expected to be completed by August 2006. This program is expected to cost approximately $17 million, or $4.4 million net to the Company. The acquisition of the interest in the TDF Concessions was made on the basis that there exists considerable development potential in existing producing fields and exploration potential. To date, the Company’s investment program has focused primarily on development of existing producing fields. As a result, all of the wells drilled to date and most of the wells to be drilled in the remainder of the current program will be development wells required to determine the areal extent of producing fields and the gas and condensate reserve potential in each field.
Drilling results obtained to date in the TDF Concessions are encouraging. Refer to the discussion on page 8, under “Tierra del Fuego” for a discussion of specific well results. Should production results of these wells confirm the encouraging test results obtained so far, it could have a positive impact on the Company’s future income and cash flow. However, there is no guarantee that results of the remaining development wells in the current 16 well drilling program in the TDF Concessions will be comparable to results obtained to date or that they may not result in dry holes. Drilling development wells in the Springhill formation carries with it certain risks because the areal extent of development of reservoir quality Springhill is uncertain due to the potential for variations in thickness and petrophysical quality of the Springhill formation over short distances.

As described previously, the current capacity of production facilities in the Las Violetas concession is 14 mmcf per day and investments are being made at this time to increase this capacity to 21 mmcf per day. However, increasing production beyond 21 mmcf per day from the Las Violetas concession will require additional investments in production facilities including a second gas processing plant. Furthermore, marketing gas volumes above 21 mmcf per day will present challenges that include the remoteness of the island of Tierra del Fuego that is located long distances from major gas markets in Argentina and is connected to those markets by the San Martin gas pipeline that currently has limited excess capacity, limited local gas markets on Tierra del Fuego due to limited population and industrial and economic activity on the island, and competition with larger gas fields in offshore Tierra del Fuego that have important gas reserves and production that are currently under development. Finally, an available market for gas produced in the TDF Concession is Chile where there is a strong demand for gas in a country with limited hydrocarbon resources, but there currently exist restrictions imposed by the Argentine government that limit the export of gas produced in Argentina.
Nevertheless, the joint venture partners are exploring avenues available that could enable the future increase of gas deliverability from the TDF Concessions, including, among others, sale of gas to continental Argentina that would require construction of a gas pipeline that would connect to the San Martin pipeline, exports of gas to Chile that would require construction of a gas pipeline to the Chilean border, and as a last resort, construction of a new gas processing plant and compression facilities for the reinjection of gas into the Springhill for pressure maintenance enabling the extraction and sale of condensate and gas liquids.
Sur de Rio Deseado Este Concession
In 2005, the Company entered into an agreement in which it agreed to advance $750 thousand for the drilling of a development well and the implementation of a pilot program to inject heated water into the producing formation of the primary producing field in this concession. Today, this concession produces a small volume of oil. It is believed that the limited volume of production is the result of emulsion problems in the producing reservoir and possible formation damage due to previous inappropriate well drilling techniques. The planned investments are being made with the view to solving these problems that have to date limited production. By the end of 2005, the Company had advanced $375 thousand for expenditures to implement the aforementioned pilot waterflood in exchange for which the Company has the right to earn, at its option, a five percent participation interest. The Company also has an option to make additional investments that will entitle it to earn additional five percent interests up to a maximum of 25 percent. In February 2006, the Company advanced an additional $375 thousand for the drilling of the aforementioned development well. This well was completed and is now under observation. The Company is now entitled to observe production results of the waterflood pilot and the newly drilled well before deciding whether or not to exercise its right to earn a 10 percent interest, make another payment of $375 thousand for the drilling of a second well, or relinquish its right to the 10 percent interest it has earned to date.
Capital Program — 2005
The Company’s capital expenditures for 2005, net to its consolidated interests, totaled $10.4 million. After taking into consideration the portion of capital expenditures attributable to its equity interest in Petrolera and RCLV S.A. through which the Company’s interest in the TDF Concessions was held during 2005, the Company’s combined consolidated and equity capital expenditures for 2005 totaled $23.4 million.
In 2005, the Company participated in the drilling of 37 wells in the Entre Lomas concession. Of these wells, 32 were completed and put into production and five were in progress at the end of the year. All five of the wells in progress at year end were subsequently completed and put on production in January 2006. Entre Lomas capital spending also included well recompletions and production facilities investments.
During 2005, capital expenditures also commenced on the construction of the Acambuco gas pipeline to transport Macueta field gas production to market. By the end of 2005, the pipeline was 80 percent completed. This pipeline is expected to be completed in time for Macueta gas to start production by mid 2006.
In Cañadón Ramirez the Company participated in the drilling of one well in 2005. This well was in progress at the end of the year and was subsequently put on production in January 2006.
In the TDF Concessions the Company participated through its equity participation in the drilling of two development wells both of which were in progress at the end of 2005. In addition, during the year, the Company invested $1 million for its share of the 3D seismic information that was acquired over the TDF Concessions. This expenditure was expensed as incurred.

Investment Budget for 2006
During 2006, the Entre Lomas partners plan to drill 31 wells including one gas well and two exploration wells. The 2006 spending program also includes conversions of wells to injection, production facility investments, recompletion of wells to existing behind pipe pay, continuation of the ongoing polymer injection program, and a well workover program. The Entre Lomas investment program is expected to total $8.6 million, net to the Company’s consolidated interest, and $11.1 million, net to its equity interest.
In Acambuco, the joint venture will participate in investments to complete the construction of the gas pipeline and make modifications to the concession’s gas treatment plant needed to deliver gas from the Macueta field to market. In addition, investments are planned for the completion of the Macueta 1001bis well expected to go into production by mid 2006 and drilling the third well in the Macueta field. The Company’s 1.5 percent share of the Acambuco 2006 investment program is expected to total $1.4 million.
In Cañadón Ramirez, the partners anticipate drilling from one to three wells. The estimated cost of this program could cost as much as $ 1.4 million net to the Company’s interest.
As discussed previously, the TDF Concession partners have agreed to continue drilling wells until August 2006. In the current drilling campaign, it is expected that 16 wells will be drilled. Two of the wells were drilled in 2005. The balance of the wells are to be drilled in 2006 and are estimated to cost approximately $17 million,or $4.4 million net to the Company. In addition, $4.5 million, or $1 million net to the Company, will be invested to increase capacity of production facilities in the TDF Concessions to 21 mmcf per day.
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
Growth Opportunities
Since 2002, the Company has deployed cash resources to increase its presence in Argentina by purchasing additional interests in the Entre Lomas and Candon Ramirez joint ventures, farming into the Capricorn permit and acquiring its interest in the TDF Concession. The Company’s management, as part of a continuing strategy for growth, continues to seek additional ways to deploy its financial resources for investing in exploration and reserve acquisition opportunities both in and outside of Argentina.
RESULTS OF OPERATIONS
Refer to Consolidated Statements of Income on page 34.
2005 vs. 2004
The following represents a comparison of results of operations between the years 2005 and 2004.
During 2005, the Company generated net income of $29.8 million. This represents an improvement of $14.3 million compared with net income of $15.5 million during 2004. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments.

Operating revenues improved by $12.1 million. This increase is due primarily to higher oil, gas and plant product prices combined with volume increases for all three products. The increase would have been $10 million, or 32 percent, except that operating revenues in 2004 included a charge of $1.1 million associated with the Company’s 2004 hedging activities and a charge of $954 thousand to write off the receivable that had accumulated during 2003 and 2004 associated with the 2003 price stabilization agreement between Argentine oil producers and refiners. Oil, natural gas, and plant product prices for the Company’s consolidated interests accounted for as operating revenues averaged $37.56 per bbl, $1.11 per mcf, and $381.33 per ton, respectively, during 2005, compared with $31.21 per bbl, $.74 per mcf, and $335.33 per ton, respectively, during 2004. Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 946 mbbls, 2.9 bcf, and 7.9 thousand tons, respectively, during 2005, compared with 876 mbbls, 2.6 bcf, and 7.1 thousand tons, respectively, during 2004.
The price and volume comparisons in the previous paragraph differ from the comparisons described in the prior sections on pages 19 and 20 titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” The comparisons in the previous paragraph relate to product prices and sales volumes included in the Company’s operating revenues. The comparisons in the prior sections compare prices and volumes for the Company’s combined consolidated and equity interests.
Equity income from Argentine investments increased by $6.6 million compared with 2004. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations similar to those experienced by the Company. Equity income from Argentine investments for 2004 included a charge of $1 million that reflected a write off by Petrolera of the receivable it had accumulated pursuant to the aforementioned price stabilization agreement of 2003. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in 2005 includes income of $571 thousand generated by the Company’s equity participation in RCLV S.A that was acquired in February 2005. This income includes an equity charge of $1 million pertaining to the Company’s equity share of 3D seismic information that was acquired in the TDF Concessions during the first half of 2005.
Exploration expense fell by $1.3 million compared with 2004. In 2004, the Company charged as expense the costs of drilling the unsuccessful El Tigre x-1 well in the Puesto Galdame block and fees associated with 3D seismic data acquired in the Cañadón Ramirez concession.
Financial and other revenues increased by $814 thousand primarily due to increased interest yields on the Company’s cash equivalents and short-term investments held during 2005.
The above favorable variances in operating revenues, equity income and exploration expense were partially offset by increases in operating expense provincial production taxes and Argentine income taxes.
Operating expense increased by $772 thousand compared with 2004. The increase is due to a combination of factors, the most important of which are increased labor costs resulting from wage increases negotiated with labor unions, increased tariffs charged by field service companies for workovers and well maintenance, a rise in the cost of high voltage electricity generated for field operations, increased right of way and easement costs paid to landowners, and greater costs associated with rod pump operation and maintenance. The increase in other expenses relates to fees incurred in connection with the acquisition of the Company’s TDF Concession interests.
Provincial production taxes and Argentine income taxes rose by $1.2 million and $3.1 million, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

2004 vs. 2003
The following represents a comparison of results of operations between the years 2004 and 2003.
During 2004, the company generated net income of $15.5 million, an increase of $3.1 million, compared with $12.4 million during 2003. The improvement in net income is due primarily to increases in operating revenues and equity income from Argentine investments.
Operating revenue increased by $3 million. This increase is due primarily to increased oil, gas and plant product prices combined with increased oil sales volumes. The increase would have been $5.1 million, or 19 percent except that operating revenues included a charge of $1.1 million associated with the Company’s hedging activities and $954 thousand that resulted from the write off of the receivable that accumulated in 2003 in connection with the price stabilization agreement between Argentine oil producers and refiners. Oil, gas and plant product sales prices during 2004 averaged $31.21 per barrel, $0.74 per mcf and $335.33 per metric ton, respectively, as compared with $28.03, $0.46 and $259.65, respectively, during 2003. Consolidated oil sales volumes increased by 29 thousand bbls, or three percent, due primarily to the success of the 2004 Entre Lomas drilling and workover programs.
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
The increase of $1.1 million in depreciation expense was the result of higher depreciation attributable to both the Entre Lomas and Acambuco concessions and the impairment of the Company’s carrying costs pertaining to the Cañadón Ramirez concession.
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
Impairment of oil and gas properties. The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. The most important consideration for the Company in testing for impairment is oil and gas prices. As of December 31, 2005, for impairment testing purposes, the Company’s proved properties can withstand a significant drop in product price forecasts before the fair estimated value of its properties would approximate their carrying value.
Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation is based on an estimate of the number of wells expected to be abandoned through the last year of the Entre Lomas concession term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates are provided by operations engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company’s Balance Sheets will take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the recent economic turmoil in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time.
Argentina economic and currency measures. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells as a result of new taxes; (ii) the timing of repatriations of cash to the Cayman Islands; (iii) the Company’s asset valuations; and (iv) peso-denominated monetary assets and liabilities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk
The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, without considering the effects of hedging, would on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is due to the reduction factors that were incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. For example, a fluctuation in the price of WTI from $36 to $37 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $878 thousand, $661 thousand, and $1.1 million, respectively. However, a fluctuation in the price of WTI from $60 to $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $491 thousand, $387 thousand and $655 thousand, respectively.
The Company has historically not used derivatives to hedge price volatility. However, in 2004, because the per barrel price of oil moved above $40 and remained at this level for longer than expected, the Company entered into a collar for approximately 500,000 barrels of oil that extended from August 2, 2004 through January 31, 2006. The commodity reference price being hedged was WTI and the collar established a call strike price, or ceiling, of $53 per barrel and a put strike price, or floor, of $26 per barrel. As described in Note 8 of Notes to Consolidated Financial Statements, in October 2004, the Company chose to unwind the collar. The Company did not enter into hedging contracts in 2005.
Due to circumstances described in Note 8 of Notes to Consolidated Financial Statements on page 41, in October 2004, the company unwound the collar transaction described in the previous paragraph.
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
The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization. Argentina’s economic condition has improved considerably in the last three years. As a commodity exporter, the country has benefited from increases in the price of its agricultural and natural resource exports such as crude oil. Consequently, both Argentina’s international trade balance and the government’s fiscal balance have generated surpluses far larger than previously projected by government economists. The government, when possible, has taken advantage of this environment by increasing certain taxes, such as the oil export tax that has been in effect since 2002 in order to increase its total tax revenues and improve its fiscal balance.
The Argentine economy has grown at an annual rate of nine percent in the last three years and Argentine economists are expecting economic growth of five percent for 2006. Of course, the growth experienced by Argentina during the last three years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At December 31, 2005 the peso to US dollar exchange rate was 3.03:1.
During 2005, the Argentine government presented an exchange offer to holders of $ 82 billion of the country’s defaulted debt. The offer was largely accepted by bond holders and as a consequence, the country’s debt was reduced.
Argentina’s mid term elections were held in October 2005. The result of this election has strengthened the position of the current President Nestor Kirchner whose Justicialista party gained seats in both houses of Congress. The next Presidential elections are scheduled for 2007.
In January 2006, Argentina paid off its $10 billion debt with the International Monetary Fund.
Today Argentina finds itself in a delicate economic situation that combines high levels of external indebtedness with high levels of unemployment.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on its assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. A copy of this report is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Stockholders and Board of Directors of Apco Argentina Inc.
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Apco Argentina Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apco Argentina Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Apco Argentina Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apco Argentina Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apco Argentina Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Apco Argentina Inc. and our report dated March 9, 2006, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 9, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Stockholders and Board of Directors of Apco Argentina Inc.
We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Argentina Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apco Argentina Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 9, 2006

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in Thousands Except
	Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$28,670	$25,084
Short term investments	6,125	1,307
Accounts receivable	5,737	4,330
Inventory	447	323
Other current assets	1,556	545

Total Current Assets	42,535	31,589
Property and Equipment:
Cost, successful efforts method of accounting	79,537	69,130
Accumulated depreciation, depletion and amortization	(46,837)	(41,258)

	32,700	27,872

Argentine investments, equity method	56,935	44,629
Deferred Argentine income taxes	350	218
Other assets	193	623

	$132,713	$104,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,807	$2,089
Affiliate payable	817	446
Accrued liabilities	1,366	1,368
Argentine income taxes payable	3,593	1,865
Dividends payable	1,840	1,196

Total Current Liabilities	10,423	6,964
Long-term liabilities	1,850	1,057
Minority Interest in Subsidiaries	135	—
Stockholders’ Equity:

Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares outstanding in 2005 and 2004	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(549)	(170)
Retained earnings	111,454	87,680

Total Stockholders’ Equity	120,305	96,910

	$132,713	$104,931

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(Amounts in Thousands Except Per Share Amounts)
REVENUES:
Operating revenues	$41,739	$29,628	$26,603

COST AND EXPENSES:
Operating expense	6,769	5,997	4,856
Provincial production tax	4,833	3,595	2,797
Transportation and storage	507	449	418
Selling and administrative	2,975	2,699	2,088
Depreciation, depletion and amortization	5,608	5,440	4,282
Exploration expense	486	1,843	1,898
Argentine taxes other than income	1,594	1,396	1,597
Foreign exchange (gains) losses	13	(96)	818
Other (income) expense, net	634	(57)	314

	23,419	21,266	19,068

TOTAL OPERATING INCOME	18,320	8,362	7,535

INVESTMENT INCOME
Financial and other revenue	1,091	277	221
Equity income from Argentine investments	18,304	11,657	9,009

	19,395	11,934	9,230

Minority Interest Expense	8	—	—

Income before Argentine income taxes	37,707	20,296	16,765
Argentine income taxes	7,861	4,790	4,336

NET INCOME	$29,846	$15,506	$12,429

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$4.06	$2.11	$1.69

Average ordinary shares outstanding — basic and diluted	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
		Additional	Other
	Ordinary	Paid-in	Comprehensive	Retained
	Shares	Capital	Loss	Earnings	Total
	(Amounts in Thousands Except Per Share Amounts)
BALANCE, January 1, 2003	$74	$9,326	$—	$69,313	$78,713
Comprehensive Income:
Net income	—	—	—	12,429	12,429
Minimum pension liability of equity affiliate (net of Argentine taxes of $47)	—	—	(87)	—	(87)

Total Comprehensive Income					12,342
Dividends declared ($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2003	$74	$9,326	$(87)	$76,958	$86,271
Comprehensive Income:
Net income	—	—	—	15,506	15,506
Minimum pension liability of equity affiliate (net of Argentine taxes of $45)	—	—	(83)	—	(83)

Total Comprehensive Income					15,423
Dividends declared ($0.65 per share)	—	—	—	(4,784)	(4,784)

BALANCE, December 31, 2004	$74	$9,326	$(170)	$87,680	$96,910
Comprehensive Income:
Net income	—	—	—	29,846	29,846
Minimum pension liability of equity affiliate (net of Argentine taxes of $100)	—	—	(379)	—	(379)

Total Comprehensive Income					29,467
Dividends declared ($0.83 per share)	—	—	—	(6,072)	(6,072)

BALANCE, December 31, 2005	$74	$9,326	$(549)	$111,454	$120,305

The accompanying notes are an integral part these consolidated statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(Amounts in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$29,846	$15,506	$12,429
Adjustments to reconcile net income to cash provided by operating activities:
Equity income from Argentine investments	(18,304)	(11,657)	(9,009)
Dividends from Argentine investments	12,628	8,568	6,089
Interest from short term investments	(84)	(17)	—
Deferred income tax benefit	(230)	(232)	(208)
Depreciation, depletion and amortization	5,608	5,440	4,282
Gain on sale of minority interest	(280)	—	—
Write off of price credit receivable	—	954	—
Prior year exploration costs charged to expense	—	—	706
Changes in accounts receivable	(1,407)	(1,697)	(410)
Changes in inventory	(124)	(180)	167
Changes in other current assets	(1,011)	(470)	69
Changes in accounts payable	992	705	192
Changes in affiliate payable	372	(12)	238
Change in cash overdrafts	(275)	275	—
Changes in Argentine income taxes payable	1,799	746	(1,997)
Changes in accrued liabilities	(73)	413	245
Changes in dividends payable	644	—	—
Minority interest in consolidated subsidiaries	8	—	—
Changes in other assets, other liabilities and other	913	491	(715)

Net cash provided by operating activities	31,022	18,833	12,078
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(10,407)	(5,246)	(2,977)
Purchase of equity investments	(6,630)	—	(1,811)
Proceeds from sale of minority interest	407	—	—
Short term investments:
Purchase of short term investments	(15,356)	(7,430)	—
Proceeds from short term investments	10,622	6,140	—

NET CHANGE FROM INVESTING ACTIVITIES	(21,364)	(6,536)	(4,788)
CASH FLOW USED IN FINANCING ACTIVITIES:
Dividends paid	(6,072)	(4,784)	(4,784)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,586	7,513	2,506
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,084	17,571	15,065

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,670	$25,084	$17,571

Supplemental disclosures of cash flow information:

Cash paid during the year for Argentine income taxes	$5,315	$4,474	$7,201

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its subsidiaries, Apco Properties Ltd. (a Cayman Islands Corporation), Apco Austral S.A. (an Argentine corporation), and Apco Argentina S.A. (an Argentine corporation), all of which are herein collectively referred to as “the Company”. The Company is engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina. Its principal businesses are a 23 percent participation in the Entre Lomas Concession (Entre Lomas, an unincorporated joint venture), which is accounted for using the proportional consolidation method, and a 40.724 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 2). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. In February 2005, the company purchased 79,752 shares in Rio Cullen-Las Violetas S.A. (RCLV, a privately owned Argentine corporation). RCLV owned participation interests of 46.5 percent each in the CA-12 “Rio Cullen”, CA-13 “Las Violetas”, and CA-14 “Angostura” hydrocarbon exploitation concessions that as a group will be referred to as the “TDF Concessions”. The shares of RCLV purchased by the Company represent 55.44 percent of the total outstanding shares. The result of the purchase is that the Company acquired 25.78 percent effective participation interest in the TDF Concessions. As described in Note 7, “Related Party Transactions” on page 41, this interest was subsequently reduced to 25.72 percent. Throughout 2005, the Company accounted for its investment in RCLV using the equity method of accounting. In November 2005, the Company’s stock interest in RCLV was converted to a stock interest in a newly formed subsidiary incorporated in Argentina. The new company, Apco Austral S.A., now holds the Company’s direct participation interests in the TDF Concessions. The impact of a change from equity accounting to proportional consolidation for the last 45 days of 2005 was deemed immaterial, therefore, effective January 1, 2006, the Company will account for its interests in the TDF Concessions by proportional consolidation into Apco Austral S.A. which subsidiary will be consolidated into the Company’s financial statements. The Company also owns a 1.5 percent interest in the Acambuco concession, an 81.82 percent interest in the Cañadón Ramirez concession and a 50 percent interest in the Capricorn Exploration Permit. All of the Company’s operating revenues and equity income, and all of its long-lived assets are in Argentina. A wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) currently owns 68.96 percent of the outstanding ordinary shares of the Company. Oil and gas operations are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome. Because the Company’s assets are located in Argentina, management has historically been required to deal with threats from inflation, devaluation and currency controls. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

Segments

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. All of the Company’s operations are located in Argentina and its only business in Argentina is oil and gas exploration and production. As a result, management views all of the Company’s business and operations to be one segment.

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred. Any product produced that has not been delivered is reported as inventory and is valued at the lower of cost or market. When cost is calculated, it includes total per unit operating cost and depreciation. Transportation and storage costs are recorded as expenses when incurred. The Company has had no contract imbalances relating to either oil or gas production.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2005 and 2003, the Company did not record any impairment charges as the estimated future net revenues exceeded the carrying value of its properties. For the year ended December 31, 2004, the Company recorded an impairment charge of $335,000 related to its Cañadón Ramirez interest.

Asset Retirement Obligation

The Company accounts for asset retirements and well abandonments in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations”. Pursuant to this standard, the Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation is based on an engineering analysis that projects, through the last year of the Company’s concession term, the number of wells that would require plugging and abandoning and the estimated cost to abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates are provided by operations engineers, and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given past economic turmoil in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company’s Consolidated Balance Sheets will take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the recent economic turmoil in Argentina, future inflation rates and interest rates, upon which present value factors are based, as recent history demonstrates, may be subject to large variations over short periods of time. A change in the total asset retirement obligation from year to year can result from changes in the estimate of number of wells that will need to be abandoned, changes in the estimate of the cost to abandon a well and accretion of the obligation.

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

Fair Value

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

Recent Accounting Standards

In April 2005, the FASB staff issued FSP FAS 19-1, “Accounting for Suspended Well Costs.” This FSP amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” as it pertains to capitalizing the costs of drillilng exploratory wells pending determination of whether the well has found proved reserves. FSP FAS 19-1 provides that exploratory well costs should continue to be capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operational viability of the project. This FSP was effective beginning in the third quarter of 2005 and did not have a material impact on our Consolidated Financial Statements.

Emerging accounting issues

In addition to the recently issued accounting standards, there are several emerging accounting issues that could potentially impact our Consolidated Financial Statements in the future, as follows:
•	Revised SFAS NO. 123, “Share-Based Payment”

•	Proposed SFAS on “Fair Value Measurements” (exposure draft)

•	Proposed Interpretation on “Accounting for for Uncertain Tax Positions – an interpretation of FASB Statement No. 109 (exposure draft)

•	Accounting for Pensions and Other Postretirement Benefits (preliminary views)
We will continue to monitor these emerging issues to assess any potential future impact on our Consolidated Financial Statements.

(2)	Entre Lomas Joint Venture

As discussed in Note 1, the Company owns a 23 percent direct interest in Entre Lomas. It also owns a 29.79 percent indirect interest by virtue of its 40.724 percent stock ownership in Petrolera, the operator of the joint venture, which owns 73.15 percent of the joint venture. Consequently, the Company’s combined direct and indirect interests in the Entre Lomas joint venture total 52.79 percent. The joint venture is engaged in the exploration, development and production of oil and gas in the Entre Lomas concession located in the provinces of Rio Negro and Neuquén in southern Argentina.

(3)	Investment in Argentine Oil and Gas Companies

As described in Note 1, the Company uses the equity method to account for its investment in Petrolera, a non-public Argentine corporation.

Under the equity method of accounting, the Company’s share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments. Dividends from both companies are recorded as reductions of the investment accounts.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Summarized financial position and results of operations of Petrolera are as follows:

Financial position at December 31, 2005 and 2004 is as follows (in thousands of dollars):

	2005	2004
Current Assets	$41,160	$33,302
Non current assets	$106,562	$92,792
Current liabilities	$21,751	$16,759
Non current liabilities	$4,684	$2,915
     Results of operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands of dollars):

	2005	2004	2003
Revenues	$127,164	$93,914	$82,582
Expenses	$57,164	$46,735	$44,257
Net Income	$43,460	$28,570	$22,081
(4)	Cash Equivalents

Cash equivalents include highly liquid bank deposits of $23.1 million and $10.7 million as of December 31, 2005 and 2004, respectively, with interests ranging from 3.47 – 4.18 percent in 2005 and 1.47 – 2.00 percent in 2004. The Company considers all investments with a maturity of three months or less to be cash equivalents.

(5)	Short Term Investments

Short term investments include only bank time deposits with a maturity greater than three months. At December 31, 2005 and 2004, the balance was $6.1 million and $1.3 million, respectively.

(6)	Major Customers

Sales to customers with greater than ten percent of total operating revenues consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
Petrobras Energia S.A.	88.4%	90.1%	75.1%
Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.

(7)	Related Party Transactions

The Company incurred charges of $597,000, $843,000, and $507,000 in 2005, 2004, and 2003, respectively, from Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams. Accounts payable to Williams and affiliates outstanding at December 31, 2005 and December 31, 2004, were approximately $817,000 and $446,000 respectively. The Company is dependent on Williams as it relates to certain employees performing services for the Company, and certain other costs such as rent, reproduction, office supplies, computer support, etc. Williams directly charges the Company monthly for the time associated costs of employees based on an allocation of time dedicated to the affairs of the Company. The Company also incurs an executive support charge primarily for the time spent by certain employees of Williams that serve as executive officers or directors of the Company.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
New regulations issued by the government of Argentina governing shareholder composition of Argentina corporations doing business in the country require such corporations to have a second shareholder of substance. As a result, in order to conform to this new requirement, on October 17, 2005, five percent of the shares of Apco Argentina S.A., a subsidiary of the Company, were sold to Williams International Company (“WIC”), a wholly owned subsidiary of The Williams Companies, Inc. The price paid by WIC was $407 thousand. The amount paid to the Company was in excess of the carrying value of this asset and the Company has recorded a gain from the sale of $280 thousand that is included in financial and other revenue in the Consolidated Statement of Income. As a result of this sale, the Company’s indirect interest in the Entre Lomas joint venture was reduced from 29.85 percent to 29.79 percent, and its interest in the TDF Concession was reduced from 25.78 percent to 25.72 percent.

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

The price of WTI rose above the collar’s call strike price of $53 per barrel throughout much of October 2004 and in the third quarter of 2004, the pricing environment in Argentina was modified so as to establish reduction factors in oil price formulas that escalate to higher and higher levels as WTI increased. As a result, the collar lost effectiveness, as defined in SFAS No. 133, and the Company discontinued hedge accounting treatment. In fourth quarter of 2004, management of the Company chose to unwind the collar, resulting in a payment to the counterparty of $1.1 million that was recognized as a loss and is reflected as a reduction of operating revenues in the Company’s Consolidated Statement of Operations.

(9)	Cayman Islands and United States Income Taxes

The Company incorporated in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company’s income during 2005, 2004, and 2003 was generated outside the United States.

(10)	Argentine Taxes

The Company recorded expenses for Argentine taxes as presented in the following table. Amounts are stated in thousands of dollars. The Company is not subject to taxes in any other jurisdiction.

	For the years ended December 31,
	2005	2004	2003
Income taxes
Current	$8,091	$5,022	$4,540
Deferred	(230)	(232)	(204)

Income Tax Expense	7,861	4,790	4,336
Other taxes	1,594	1,396	1,597

	$9,455	$6,186	$5,933

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Argentine income taxes payable at December 31, 2005 and 2004 were $3.6 million and $1.9 million, respectively. The deferred Argentine income tax provision relates primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax asset at December 31 for each of the years presented consists of the following (in thousands of dollars):

	2005	2004
Property basis difference and asset retirement obligation	$(24)	$(98)
Defined contribution retirement plan accrual	96	79
Retirement plan obligations	278	237

	$350	$218

The effective income tax rate reflected in the Consolidated Statement of Income differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina and after tax equity results that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash equivalents and short term deposits deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

Tax Disputes

In August 1993, the Direccion General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507. After a lengthy judicial process that lasted seven years and included various appeals in May 2000, the Argentine Supreme Court ruled in favor of the DGI. As a result, the Entre Lomas joint venture partners paid in 12 installments the 9.2 million peso deposit which is refundable five years after the date of payment. In June 2005, Petrolera, on behalf of the joint venture, submitted a request for reimbursement of full deposit. As of December 31, 2005, the dollar value of the Company’s deposit is approximately $796 thousand. This deposit is included in Other Current Assets in the Company’s Consolidated Balance Sheets.

(11)	Defined Contribution Retirement Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees that required an initial contribution of $207 thousand to recognize prior years service. Assuming the current level of staffing, it is expected that future annual contributions will range between $50 to $60 thousand and will be charged to expense as disbursed. On March 2, 2006, the Company made a contribution of $51 thousand. The total amount expensed in 2005 was $58 thousand and was charged to administrative expense. The total amount expensed in 2004 was $230 thousand that included the initial contribution. Plan contributions are based on employees’ current levels of compensation and years of service. Employees vest at a rate of 20 percent per year with full vesting after five years.

(12)	Long-Term Liabilities

At December 31, 2005 and 2004, long-term liabilities consisted of the following (in thousands of dollars):

	2005	2004
Long-term liabilities
Retirement plan obligations	$783	$480
Asset retirement obligations	1,067	568
Other long-term obligations	—	9

	$1,850	$1,057

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Retirement plan obligations represent the Company’s proportionate share of the obligation arising from the pension plan that covers all employees of Petrolera, the operator of the Entre Lomas concession.

(13)	Legal Contingencies

Certain conditions may exist as of the date of financial statements which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Contingent liabilities are assessed by the Company’s management based on the opinion of the Company’s legal counsel and available evidence. Such contingencies could include outstanding lawsuits or claims for possible damages to third parties in the ordinary course of the Company’s business, as well as third party claims arising from disputes concerning the interpretation of legislation. If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount can be estimated, liability is accrued. If the assessment indicates that a potential loss contingency is not probable, but is reasonably possible, or is probable but it cannot be estimated, then the nature of the contingent liability, together with an estimate of the possibility of occurrence, is disclosed in a note to the financial statements. Loss contingencies considered remote are not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed. However, in some instances in which disclosure is not otherwise required, the Company may disclose contingent liabilities of an unusual nature which, in the judgment of management, may be of interest to the users of the financial statements. As facts concerning contingencies become known to the Company, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

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

The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, it is premature to reach a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding. There have been no new developments with regard to this matter since the Company filed it formal response in December 2004.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(14)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Amounts in Thousands Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter
2005
Operating Revenues	$8,881	$9,980	$11,267	$11,611
Costs and operating expenses	5,476	5,465	6,081	6,397
Equity Income from Argentine investments	3,362	4,287	5,440	5,215
Net income	5,229	7,001	8,597	9,019
Net income per ordinary share	.71	.95	1.17	1.23
2004
Operating Revenues	$7,045	$7,625	$6,845	$8,113
Costs and operating expenses	4,285	6,159	5,374	5,448
Equity Income from Argentine investments	2,826	3,048	2,485	3,298
Net income	4,356	3,429	3,217	4,504
Net income per ordinary share	.59	.47	.44	.61

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION
Oil and Gas Reserves
The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers:
Proved Oil, Condensate and Plant Products

	(Millions of Barrels)
	Consolidated	Equity
	Interests	Interests
December 31, 2002	11.2	13.8
Revisions of previous estimates:
Engineering revisions	0.3
Extensions and discoveries	0.4	0.5
Acquisition of reserves	—	0.5
Production	(0.9)	(1.2)

December 31, 2003	10.4	13.2
Proved developed as of December 31, 2003	6.5	8.2
Proved undeveloped as of December 31, 2003	3.9	5.0

December 31, 2003	10.4	13.2
Revisions of previous estimates:
Engineering revisions	—	(0.1)
Extensions and discoveries	0.6	0.7
Production	(1.0)	(1.2)

December 31, 2004	10.0	12.6
Proved developed as of December 31, 2004	6.0	7.5
Proved undeveloped as of December 31, 2004	4.0	5.1

December 31, 2004	10.0	12.6
Revisions of previous estimates:
Engineering revisions	(0.4)	1.0
Extensions and discoveries	0.5	0.6
Acquisition of reserves	—	0.5
Production	(1.0)	(1.4)

December 31, 2005	9.9	13.3
Proved developed as of December 31, 2005	5.5	7.3
Proved undeveloped as of December 31, 2005	4.4	6.0

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)
The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers:
Natural Gas

	(Billions of Cubic Feet)
	Consolidated	Equity
	Interests	Interests
December 31, 2002	36.0	30.9
Revisions of previous estimates:
Engineering revisions	1.5	0.4
Extension and discoveries	0.3	0.4
Acquisition of reserves	—	1.2
Production	(3.8)	(3.6)

December 31, 2003	34.0	29.3
Proved developed as of December 31, 2003	30.7	25.0
Proved undeveloped as of December 31, 2003	3.3	4.3

December 31, 2003	34.0	29.3
Revisions of previous estimates:
Engineering revisions	3.3	3.9
Extensions and discoveries	1.6	0.6
Production	(3.8)	(3.8)

December 31, 2004	35.1	30.0
Proved developed as of December 31, 2004	29.8	24.8
Proved undeveloped as of December 31, 2004	5.3	5.2

December 31, 2004	35.1	30.0
Revisions of previous estimates:
Engineering revisions	0.2	10.7
Extensions and discoveries	2.4	3.2
Acquisition of reserves	—	8.8
Production	(4.2)	(5.4)

December 31, 2005	33.5	47.3
Proved developed as of December 31, 2005	25.7	27.5
Proved undeveloped as of December 31, 2005	7.8	19.8
A portion of the Company’s natural gas reserves are consumed in field operations. The volume of natural gas reserves for 2003, 2004, and 2005 estimated to be consumed in field operations included as proved natural gas reserves within consolidated interest is 14.5 bcf, 12.4 bcf, and 11.5 bcf, respectively, and within the equity interest is 18.8 bcf, 16.1 bcf, and 19.8 bcf.
There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during any of the years presented.

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)
Standardized Measure of Discounted Future Net Cash Flows
The following table summarizes for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina:

	(Millions of U.S. Dollars) (5)
	Consolidated	Equity
	Interests	Interests
As of December 31, 2005
Future cash inflows (1,2,6)	$434	$604
Future production and development costs (3,6)	(179)	(246)
Future income tax expenses (4)	(83)	(104)

Future net cash flows	172	254
10% annual discount for estimated timing of cash flows	(61)	(90)

Standardized measure of discounted future net cash flows	$111	$164

As of December 31, 2004
Future cash inflows (1,2,6)	$344	$425
Future production and development costs (3,6)	(137)	(168)
Future income tax expenses (4)	(66)	(83)

Future net cash flows	141	174
10% annual discount for estimated timing of cash flows	(51)	(63)

Standardized measure of discounted future net cash flows	$90	$111

As of December 31, 2003
Future cash inflows (1,2,6)	$309	$385
Future production and development costs (3,6)	(125)	(156)
Future income tax expenses (4)	(58)	(74)

Future net cash flows	126	155
10% annual discount for estimated timing of cash flows	(49)	(59)

Standardized measure of discounted future net cash flows	$77	$96

(1)	Estimates are made of quantities and timing of future production of oil and gas reserves.

(2)	Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2005 was $39.90, as compared with $28.24 and $28.12 for 2004 and 2003 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3)	Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.

(4)	Estimated taxes consider all taxes to which the Company is subject in Argentina.

(5)	Conversion of U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.

(6)	Values for natural gas consumed in field operations are included both as revenues in future cash inflows and as gas consumption expense in Future production and development costs. For the years 2003, 2004 and 2005, the amounts attributable to gas consumption values included in Consolidated Interests are $9 million, $12 million and $18 million, respectively, and in Equity Interest are $11 million, $16 million and $29 million, respectively.
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
Total including Equity Interests.

	(Millions of U.S. Dollars)
	2005	2004	2003
Revenues, net of production costs	$(79)	$(58)	$(49)
Net changes in prices and production costs	105	44	(4)
Additions and revisions of previous estimates	49	25	9
Acquisition of reserves	25	—	4
Changes in estimated development costs	(41)	(1)	(6)
Development costs incurred during current period	23	12	6
Net changes in Argentine taxes	(36)	(19)	22
Accretion of discount	28	25	24

Net increase in standardized measure	$74	$28	$6

Drilling Activity
For 2005, the Company participated in the drilling of 40 gross wells, 21 net wells (nine pertaining to the Company’s consolidated interest, 12 to its equity interests). In 2004, the Company participated in the drilling of 26 gross wells, 14 net wells (six pertaining to the Company’s consolidated interests, eight to its equity interests). During 2003, the Company participated in the drilling of 16 gross wells, nine net wells (four pertaining to the Company’s consolidated interests, five to its equity interests). Of the 82 gross wells drilled, 44 net wells (19 pertaining to the Company’s consolidated interests, 25 to its equity interests) over the three-year period, all were field step out wells, or extended reach development wells.

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)
Well Count and Acreage
The total gross and net well count from all acreage in which the Company has an interest is as follows:
For the year ended December 31, 2005

		Net	Net
		Consolidated	Equity
	Gross	Interests	Interests
Oil	379	81	111
Gas	44	5	11
Injection or water	141	32	42
Inactive or abandoned	307	16	57

Total	874	134	221

For the year ended December 31, 2004

		Net	Net
		Consolidated	Equity
	Gross	Interests	Interests
Oil	330	76	96
Gas	26	6	6
Injection or water	143	34	42
Inactive or abandoned	86	24	17

Total	585	140	161

The Company currently holds interests in six concessions with a total surface area of 1,005,906 gross acres, 289,111 acres net to the Company (121,679 net acres pertaining to its consolidated interests, 167,342 net acres to its equity interest in Petrolera). Developed acreage in the three concessions totals 61,106 gross acres, 24,898 acres net to the Company (10,164 net acres pertaining to its consolidated interest, 14,734 net acres to its equity interest in Petrolera). Undeveloped acreage in the three concessions totals 944,800 gross acres, 264,213 acres net to the Company (111,605 net acres pertaining to its consolidated interests, 152,608 net acres to its equity interest in Petrolera).
Capitalized Costs Related to Oil and Gas Producing Activities
Total capitalized costs related to oil and gas producing activities for the Company’s consolidated interests are as follows:

(Thousands of U.S.Dollars)	2005	2004
Proved oil and gas properties	$79,080	$67,550
Accumulated depreciation, depletion and amortization	(46,469)	(39,786)

Net capitalized costs	$32,611	$27,764

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION (Continued)
Total capitalized costs related to oil and gas producing activities for the Company’s equity interests are as follows:

(Thousands of U.S.Dollars)	2005	2004
Proved oil and gas properties	103,082	82,221
Accumulated depreciation, depletion and amortization	(59,999)	(45,079)

Net capitalized costs	$43,083	$37,142

Volume, Price and Cost Statistics
The following table shows total sales volumes of crude oil and condensate, natural gas and LPG average sales prices and production costs for the three years.

	2005	2004	2003
Volumes Consolidated Interests
Crude Oil and Condensate (bbls)	945,546	876,868	847,829
Gas (mcf)	2,924,651	2,649,436	2,402,766
LPG (tons)	7,856	7,139	6,688
Volumes Equity Interest in Petrolera
Crude Oil and Condensate (bbls)	1,238,436	1,104,543	1,079,182
Gas (mcf)	3,421,368	2,246,521	2,163,057
LPG (tons)	11,469	9,264	8,672
Total Volumes
Crude Oil and Condensate (bbls)	2,183,983	1,981,402	1,927,010
Gas (mcf)	6,346,019	4,895,957	4,565,823
LPG (tons)	19,326	16,403	15,360
Average Sales Prices – Consolidated Interests
Oil and condensate (per bbl)	$37.56	$31.21	$28.03
Gas (mcf)	1.11	.74	.46
LPG (per ton)	381.33	335.33	259.65
Average Sales Prices — Equity Interests
Oil and condensate (per bbl)	$38.15	$31.36	$28.08
Gas (mcf)	1.03	.76	.44
LPG (per ton)	381.48	335.33	259.67
Average Sales Prices — Total
Oil (per bbl)	$37.89	$31.30	$28.06
Gas (mcf)	1.06	.75	.45
LPG (per ton)	381.42	335.33	259.66
Average Production Costs
Oil, gas and LPG (per boe)	$4.29	$4.24	$3.60
Average Depreciation Costs
Oil, gas and LPG (per boe)	3.58	3.67	3.21
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

	(Millions of U.S. Dollars)
	Consolidated	Equity
	Interests	Interests
For the year ended December 31, 2005
Acquisition	$—	$7
Exploration	—	1
Development	10	13
Workovers	1	2

Total	$11	$23

For the year ended December 31, 2004
Exploration	$2	$—
Development	5	7
Workovers	1	2

	$8	$9

For the year ended December 31, 2003
Acquisition	$—	$2
Exploration	1	1
Development	3	4
Workovers	1	1

Total	$5	$8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company monitors its Disclosure Controls and makes modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth on page 29.
ITEM 9B. Other Information
There have been no events that occurred in the fourth quarter of 2005 that would need to be reported on Form 8-K that have not been previously reported. The Company’s board of directors has set June 22, 2006 as the date for the 2006 annual general meeting of shareholders. More information about the time and location of the meeting will be provided to shareholders at a later date.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
The Company’s Articles of Association provide for a board of directors of not less than three and not more than nine persons. The Articles of Association also provide that at each annual general meeting of shareholders one-third of the directors, or if their number is not three or a multiple of three, then the number nearest one-third shall retire from office. The directors to retire in every year are those who have been longest in office since their last election and retiring directors are eligible to be re-elected as directors. Between persons who become directors on the same day, those to retire are determined by lot unless they otherwise agree among themselves as to whom will retire. Directors appointed by the board of directors to fill a vacancy or as an addition to the existing directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the directors who are to retire by rotation as described above. Messrs. Guderian and Ruffinengo were last elected as directors of the Company at the annual general meeting of shareholders held in 2004. Messrs. Keith E. Bailey, Ralph A. Hill and John H. Williams were last elected as directors at the annual general meeting of shareholders held in 2005. The number of directors constituting the total number of members is currently fixed at seven and if this number remains the same by the next annual general meeting of shareholders, the terms of Messrs, Randall L. Barnard and Robert J. LaFortune will expire at such meeting. Executive officers of the Company are elected by the board of directors and hold office until relieved of such office by action of the board of directors.
The following table sets forth certain information with respect to the Company’s executive officers and members of the board of directors.

Name	Age	Position
Ralph A. Hill	46	Chairman of the Board, Chief Executive Officer and Director

Landy L. Fullmer	53	Chief Financial Officer, Chief Accounting Officer, Controller and Vice President

Thomas Bueno	54	President and Chief Operating Officer

Keith E. Bailey	63	Director

Randall L. Barnard	47	Director

Bryan K. Guderian	46	Director

Robert J. LaFortune	79	Director

Piero Ruffinengo	61	Director

John H. Williams	87	Director
Business Experience
Mr. Hill has served as a director of the Company, chairman of the board of directors, and chief executive officer since 2002 and as senior vice president and general manager of several subsidiaries in the petroleum services and exploration and production units of The Williams Companies, Inc. (“Williams”) since 1998. He has also held various management positions with the Williams Energy Services business unit of Williams since 1993. Mr. Hill has served as a director of Petrolera Entre Lomas S.A. since April 2003.
Mr. Fullmer has served as the Company’s chief financial officer since 2003 and as chief accounting officer and controller of the Company since September 2005. Since 1996, he has served as the director of accounting/controller for the Exploration and Production unit of Williams.
Mr. Bueno has served as president and chief operating officer of the Company since April 2002. He served as controller, and chief accounting officer from 1991 to September 2005. He served as a director of the Company from 1998 to April 2002 and as general manager from 1999 to 2003. Mr. Bueno has been employed by Williams since 1984 and has held various positions with the Company since 1985. He has served as a director of Petrolera Entre Lomas S.A. since 1991.
Mr. Barnard has served as a director of the Company since 2001. He currently serves as Vice President of Operations of Williams’ Gas Pipeline unit. From 2000 to 2002, he served as president and general manager of Williams International Company, a subsidiary of Williams that develops, builds, manages and invests in international physical energy assets. Mr. Barnard served as chairman of the board, chief executive officer and president of the Company from August 2001 to April 2002, Venezuelan Country Manager for Williams International Company from 1997 through September 2000, and the managing director of business development for Latin America for Williams International Company from 1996 to 1997. Mr. Barnard served as a director of Petrolera Entre Lomas S.A. from 2001 to 2003.
Mr. Williams has served as a director of the Company since 1992. Mr. Williams is engaged in personal investments and has been for more than five years. He was chairman of the board and chief executive officer of Williams prior to retiring in 1978. Mr. Williams is a director of Unit Corporation, and an honorary director of Willbros Group, Inc. and Williams. He formerly served as a director of Petrolera Entre Lomas S.A.
Mr. LaFortune has served as a director of the Company since 1998. He is self-employed and manages, evaluates and analyzes personal investments. Mr. LaFortune is also a director of the Bank of Oklahoma Financial Corporation and serves on the credit and community reinvestment act committees of that company’s board of directors and formerly served on the audit committee. He is the former Mayor of the City of Tulsa and also served as a director of Williams from 1978 to 1999, including six years as chairman of the audit committee.
Mr. Bailey has served as a director of the Company since May 2002. He has served as a director of Mark West Energy Partners, L.P. since January 2005, as a director of People’s Energy since February 2005 and as a director of AEGIS Insurance Services Inc. since 2001. He served as chairman of the board of directors and chief executive officer of Williams from 1994 to 2002, as president from 1992 to 1994 and as executive vice president from 1986 to 1992. Mr. Bailey previously served as a director of the Company from 1987 to 1998 and as the Company’s chairman of the board from 1992 to 1996. He served as a director of Petrolera Entre Lomas S.A. from 1988 to 1999.
Mr. Ruffinengo has served as a director of the Company since April 2002. He has been engaged in the private practice of law in Salt Lake City, Utah since 1984. He served the Company as a consultant from 1984 through 1999. Mr. Ruffinengo has served as a director of Petrolera Entre Lomas S.A. since 2004 and previously served as a director of that company from April 2002 to April 2003 and from the early 1970’s through 1999.
Mr. Guderian has served as a director of the Company since April 2002. He has also served as vice president of Williams’ Exploration and Production unit since 1998 and as a director of Petrolera Entre Lomas S.A. since 2003.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and the Nasdaq Stock Market, Inc. reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2005 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).
Code of Ethics
The Company adopted a Code of Ethics that applies to the Company’s directors, officers and employees. The Code of Ethics is consistent with the criteria for codes of ethics and conduct established by the rules of the U.S. Securities and Exchange Commission and the listing standards of the Nasdaq Stock Market, Inc. A copy of the code is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
The Company is dependent on Williams as relates to its executive officers and its executive officers are employees of Williams. Williams charges the Company, pursuant to an administrative services agreement, a fee for the services of the Company’s President, Mr. Bueno, and other persons who spend a substantial or consistent amount of time with respect to the affairs of the Company. The fee for those who spend a substantial time on the Company’s affairs is based on actual compensation and an estimated allocation of time dedicated to the affairs of the Company. In 2003, the Company incurred an allocated charge of $100,250 for Mr. Bueno’s salary and bonus and an allocated charge of $34,085 for his benefits. In 2004, the Company incurred an allocated a charge of $152,204 for Mr. Bueno’s salary and bonus and a charge of $50,426 for his benefits. In 2005, the Company incurred an allocated a charge of $156,400 for Mr. Bueno’s salary and bonus and a charge of $51,612 for his benefits. The Company also compensates Williams for the services of the Company’s chairman of the board of directors, chief executive officer, and chief financial officer based on allocation of such persons’ time dedicated to the affairs of the Company. In 2003, 2004, and 2005 the Company paid an annual aggregate charge of $100,000 for the services of these persons.
Compensation Committee Interlocks and Insider Participation
The board of directors of the Company does not maintain a compensation committee. During 2005, no executive officer of the Company served on the board of directors of Williams but in some instances an executive officer of the Company served as a director for one or more subsidiaries of Williams while an executive officer of such subsidiary served as a director of the Company. However, the executive officers of the Company during 2005 were employees of Williams and compensation decisions with respect to those persons were accordingly determined by Williams.
Compensation of Directors
Directors who are employees of Williams receive no compensation for service on the Company’s board of directors. Each director who is not an employee of Williams (a “Non-Management Director”) receives an annual retainer of $14,000 and an additional fee for attending board meetings of $1,000 per meeting. Additionally, each Non-Management Director who serves on the audit committee or nominating committee receives a fee for attending each meeting of those committees. The chairmen of the audit committee and the nominating committee receive a fee of $2,000 for attending committee meetings. Other members of those committees receive a fee of $1,000 for attending committee meetings. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors or otherwise by reason of their being a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
Security Ownership of Certain Beneficial Owners and Management
The Company’s directors and executive officers do not own, directly or beneficially, any of the Company’s ordinary shares, other than director’s qualifying shares. The following table sets forth the number of ordinary shares of the Company and the percentage represented by such number of each person who is known to the Company to own beneficially five percent or more of the Company’s ordinary shares as of March 1, 2006. Certain information in the table was obtained from filings made with the SEC.

Name of Beneficial Owner	Number of Ordinary Shares		Percent of Class
The Williams Companies, Inc.	5,075,398	(1)(2)	68.96%
Williams Global Energy (Cayman) Limited	5,075,398	(2)	68.96
Lehman Brothers Holdings Inc.	706,205	(3)	9.59

(1)	Includes 5,075,398 Ordinary Shares held of record by Williams Global Energy (Cayman) Limited.

(2)	Williams Global Energy (Cayman) Limited (“Williams Global Energy”) is an indirect wholly-owned subsidiary of Williams International Company, which is a direct wholly-owned subsidiary of The Williams Companies, Inc. (“Williams”). As a result, Williams may be deemed to be the beneficial owner of the shares held by Williams Global Energy under the rules and regulations of the SEC. The address of both of these companies is One Williams Center, Tulsa, Oklahoma 74172.

(3)	A filing with the SEC dated February 14, 2006 indicates that Lehman Brothers Holdings Inc. (“Holdings”) and Lehman Brothers Inc. (“LBI”) beneficially hold these shares. The filing further indicates that LBI, a subsidiary of Holdings, is the owner of record of the shares and Holdings may be deemed to be the beneficial owner of the shares held by LBI under the rules and regulations of the SEC. The address of LBI and Holdings is 745 Seventh Avenue, New York, New York .
The following table sets forth, as of March 1, 2006, the number of shares of Common Stock of The Williams Companies, Inc., beneficially owned by each of the Company’s directors and executive officers at the end of the last fiscal year and by such directors and executive officers as a group:

Name of Individual or Group	Shares of Common Stock			Percent of Class
Keith E. Bailey	391,470	(1	)(2)	*
Randall L. Barnard	117,902	(2)		*
Thomas Bueno		(2)		*
Landy L. Fullmer	61,808	(2)		*
Bryan K. Guderian	81,470	(2)		*
Ralph A. Hill	320,950	(2)		*
Robert J. LaFortune	57,937	(1	)(2)	*
Piero Ruffinengo	0			*
John H. Williams	984,058	(1)		*
All directors and executive officers as a group (9 persons)	2,073,025	(1	)(2)	*

*	Less than one percent.

(1)	Includes shares held in trust as follows: Mr. Bailey, 10,227 shares; Mr. LaFortune, 55,346; and Mr. Williams, 967,110. Each individual has voting and investment power over such shares.

(2)	Includes shares which represent stock options granted under the Williams’ stock option plans and/or deferred compensation granted pursuant to the terms of Williams’ incentive and investment plans. These stock options and/or deferred compensation are exercisable or subject to the right of conversion within 60 days and deemed to be beneficially owned by the following individuals pursuant to the rules and regulations of the SEC: Mr. Bailey, 381,243; Mr. Barnard, 107,963; Mr. Bueno, 31,509; Mr. Fullmer, 43,066; Mr. Hill, 294,961; and Mr. Guderian, 72,888. The shares subject to option or conversion cannot be voted or invested.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain relationships and related-party transactions are disclosed elsewhere herein in Note 7 to the Notes to Consolidated Financial Statements and in Item 11 of Part III under the caption “Compensation of Executive Officers.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for audit services rendered by Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, for the years ended December 31, 2005 and December 31, 2004 and fees billed by E&Y with respect to those periods for other services:

	2005	2004
Audit fees: (1)	$172,259	$183,000
Audit-related fees: (2)	2,900	5,000
Tax fees: (3)	—	3,000
All other fees: (4)	—	—

Total	$175,159	$191,000

(1)	Audit fees consisted of professional services for the audit of the Company’s financial statements, the audit of the Company’s assessment of internal controls over financial reporting, and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees generally include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. More specifically, these services consisted principally of consultation concerning financial accounting and reporting standards.

(3)	Tax fees consisted principally of fees for tax compliance assistance.

(4)	There were no other fees for products or services, not included in classes discussed above.
All services rendered by E&Y were approved by the audit committee of the Company’s board of directors. The Company did not rely on the de minimus exception provided for by the SEC’s rules for any fee approvals. On an ongoing basis, the Company’s management presents specific projects and categories of service to the audit committee for which advance approval is requested. The audit committee reviews those requests and advises management if the audit committee approves the engagement of E&Y. On a periodic basis, management reports to the audit committee regarding the actual spending for such projects and services compared to the approved amounts. The audit committee may also delegate the ability to pre-approve audit and permitted non-audit services, excluding services related to the Company’s internal control over financial reporting, to any one of its committee members, provided that any such pre-approvals are reported on at a subsequent audit committee meeting. The audit committee’s pre-approval policies and procedures with respect to services rendered by the independent registered public accounting firm are filed as an exhibit to this report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1
Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8.
(a) 2 and (c)
Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less owned person are filed as Schedule S-1.
(a) 3 and (b)
The exhibits listed below are filed as part of this annual report:

Exhibit
Number		Description
*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated April 30, 1981.

*(3)	-	Articles of Association of Apco Argentina Inc. as filed with Form 14 (Registration No. 2-6354), dated March 16, 1979.

*(10)	-	Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Contract dated December 1977, amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)	-	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10)	-	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)	-	Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

Exhibit
Number		Description
*(10)	-	Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10)	-	Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10)	-	Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)	-	Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)	-	Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

*(10)	-	English translation of stock purchase agreement by and between the Tower Fund L.P., Apco Argentina Inc., Netherfield Corporation, Sucursal Tierra del Fuego, Antartida e Islas del Atlantico Sur and Roch S.A. dated February 25, 2005 relating to the purchase by the Company of 79,752 shares of Rio Cullen-Las Violetas S.A. dated February 25, 2005 as filed with Form 10-K, No. 0-8933, dated March 14, 2005.

*(14)	-	Apco Argentina Inc. Code of Ethics as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

(23)	-	Consent of Independent Petroleum Engineers.

(24)	-	Power of attorney together with certified resolution.

(31.1)	-	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	-	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	-	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	-	Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC. (Registrant)
Dated: March 10, 2006	By:	/s/ Thomas Bueno
Thomas Bueno
Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ *Ralph A. Hill	March 10, 2006

Ralph A. Hill, Chief Executive Officer and Chairman of the Board

/s/ *Landy L. Fullmer	March 10, 2006

Landy L. Fullmer, Chief Financial Officer, Chief Accounting Officer, and Controller

/s/ *Keith E. Bailey	March 10, 2006

Keith E. Bailey, Director

/s/ *Randall L. Barnard	March 10, 2006

Randall L. Barnard, Director

/s/ *Robert J. LaFortune	March 10, 2006

Robert J. LaFortune, Director

/s/ *Bryan K. Guderian	March 10, 2006

Bryan K. Guderian, Director

/s/ *Piero Ruffinengo	March 10, 2006

Piero Ruffinengo, Director

/s/ *John H. Williams	March 10, 2006

John H. Williams, Director

*By: /s/ Thomas Bueno	March 10, 2006

Thomas Bueno, Attorney-in-Fact

Schedule S-1
PETROLERA ENTRE LOMAS S.A.
Financial Statements for the fiscal year
ended December 31, 2005
with Report of Independent Registered Public Accounting Firm

PETROLERA ENTRE LOMAS S.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PETROLERA ENTRE LOMAS S.A.:
We have audited the accompanying balance sheets of Petrolera Entre Lomas S.A. (an Argentine corporation) as of December 31, 2005 and 2004, and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrolera Entre Lomas S.A. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Buenos Aires, Argentina     PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
     February 14, 2006               (member of Ernst & Young Global)
DANIEL G. MINENNA
Partner

BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004
(stated in thousands of U.S. dollars)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$18,733	$18,642

Accounts receivable ($16,389 and $9,998 with related parties, note 6)	17,440	11,070
Other receivables	3,113	2,038
Inventories	1,290	1,006
Other assets	584	546

Total current assets	41,160	33,302

NONCURRENT ASSETS

Property and equipment, net	105,651	91,026
Other receivables	500	1,302
Other assets	411	464

Total noncurrent assets	106,562	92,792

Total assets	$147,722	$126,094

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities ($334 and $266 with related parties, note 6)	$7,624	$5,071
Taxes payable and payroll	13,280	10,007
Other payables	847	1,681

Total current liabilities	21,751	16,759

NONCURRENT LIABILITIES

Other liabilities	4,684	2,915

Total liabilities	26,435	19,674

SHAREHOLDERS’ EQUITY

Paid-in Capital (411,900 ordinary shares and 88,100 preferred shares authorized, issued and outstanding, note 12)	41,289	2,050
Legal reserve	1,843	305
Facultative reserve	20,701	—
Retained earnings	58,588	104,606
Accumulated other comprehensive loss	(1,134)	(541)

Total shareholders’ equity	121,287	106,420

Total liabilities and shareholders’ equity	$147,722	$126,094

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(stated in thousands of U.S. dollars)

	Year ended December 31,
	2005	2004	2003
REVENUES:
Operating revenues ($117,451, $85,085 and $76,024 with related parties, note 6)	$127,164	$93,914	$82,582

COST AND EXPENSES:

Operating expenses ($2,598, $2,198 and $1,709 with related parties, note 6)	(17,245)	(15,663)	(13,569)
Provincial production tax	(14,792)	(11,007)	(8,218)
Transportation and storage	(1,608)	(1,390)	(1,274)
Selling and administrative	(2,657)	(2,147)	(2,593)
Depreciation of property and equipment	(16,206)	(12,962)	(11,796)
Exploration expense	(839)	(263)	(1,505)
Taxes other than income	(3,603)	(2,475)	(2,895)
Financial (losses)	(680)	(1,689)	(1,279)
Foreign exchange gains (losses)	16	(15)	(1,086)
Other income (expense), net	450	876	(42)

Total cost and expenses	(57,164)	(46,735)	(44,257)

Income before income tax	70,000	47,179	38,325

Income tax	(26,540)	(18,609)	(16,244)

Net income	$43,460	$28,570	$22,081

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(stated in thousands of U.S. dollars)

				Accumulated
				other
	Capital	Legal	Facultative	comprehensive	Retained
Balance	stock	reserve	reserve	loss	earnings	Total
December 31, 2002	$2,050	$305	$—	$—	$89,955	$92,310

– Minimum pension liability (Note 10)	—	—	—	(277)	—	(277)
– Dividends	—	—	—	—	(15,000)	(15,000)
– Net income	—	—	—	—	22,081	22,081

December 31, 2003	2,050	305	—	(277)	97,036	99,114

– Minimum pension liability (Note 10)	—	—	—	(264)	—	(264)
– Dividends	—	—	—	—	(21,000)	(21,000)
– Net income	—	—	—	—	28,570	28,570

December 31, 2004	2,050	305	—	(541)	104,606	106,420

– Allocation of unappropriated retained earnings, as approved by Shareholders’ meeting (note 12)	39,239	1,538	37,701	—	(78,478)	-
– Minimum pension liability (Note 10)	—	—	—	(593)	—	(593)
– Dividends	—	—	(17,000)	—	(11,000)	(28,000)
– Net income	—	—	—	—	43,460	43,460

December 31, 2005	$41,289	$1,843	$20,701	$(1,134)	$58,588	$121,287

     The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(stated in thousands of U.S. dollars)

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$43,460	$28,570	$22,081

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property and equipment	16,206	12,962	11,796
Deferred income tax	(363)	(44)	(964)

Changes in assets and liabilities, net:
(Increase) decrease in assets:
Accounts receivable	21	(413)	1,783
Due from related parties	(6,391)	2,650	(9,136)
Inventories	(284)	(461)	430
Other receivables	90	122	767
Other assets	15	(14)	492
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	2,485	2,104	202
Due to related parties	68	5	(15)
Taxes payable and payroll	3,273	1,471	(2,160)
Other liabilities	(372)	1,437	647

Net cash provided by operating activities	58,208	48,389	25,923

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(30,117)	(16,544)	(8,725)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid	(28,000)	(21,000)	(15,000)

Net increase in cash and cash equivalents	91	10,845	2,198

Cash and cash equivalents at beginning of year	18,642	7,797	5,599

Cash and cash equivalents at end of year	$18,733	$18,642	$7,797

Supplemental cash flow information:
Interest paid	$1,183	$36	$32
Income taxes paid	$23,522	$16,626	$21,463
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(stated in thousands of U.S. dollars, except otherwise indicated)
1. CORPORATE ORGANIZATION
Petrolera Entre Lomas S.A. is an Argentine corporation. As of December 31, 2005, 2004 and 2003 the shareholders of the Company and their participations were as follows:

Petrobras Energía S.A.	19.21%
Apco Argentina Inc.	39.22%
Apco Argentina S.A.	1.58%
Petrobras Participacoes, S.L.	39.67%
Other	0.32%

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
The partners’ interests in the Entre Lomas concession as of December 31, 2005, 2004 and 2003 were as follows:

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
Oil and gas operation is high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

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
Cash and cash equivalents include highly liquid bank deposits of $18.7 million and $18.2 million of which $18.7 million and $16.5 million earned interest ranging from 1.00 to 4.00 and 1.00 to 2.00 percent in 2005 and 2004, respectively. The Company considers all investments with a maturity at three months or less when purchased to be cash equivalents.
Other receivables
This account mainly includes tax credits for Decree Federal Executive Power No. 652/02, deferred income tax asset and obligatory saving receivable detailed in note 3.
Inventories
Includes hydrocarbons and material and spares parts, which were accounted for at the lower of cost or market. The cost is determined by the first-in, first-out method.
Other assets
As of December 31, 2005 includes listed government trading securities accounted for at fair value and prepaid expenses.
As of December 31, 2004 includes prepaid expenses and unlisted government held-to-maturity securities. Considering that the Argentine Government declared the default on the payment of most its sovereign debt in 2002, the Company recognized an other than temporary impairment on these securities as of December 31, 2004, to their net realizable value.
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
During the last quarter of 2005 the drilling of an exploratory well was started which is in progress at December 31, 2005 amounting $0.6 million which has been capitalized.
As of December 31, 2004 and 2003 there were no capitalized exploratory drilling costs for which the determination of proved reserves was pending.
Oil and gas properties are depreciated over their productive lives using the units of production method, by applying the ratio of oil and gas produced to the proved developed oil and gas reserves. The Company’s remaining property and equipment are depreciated by the straight-line method based on their estimated useful lives, resulting in annual rates in a range of 10% to 33%.

The Company reviews its proved properties for impairment and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds fair value. For the years ended December 31, 2005, 2004 and 2003, the Company did not experience any impairment indicators.
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
As part of the adoption of SFAS 143, an engineering analysis was obtained which projected through the last year of the Entre Lomas concession term the number of wells that would require plugging and abandoning and the estimated cost to abandon a well. The Company estimates that there is no probability that it will be required to plug and abandon those wells that will continue to be producing wells upon the termination of the concession. The estimated asset retirement obligation as of December 31, 2005 and 2004 totaled $2,417 and $1,616. The change in total asset retirement obligation from December 31, 2004 to December 31, 2005 mainly relates to increase in the estimated cost of abandon a well.
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

Under the Agreement crude oil producers and refiners agreed to cap amounts payable for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the excess of the actual price of West Texas Intermediate (“WTI”), the crude oil type that serves as a reference price for crude oil sales contracts in Argentina, over the $28.50 temporary cap would be payable at such time as WTI fell bellow $28.50. The debt payable by domestic refiners to producers accrues interest at 7% per annum.
The price stability agreement was renewed until April 30, 2004. However, the decision to not renew the agreement does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50. As of December 31, 2005, the total price credit available to the Company from domestic refiners amounts to $6.3 million and will be recognized in revenues when the price of WTI falls bellow $28.50 and the Company continues to receive the $28.50 price until its respective price credits are collected. As of December 31, 2005 none of such amount has been recognized in revenues.
Derivative instruments
The Company does not usually use derivatives to hedge price volatility or for other purposes.
Recently issued accounting pronouncements
Accounting for Inventory costs
In November 2004, the FASB issued Statement 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). Statement No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal”. In addition, SFAS No.151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The Statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005.
Exchanges of Nonmonetary Assets
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
Accounting for Purchases and Sales of Inventory with the Same Counterparty
EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty” issued in September 2005, reached a consensus that inventory purchase and sale transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Opinion 29. The EITF also concluded that exchanges of inventory should be recognized at carryover basis except for exchanges of finished goods for either raw materials or work-in-process, which would be recognized at fair value.
The consensus is to be applied to new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Early application is permitted in periods for which financial statements have not been issued.
In the opinion of the Company’s management, the adoption of provisions of the accounting pronouncements described above will not have material effect on the Company’s financial position or result of operations.

3. OBLIGATORY SAVINGS RECEIVABLE
The Obligatory Savings Law, enacted in 1988, required all taxpayers to pay a five-year refundable obligatory savings deposit.
After a lengthy process before the courts, the Company paid a $6.7 million obligatory savings deposit in twelve installments during the period July 2000 to June 2001. The deposit is denominated in Argentine pesos and its principal will be refunded 5 years after the last installment was paid, plus interest based on Banco de la Nación Argentina (Argentine National Bank) savings rate.
The devaluation of the Argentine peso has resulted in a substantial loss in the dollar value of this Argentine peso denominated deposit during 2001 and 2002. As of December 31, 2005, the dollar value of the Company’s deposit is $2.4 million. The deposit is presented in the balance sheet within other current receivables. The Company expects to collect its deposit in cash when due.
4. INCOME TAX
The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 “Accounting for income taxes”.
Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at each year-end.
The provision for income taxes is comprised of:

	For the years ended
	2005	2004	2003
Current expense	$(26,903)	$(18,653)	$(17,208)
Deferred benefit	$363	$44	$964

	$(26,540)	$(18,609)	$(16,244)

Reconciliation of the tax provision to taxes calculated based on the statutory tax rates is as follows:

	For the years ended
	2005	2004	2003
Pre-tax income	$70,000	$47,179	$38,325
Statutory tax rate	35%	35%	35%

	$24,500	$16,513	$13,414
US dollar remeasurement effect	2,040	2,109	2,687
Tax adjustments and other	—	(13)	143

Income tax provision	$26,540	$18,609	$16,244

The deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets
Defined Benefit Pension Plan	$854	$510
Other assets	—	132
Other, net	11	3

Total deferred tax assets	$865	$645

Deferred tax liabilities — Property and equipment	(366)	(509)

Net deferred income tax asset	$499	$136

Current deferred income tax asset	—	132
Noncurrent deferred income tax asset	499	4

Net deferred income tax asset	$499	$136

5. PROPERTY AND EQUIPMENT
The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
Wells and other oil and gas field equipment	$243,556	$214,324
Other property and equipment	9,407	7,808

	252,963	222,132
Less accumulated depreciation	$(147,312)	$(131,106)

Total	$105,651	$91,026

6. RELATED PARTY TRANSACTIONS
As of December 31, 2005 and 2004, the balances from related parties were as follows:

	As of December 31,
Accounts receivable	2005	2004
Petrobras Energía S.A. (1)	$16,389	$9,998

(1)	As of December 31, 2005 and 2004, includes 27 and 9,504, respectively, related to accounts receivable from EG3 which was merged with and into Petrobras Energía S.A. during the first quarter of 2005.

Accounts payable

Petrobras Energía S.A. (1)	$204	$111
Oleoductos del Valle S.A. (2)	130	155

	$334	$266

(1)	As of December 31, 2004, includes 30 related to accounts payable to EG3 which was merged with and into Petrobras Energía S.A. during the first quarter of 2005.

(2)	Subsidiary of Petrobras Energía S.A.

For the years ended December 31, 2005, 2004 and 2003, revenues and expenses derived from related parties transactions were as follows:

	2005	2004	2003
Revenues from hydrocarbons sold
Petrobras Energía S.A. (1)	$117,451	$85,085	$68,047
Petróleo Brasileiro S.A. – Petrobras	—	—	7,977

	$117,451	$85,085	$76,024

(1)	For the years ended December 31, 2004 and 2003, includes $81,936 and $66,566, respectively, related to oil & gas sale revenues performed with EG3, which was merged with and into Petrobras Energía S.A. during the first quarter of 2005.
Expenses

Petrobras Energía S.A. (1)	$981	$799	$441
Oleoductos del Valle S.A. (2)	1,617	1,399	1,261
Petroleum Commercial Supply Inc. (2)	-	-	7

	$2,598	$2,198	$1,709

(1)	For the years ended December 31, 2004, includes $165 related to purchases and operating expenses performed with EG3, which was merged with and into Petrobras Energía S.A. during the first quarter of 2005.

(2)	Subsidiary of Petrobras Energía S.A.
Director’s Compensation totaled $360 for the year ended December 31, 2005 and $339 in each of the two years in the period ended December 31, 2004.
7. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
Major Customers
Sales to customers with greater than ten percent of total operating revenues consist of the following:

	% for the Years Ended December 31,
	2005	2004	2003
Petrobras Energía S.A. (1)	92.4	90.6	82.4
Petróleo Brasileiro S.A. – Petrobras	—	—	9.7

(1)	For the years ended December 31, 2004 and 2003, relates to oil & gas sale revenues performed with EG3, which was merged with and into Petrobras Energía S.A. during the first quarter of 2005.
Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer base and that upon expiration, the oil sales contracts of these customers will be extended or replaced.
8. DEFINED BENEFIT PENSION PLAN
The Company sponsors a defined benefit pension plan which covers all Company employees in payroll as of May 31, 1995. The objective of the plan is to supplement the national social security pension benefits of the employees of the Company. The plan requires from the Company a contribution to a fund, while no contribution is required from employees. The Company invests in high liquidity, low risk investments with minimal or no risk of loss of capital.

The fund’s assets have been contributed to a trust and are mainly invested on money market-mutual funds at December 31, 2005. The Bank of New York is the trustee and Watson Wyatt is the servicing agent expected.
The plan was amended in 1999, resulting in an increase of benefits to the employees. According with the provisions of SFAS 87 the Company has capitalized the effect of the amendment amortizing such asset according to the future service period of those employees active at the date of the amendment who are expected to receive benefits under the plan.

	2005	2004
Projected benefit obligation	$5,300	$4,053
Accumulated benefit obligation	$5,201	$4,024
Fair value of Plan Assets at year end	$2,808	$2,532
Funded Status of the plan (Underfunded)	$(2,492)	$(1,521)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(2,393)	$(1,492)
Intangible assets	154	206
Accumulated other comprehensive income	1,745	832

Net amount recognized	$(494)	$(454)

Net Periodic Benefit Cost	$391	$187
Employer contributions	$351	$176
Benefit paid	$205	$114
Increase in minimum liability included in other comprehensive income, net of tax	$593	$264

Asset Categories
Money market — mutual funds	100%	92%
Debt Securities	—	8%

Total	100%	100%

	2005	2004
Assumptions used to determine the benefit obligation and the net benefit cost:
Discount rate	6%	6%
Expected long-term rates of return on plan assets	4%	4%
Rate of compensation increase
up to 35 years of age	5%	5%
from 36 up to 49 years of age	1.5%	1.5%
The expected long-term rate of return is based on historical performance of the money market-mutual funds.

Contributions
The Company expects to contribute $816 to its pension plan in 2006.
Estimated Future Benefit Payment
The following benefit payments are expected to be paid.

Year	Benefit
2006	$311
2007	$311
2008	$327
2009	$342
2010	$366
2011-2015	$2,102
The Company uses a December 31 measurement date for the majority of its plan.
9. TAXES PAYABLE AND PAYROLL ACCOUNT AND NON-CURRENT OTHER LIABILITIES
At December 31, 2005 and 2004, taxes payable and payroll account consisted of the following:

	2005	2004
Income tax accrual	$10,613	$7,646
Provincial production taxes	1,394	941
Payroll	641	836
Other	632	584

	$13,280	$10,007

At December 31, 2005 and 2004, non-current other liabilities consisted of the following:

	2005	2004
Pension plan obligations	$2,336	$1,286
Asset retirement liability	2,348	1,567
Other long-term obligations	—	62

	$4,684	$2,915

10. COMPREHENSIVE INCOME
Comprehensive income is as follows:

	For the years ended December 31,
	2005	2004	2003
Net income	$43,460	$28,570	$22,081

Other comprehensive loss:
- Minimum pension liability adjustment	(913)	(406)	(426)
- Income tax benefit on other comprehensive loss	320	142	149

Other comprehensive loss	(593)	(264)	(277)

Comprehensive income	$42,867	$28,306	$21,804

11. RESTRICTIONS ON RETAINED EARNINGS AND FACULTATIVE RESERVE
According to effective legal regulations, 5% of the net income of the year must be appropriated to increase the legal reserve until reaching 20% of the capital stock.
In addition, dividends distributed in cash or in kind in excess of taxable income accumulated through the year-end immediately prior to payment or distribution date will be subject to a 35% income tax withholding as single and definitive payment. For the purposes of this tax, accumulated taxable income is defined as net income booked under Argentine GAAP as of the fiscal year-end immediately preceding the effective date of the law plus the taxable income determined as from such fiscal year.
Retained earnings and facultative reserve available for dividends under Argentine GAAP, in Argentine pesos, translated into US dollars at the exchange rate as of December 31, 2005 are $62,197.
12. COMPANY’S BYLAW AMENDMENTS
According to IGJ General Resolution No. 25/2004, the special shareholders’ meeting held on March 15, 2005, decided upon the allocation of unappropriated retained earnings increasing the “Capital stock” account for an amount of $ 39,239 and the “Legal reserve” by $ 1,538 as well as the booking of a “Facultative reserve” for an amount of $ 37,701.
In addition, such meeting approved the amendment to section 4 of the by-laws to increase capital stock from 500,000 to 115,857,699, which consists of 95,443,572 shares of common stock and 20,414,127 shares of preferred stock with a face value of ARS 1 per share. In addition, to adjust by-laws to General Resolution No. 1/2005, the shareholders’ meeting mentioned in the previous paragraph approved the amendment to section 9 of the by-laws to extend to three years the term to require directors’ guarantees, as from the time in which they cease holding office.
As of the issuance date of these financial statements, the amendments to by-laws regarding the increase in capital stock and the extension in the term of directors’ guarantees is pending registration with the Public Registry of Commerce. Once registered with the enforcement entity, the shares representing the whole capital stock will be issued and delivered to shareholders proportionately to their shareholdings, this abrogating the securities currently outstanding.
13. CONTINGENCIES
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
During 2004, the Company received notices from the Neuquén and Río Negro Provinces alleging incorrect computation of the provincial production taxes determined for such Provinces. As of December 31, 2004, the Company accrued as current liabilities the amounts that it considered were probable to be paid for these claims by $1.3 million.
After several negotiations, on June and July 2005 the Company paid the total amount claimed by the provincial authorities for $1.3 million.
As of December 31, 2005 the Company accrued as current liabilities $0.7 million that it considered are probable to be paid in connection with claims related to Río Negro provincial taxes.
14. SUBSEQUENT EVENTS
Subsequent to year-end, the General Ordinary Shareholders’ meeting of January 5, 2006, established the distribution of $3 million cash dividends.

INDEX TO EXHIBITS

Exhibit	Page
Number	Number	Description
*(3)		Memorandum of Association of Apco Argentina Inc. as amended August 20, 1980, as filed with Form 10-K of the Company for the fiscal year ended on December 31, 1980, Commission File No. 0-8933 dated April 30, 1981.

*(3)		Articles of Association of Apco Argentina Inc. as filed with Form 14 (Registration No. 2-6354), dated March 16, 1979.

*(10)		Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)		Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)		Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)		Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)		Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)		Contract dated December 1977, amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10)		Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10)		Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)		Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10)		Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10)		Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10)		Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the

Exhibit	Page
Number	Number	Description
		Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)		Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10)		Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

*(10)		English translation of stock purchase agreement by and between the Tower Fund L.P., Apco Argentina Inc., Netherfield Corporation, Sucursal Tierra del Fuego, Antartida e Islas del Atlantico Sur and Roch S.A. dated February 25, 2005 relating to the purchase by the Company of 79,752 shares of Rio Cullen-Las Violetas S.A. dated February 25, 2005 as filed with Form 10-K, No. 0-8933, dated March 14, 2005.

*(14)		Apco Argentina Inc. Code of Ethics as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

(23)	84	Consent of Independent Petroleum Engineers.

(24)	85-86	Power of attorney together with certified resolution.

(31.1)	87	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	88	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	89	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.