Form 10-K/A
period 2005-12-31
APCO ARGENTINA INC/NEW
filed 2006-03-13
CIK 311471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Documents Incorporated By Reference
List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
None

SIGNATURES
EXHIBIT INDEX
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

EXPLANATORY NOTE
Apco Argentina Inc. is filing this Amendment No. 1 to Form 10-K solely to replace in its entirety the Proved Oil, Condensate and Plant Products reserve reconciliation table contained in the Unaudited Supplemental Oil and Gas Information portion of Item 8. Financial Statements and Supplementary Data with the revised Proved Oil, Condensate and Plant Products reserve reconciliation table filed with this amendment. No other changes are being made by means of this filing.

Proved Oil, Condensate and Plant Products

	(Millions of Barrels)
	Consolidated	Equity
	Interests	Interests
December 31, 2002	11.2	13.8
Revisions of previous estimates:
Engineering revisions	(0.3)	(0.4)
Extensions and discoveries	0.4	0.5
Acquisition of reserves	—	0.5
Production	(0.9)	(1.2)

December 31, 2003	10.4	13.2

Proved developed as of December 31, 2003	6.5	8.2
Proved undeveloped as of December 31, 2003	3.9	5.0

December 31, 2003	10.4	13.2
Revisions of previous estimates:
Engineering revisions	—	(0.1)
Extensions and discoveries	0.6	0.7
Production	(1.0)	(1.2)

December 31, 2004	10.0	12.6

Proved developed as of December 31, 2004	6.0	7.5
Proved undeveloped as of December 31, 2004	4.0	5.1

December 31, 2004	10.0	12.6
Revisions of previous estimates:
Engineering revisions	0.4	1.0
Extensions and discoveries	0.5	0.6
Acquisition of reserves	—	0.5
Production	(1.0)	(1.4)

December 31, 2005	9.9	13.3

Proved developed as of December 31, 2005	5.5	7.3
Proved undeveloped as of December 31, 2005	4.4	6.0

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC. (Registrant)
Dated: March 13, 2006	By:	/s/ Thomas Bueno
Thomas Bueno
Attorney-in-fact

EXHIBIT INDEX
31.1 — Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 — Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 — Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.