Form 10-Q
period 2006-03-31
APCO ARGENTINA INC/NEW
filed 2006-05-05
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes   ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐         No  ☒

Class	Outstanding at April 29, 2006
Ordinary Shares, $.01 Par Value	7,360,311 Shares

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

Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled,” “could,” “may,” “should,” “continues,” “estimates,” “forecasts,” “might,” “potential,” “projects” or similar expressions. Although Apco Argentina Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our annual report on Form 10-K for the year ended December 31, 2005.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(Amounts in Thousands Except Share Amounts)	March 31,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$37,004	$28,670
Short term investments	2,397	6,125
Accounts receivable	6,066	5,737
Inventory	783	447
Other current assets	2,325	1,556

Total Current Assets	48,575	42,535

Property and Equipment:
Cost, successful efforts method of accounting	95,005	79,537
Accumulated depreciation, depletion and amortization	(56,057)	(46,837)

	38,948	32,700

Argentine investments, equity method	52,940	56,935
Deferred Argentine income taxes	353	350
Other assets	1,008	193

	$141,824	$132,713
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,633	$2,807
Affiliate payable	1,180	817
Accrued liabilities	1,536	1,366
Argentine income taxes payable	4,216	3,593
Dividends payable	2,208	1,840

Total Current Liabilities	12,773	10,423

Long-term liabilities	1,836	1,850
Minority Interest in Subsidiaries	142	135

Stockholders' Equity:
Ordinary shares, par value $.01 per share; 15,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(549)	(549)
Retained earnings	118,222	111,454
Total Stockholders' Equity	127,073	120,305

	$141,824	$132,713

The accompanying notes are an integral part of these consolidated statements.

Index

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Operating revenue	$13,020	$8,881

COSTS AND EXPENSES:

Operating expense	1,586	1,437
Provincial production taxes	1,417	982
Transportation and storage	196	110
Selling and administrative	1,219	1,064
Depreciation, depletion and amortization	1,850	1,298
Argentine taxes other than income	357	297
Exploration expense	455	32
Foreign exchange losses (gains)	53	(25)
Other expense	303	281
	7,436	5,476
TOTAL OPERATING INCOME	5,584	3,405
INVESTMENT INCOME
Financial and other revenue	359	120
Equity income from Argentine investments	5,266	3,362
	5,625	3,482
Minority Interest Expense	11	-
Income before Argentine income taxes	11,198	6,887
Argentine income taxes	2,222	1,658

NET INCOME AND OTHER COMPREHENSIVE INCOME	$8,976	$5,229

NET INCOME PER SHARE - BASIC AND DILUTED	$1.22	$0.71

Average ordinary shares outstanding - basic and diluted	7,360	7,360

The accompanying notes are an integral part of these consolidated statements.

Index

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$8,976	$5,229
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(5,266)	(3,362)
Dividends from investments	3,264	4,724
Interest on short term investments	(63)	(8)
Deferred income tax	(7)	(11)
Depreciation, depletion and amortization	1,850	1,298
Changes in accounts receivable	1,057	(680)
Changes in inventory	123	61
Changes in other current assets	(748)	(6)
Changes in accounts payable	429	383
Changes in affiliate payable	362	464
Changes in accrued liabilities	(29)	(168)
Changes in taxes payable	596	587
Minority Interest in Consolidated Subs	(7)	-
Changes in other assets, other liabilities and other noncurrent	376	168

Net cash provided by operating activities	10,913	8,679

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(4,530)	(1,971)
Purchase of short term investments	(2,397)	(2,319)
Proceeds from short term investments	6,188	1,315
Acquisition of shares of Rio Cullen - Las Violetas S.A.	-	(6,247)

Net cash used in investing activities	(739)	(9,222)

CASH FLOW FROM FINANCING ACTIVITIES:
Changes in cash overdrafts	-	(275)
Dividends paid ($0.25/share in 2006 & $0.1625/share in 2005)	(1,840)	(1,196)

Net cash used in financing activities	(1,840)	(1,471)

NET INCREASE OR (DECREASE) IN CASH AND CASH EQUIVALENTS	8,334	(2,014)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	28,670	25,084

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$37,004	$23,070

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General

The unaudited, consolidated financial statements of Apco Argentina Inc. (the “Company”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three months ended March 31, 2006 and 2005. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Within the Consolidated Statement of Income presented in this report for the three months ended March 31, 2005, the Company has reclassified equity income from certain Argentine investments and interest income and other revenues from revenues to investment income. This reclassification has been made so that the Consolidated Statements of Income for both periods presented herein conform to current presentation that was adopted in the third quarter of 2005.

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

As described in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

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

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities, if any.

(5)	Investments in Argentine Oil and Gas Companies

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S.A. (“Petrolera”). As described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K, the Company accounted for its investment in Rio Cullen Las Violetas S.A. (“RCLV”) using the equity method of accounting throughout 2005. The carrying value of the equity investment at December 31, 2005 was $5,997,000. In November 2005, the Company’s stock interest in RCLV was converted to a stock interest in a newly formed subsidiary incorporated in Argentina, Apco Austral S.A. Effective January 1, 2006, the Company’s direct participation interests in the three concessions on the island of Tierra del Fuego located at the southernmost tip of Argentina (the “TDF Concessions”) formerly held by RCLV will be proportionately consolidated into the Company’s financial statements through the consolidation of Apco Austral S.A., a 95% owned subsidiary.

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment account and is also recorded as equity income (loss) from Argentine investments. Dividends are recorded as reductions of the investment account.

Summarized unaudited financial position and results of operations of Petrolera are as follows:

Financial position

(Amounts in Thousands)	March 31, 2006	December 31, 2005

Current assets	$45,454	$41,160
Non current assets	$110,300	$106,562
Current liabilities	$24,956	$21,751
Non current liabilities	$4,608	$4,684

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Results of operations

(Amounts in Thousands)	Three months ended March 31,
	2006	2005

Revenues	$36,227	$26,896
Expenses other than income taxes	$15,384	$11,681
Net income	$12,906	$9,202

(6)	Legal Contingencies

Certain conditions may exist as of the date of financial statements which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Contingent liabilities are assessed by the Company’s management based on the opinion of the Company's legal counsel and available evidence. Such contingencies could include outstanding lawsuits or claims for possible damages to third parties in the ordinary course of the Company’s business, as well as third party claims arising from disputes concerning the interpretation of legislation. If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount can be estimated, a liability is accrued. If the assessment indicates that a potential loss contingency is not probable, but is reasonably possible, or is probable but it cannot be estimated, then the nature of the contingent liability, together with an estimate of the possibility of occurrence, is disclosed in a note to the financial statements. Loss contingencies considered remote are not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed. However, in some instances in which disclosure is not otherwise required, the Company may disclose contingent liabilities of an unusual nature which, in the judgment of management, may be of interest to the users of the financial statements. As facts concerning contingencies become known to the Company, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

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

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, it is premature to reach a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding. There have been no new developments with respect to this matter since the Company filed its formal response in December 2004.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors that have affected the Company’s financial condition and results of operations during the periods covered by this report.

FINANCIAL CONDITION

Internally generated cash flow from the Company’s interests in the Entre Lomas concession has been and continues to be the Company’s primary source of liquidity. In the past, both during calm periods and turbulent periods in Argentina’s economy, the Entre Lomas concession has had the ability to finance development and exploration expenditures with internally generated cash flow. Historically, the Company has not relied on other sources of capital such as debt or equity, in part due to the Company’s focus on development of the Entre Lomas concession, but also due to the turmoil that has periodically affected Argentina’s economy.

Although the Company has interests in several oil and gas concessions in Argentina, its direct participation in the Entre Lomas concession and its equity interest in Petrolera generate over 90 percent of its revenue.

During the three months ended March 31, 2006 the Company generated cash flow from operating activities of $10.9 million that included $3.3 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $8.4 million and dividends from Argentine investments of $4.7 million for the same period in 2005.

Of the $10.9 million of operating cash flow generated during the just completed quarter, $4.5 million was used for the Company’s capital program that included $2.4 million invested for development drilling in the Entre Lomas concession and $1.2 million invested for development drilling in the TDF Concessions. In addition, during the quarter $1.8 million of shareholder dividends were paid. As of March 31, 2006, the Company had accumulated cash, cash equivalents, and short-term investments of $39.4 million, representing an increase for the first three months of $4.6 million.

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

Index

OVERVIEW

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major producing oil countries, the war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. During 2004 and 2005, weather related events and the realization that the world’s excess productive capacity had almost disappeared pushed commodities markets to raise the price of oil from $30 per barrel to record levels above $60. During the first quarter of 2006, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has oscillated in a range from $55 to $65 per barrel. Although drilling activity worldwide increased sharply in 2005 in response to favorable oil prices, and economic growth could be negatively impacted by sustained higher oil prices, current market forecasts indicate that oil prices may remain at $50 or above for the foreseeable future.

Since Argentina’s economic crisis of 2002, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and avoid inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers as the price of oil increases. Consequently, increases in oil prices have benefited oil producers outside of Argentina more than the Company. Nevertheless, the Company has experienced substantial oil price increases as described in the following paragraph.

As reflected in the statistical table on page 16, although the price of crude oil has been above $55 per barrel for all of the first quarter 2006 the Company’s per barrel crude oil sales price during the current quarter, including its equity interests, averaged $42.12 compared with $34.66 for the comparable quarter in 2005.

Although, the level of oil prices achieved in 2006 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during the remainder of 2006 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As described in the following paragraph, gas prices in Argentina have been on the rise since 2004. The statistical table on page 16 reflects that during the first quarter of 2006 the Company’s average natural gas sale price per mcf averaged $1.28 compared with $.86 during the comparable quarter in 2005.

Index

Events in Argentina in 2004 caused gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004 and stimulated by low gas prices resulting from a natural gas price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas. The result was a natural gas and power supply shortage during 2004 that has continued into 2006. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. During the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties in accordance with price increases permitted by the Secretary of Energy. Gas prices to residential customers remain frozen. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2006. As described in the previous paragraph, this increasing trend is evident in the gas prices the Company has realized since the beginning of 2004. Furthermore, Argentina is importing gas from Bolivia at prices exceeding $3.00 per mcf, or significantly greater than sales prices for gas produced in Argentina while prices for gas sold in Argentina for residential use continue frozen at less than 50 cents per mcf.

Product Volumes

During the three months ended March 31, 2006, oil sales volumes, net to the Company’s combined consolidated and equity interests, totaled 564.2 thousand barrels (“mbbls”), an increase of eleven percent when compared with 507.6 mbbls during the comparable quarter in 2005. The increase is due primarily to favorable results generated by the 2006 Entre Lomas drilling campaign with an additional contribution made by a full three months of volumes contributed by the TDF Concessions in the current quarter versus one and one-half months of volumes during the same quarter in the previous year.

During the first quarter of 2006, gas sales volumes, net to the Company’s combined consolidated and equity interests, totaled 1.5 billion cubic feet (“bcf”), an increase of seven percent when compared with 1.4 bcf during the comparable quarter in 2005. This increase is due almost entirely to the contribution made by a full three months of volumes contributed by the TDF Concessions in the current quarter versus one and one-half months of volumes during the same quarter in the previous year.

Liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 5.3 thousand tons during the first quarter of 2006, an increase of seventeen percent when compared with 4.5 thousand tons during the comparable period in 2005. The increase is the result of greater volumes from the Entre Lomas concession and the contribution made by a full three months of volumes contributed by the TDF Concessions in the current quarter versus one and one-half months of volumes during the same quarter in the previous quarter.

Capital Program

During the first quarter of 2006, the Company’s capital expenditures net to its consolidated interests totaled $4.5 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas and TDF concessions. During the first quarter 2006, in Entre Lomas, five wells that were in progress at the end of 2005 were completed and put on production, seven wells were drilled, completed and put on production, and four wells were in progress at the end of March. By the end of the current quarter, the Entre Lomas partners agreed to amend the 2006 capital program adding five additional wells to be drilled thereby bringing the total number of wells to be drilled in 2006 to 31.

In Acambuco, capital expenditures continued on the construction of the Acambuco gas pipeline required to transport Macueta field gas production to market. In the TDF Concessions, capital expenditures for the current quarter totaled $1.2 million and consisted primarily of outlays for continuing the 16 well drilling program that commenced in November of 2005 that is estimated to be completed in August 2006. An update of drilling results in Tierra del Fuego is provided in the following section.

Index

Capital investments pertaining to the Company’s equity interest in Petrolera not reflected as such in the Consolidated Statement of Cash Flows represent an additional $3.1 million, for a combined capital investment total for the Company during the quarter of $7.6 million.

Progress of Tierra del Fuego Drilling

In late February 2006, the TDF Concession partners commenced drilling the Los Patos 1004 well in a position targeting a downdip extension of the existing producing reservoir over one kilometer south of the newly drilled Los Patos 1002 and Los Patos 1003 wells, both of which tested gas and condensate volumes that were far greater than producing volumes of existing wells in this field. An objective of the Los Patos 1004 was to locate a possible oil rim similar to those that exist in other Springhill gas reservoirs in the Austral basin. The well appears to have found the southern limit of this field but identification of an oil column at this location is not confirmed because the well was unresponsive during initial testing and is currently under observation. The Company and its partners intend to fracture stimulate this well in the near future.

Reference is made to the section “Tierra del Fuego” on page 8 of the Company’s 2005 Form 10-K for a description of results of the first six wells out of sixteen wells scheduled to be drilled by August 2006 and investments underway to increase total gas deliverability in the Las Violetas concession. The more recent drilling activity is described in the following paragraphs.

In March 2006, the partners drilled the Los Flamencos 1002 well to the southeast of the recently drilled Los Flamencos 1001 well. Although wells are on production in the Los Flamencos field, this well encountered original reservoir pressures. Upon completion, the well tested gross daily rates of 3.1 mmcf of gas and 44 bbls of condensate through a 16 mm choke. All wells drilled to this point have been drilled in the Las Violetas concession.

The eighth well in the program, the Rio Cullen 1001 was an exploration well drilled in April 2006 in the Rio Cullen concession that investigated Springhill formation pinch outs against the western face of a volcanic high that is located east of the producing Rio Cullen field. The Springhill interval encountered was not productive and the well has been abandoned. Immediately thereafter, we commenced drilling the Rio Cullen 1(bis) that is a twin to the Rio Cullen 1 well drilled many years ago that had gas productive potential but today is not in condition to be put on production.

During the current quarter, production facilities investments continue with the objective of entering into gas and condensate sales contracts by the third quarter of 2006.

Cañadón Ramirez Concession

Late in 2005, the Company drilled the Los Monos Norte a-12 well on the Los Monos structure to a depth of 4,921 feet. The well was completed in the Bajo Barreales formation and put on production in January 2006 with an initial daily production rate of 14 barrels. Capital expenditures incurred in the first quarter of 2006 related to this well total $278 thousand. In January 2006, the Company drilled the Los Monos Norte a-13 well, also on the Los Monos structure, to a depth of 4,823 feet. This well was found to be not productive and $408 thousand was recorded as exploration expense during the quarter. Although results in Cañadón Ramirez have so far been disappointing, as of today, it is the Company’s intention to continue investigation of the Cañadón Ramirez concession by drilling additional wells during 2006. To date, except the costs of the Los Monos Norte a-12 well, all capital invested in Canadon Ramirez and costs associated with the acquisition of the Company’s interest have been written off.

Index

RESULTS OF OPERATIONS

The following represents a comparison of results of operations for the three months ended March 31, 2006 compared with the same three month period in 2005.

During the current quarter, the Company generated net income of $9 million. This represents an improvement of $3.8 million compared with net income of $5.2 million for the same quarter in 2005. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments.

Operating revenues improved by $4.1 million due to increased oil, gas, and LPG average sales prices as well as higher volumes for all three products. Part of the volume increase is due to proportionately consolidating the TDF Concessions’ interests effective January 2006, compared to the first quarter of 2005 for which a comparable amount was not included in operating revenues but rather was recorded through equity income from Argentine investments. For a further discussion of the change to proportional consolidation of the Company’s interests in the TDF Concessions, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s 2005 Form 10-K.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $42.47 per barrel (“bbl”), $1.22 per thousand cubic feet (“mcf”), and $392.72 per ton, respectively, during the current quarter, compared with $34.40 per bbl, $.91 per mcf, and $346.09 per ton, respectively, for the same quarter in 2005.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 256 thousand barrels of oil (“mbbls”), 918.5 million cubic feet of gas (“mmcf”), and 2.6 thousand tons of LPG, respectively, during the current quarter, compared with 221 mbbls, 684 mmcf, and 1.9 thousand tons, respectively, for the same quarter in 2005.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $1.9 million during the current quarter compared with the same quarter in 2005. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company. Equity income from Argentine investments in the first quarter of 2005 includes a loss of $393 thousand derived from the Company’s equity participation in the TDF Concessions through its stock interest in RCLV S.A.

Operating expense increased by $149 thousand during the current quarter compared with the same quarter in 2005. The increase is primarily due to proportionately consolidating expenses from the TDF Concessions beginning in the first quarter 2006 without a comparable amount included in operating expense for 2005.

Provincial production taxes and Argentine income taxes rose by $435 thousand and $564 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

Selling and administrative expense rose by $155 thousand during the current quarter compared with the same quarter in 2005. The increase is due to a combination of factors that include increased home office overhead and increased salaries and employee related taxes in the companies Argentine branch and increased expenses of marketing the Company’s products.

Index

Depreciation, depletion and amortization expense increased by $552 thousand compared to the first quarter of 2005 primarily due to increased production and the impact of increased drilling costs in the Entre Lomas concession from 2005 that began to be depreciated in 2006. Another factor contributing to the increase is the inclusion of depreciation expense related to the TDF Concessions without a prior year comparable amount.

Exploration expense increased by $423 thousand for the first quarter of 2006 as a result of the unsuccessful LMN a-13 well drilled in the Cañadón Ramirez concession.

Financial and other revenue increased by $239 thousand due to greater yields on the Company’s financial investments and higher balances of cash equivalents and short term investments compared to the first quarter of 2005.

Index

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the three months ended March 31, for the years indicated. Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Three months ended March 31,
	2006	2005
Volumes consolidated interests
Crude oil and condensate (bbls)	256,445	221,441
Gas (mcf)	918,524	683,882
LPG (tons)	2,570	1,855
Volumes equity interests
Crude oil and condensate (bbls)	307,727	286,127
Gas (mcf)	627,595	726,905
LPG (tons)	2,776	2,600
Total volumes
Crude oil and condensate (bbls)	564,172	507,569
Gas (mcf)	1,546,119	1,410,787
LPG (tons)	5,346	4,455
Average sales prices consolidated interests
Oil (per bbl)	$42.47	$34.40
Gas (per mcf)	1.22	.91
LPG (per ton)	392.72	346.09
Average sales prices equity interests
Oil (per bbl)	$41.83	$34.86
Gas (per mcf)	1.36	.82
LPG (per ton)	384.26	344.64
Average sales prices - total
Oil (per bbl)	$42.12	$34.66
Gas (per mcf)	1.28	.86
LPG (per ton)	388.32	345.25
Average production cost
Oil, gas, and LPG (per boe)	$4.18	$4.00
Average depreciation costs
Oil, gas, and LPG (per boe)	$4.72	$3.49

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

Average production and depreciation costs are calculated using total costs divided by production volumes expressed in ("boe"). A mcf of gas is equivalent to 6 barrels of oil equivalent and 1 ton of LPG is equivalent to 11.735 barrels of oil equivalent.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, without considering the effects of hedging, would on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is due to the reduction factors incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. For example, a fluctuation in the price of WTI from $36 to $37 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income, and net income of approximately $878 thousand, $661 thousand, and $1.1 million, respectively. However, a fluctuation in the price of WTI from $60 to $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income, and net income of approximately $491 thousand, $387 thousand, and $655 thousand, respectively.

The Company did not use derivatives to hedge price volatility in 2005. The Company has not entered into hedging contracts in 2006.

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

Argentine Economic and Political Environment

Argentina has a history of economic instability. Because the Company’s operations are exclusively located in Argentina, its operations and financial results have been, and could be in the future, adversely affected by economic, market, currency and political instability in the country as well as measures taken by the government in response to such instability.

Reference is made to the section “Argentina and Political Environment” on page 27 of the Company’s 2005 Form 10-K for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Over the last three years Argentina has been recovering from its economic crisis and its economy has grown at an annual rate of nine percent. Argentine economists are expecting economic growth of five percent for 2006. Of course, the growth experienced by Argentina during the last three years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At March 31, 2006 the peso to US dollar exchange rate was 3.08:1.

In January 2006, Argentina paid off its $10 billion debt with the International Monetary Fund.

Today Argentina finds itself in a delicate economic situation that combines high levels of external indebtedness with high levels of unemployment.

Index

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

First Quarter 2006 Changes in Internal Controls over Financial Reporting

There has been no material change in the Company’s Internal Controls that occurred during the Company’s first fiscal quarter.

Index

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

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC.
(Registrant)

By:	/s/ Landy L. Fullmer
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer of the Registrant)

May 5, 2006

Index

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