Form 10-K/A
period 2005-12-31
APCO ARGENTINA INC/NEW
filed 2006-08-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

EXPLANATORY NOTE

Apco Argentina Inc. is filing this Amendment No. 2 to Form 10-K solely to replace in its entirety the table contained in Part III, Item 14. Principal Accountant Fees and Services with the revised table presenting fees for audit services rendered by Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, for the years ended December 31, 2005 and December 31, 2004 and fees billed by E&Y with respect to those periods for other services to Principal Accountant Fees and Services filed with this amendment.  No other changes are being made by means of this filing.

	2005	2004
Audit fees: (1)	$231,364	$183,000
Audit-related fees: (2)	3,470	5,000
Tax fees: (3)	---	3,000
All other fees: (4)	---	---
Total	$234,834	$191,000

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

APCO ARGENTINA INC.
(Registrant)

Dated: August 7, 2006	By:	/s/ Thomas Bueno
Thomas Bueno
Attorney-in-fact

EXHIBIT INDEX

31.1 - Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.