Form 10-Q
period 2006-06-30
APCO ARGENTINA INC/NEW
filed 2006-08-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR
*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes   ☒   No   *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer   *                Accelerated Filer   ☒             Non-Accelerated Filer  *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  *     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of com-mon stock as of the latest practicable date.

Class	Outstanding at July 31, 2006
Ordinary Shares, $.01 Par Value	7,360,311 Shares

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

Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled," "could," “may,” “should,” "continues," "estimates," "forecasts," "might," "potential," "projects" or similar expressions. Although Apco Argentina Inc. believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this document. Additional information about issues that could cause actual results to differ materially from forward-looking statements is contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(Amounts in Thousands Except Share and Per Share Amounts)	June 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$30,918	$28,670
Short term investments	7,839	6,125
Accounts receivable	7,600	5,737
Affiliate receivables	158	-
Inventory	767	447
Other current assets	2,218	1,556

Total Current Assets	49,500	42,535

Property and Equipment:
Cost, successful efforts method of accounting	100,401	79,537
Accumulated depreciation, depletion and amortization	(58,046)	(46,837)

	42,355	32,700

Argentine investments, equity method	55,124	56,935
Deferred Argentine income taxes	360	350
Other assets	1,037	193

	$148,376	$132,713
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,213	$2,807
Affiliate payables	379	817
Accrued liabilities	1,659	1,366
Argentine income taxes payable	2,631	3,593
Dividends payable	2,208	1,840

Total Current Liabilities	11,090	10,423

Long-term liabilities	1,951	1,850
Minority Interest in Subsidiaries	149	135

Stockholders' Equity:
Ordinary shares, par value $.01 per share;15,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(549)	(549)
Retained earnings	126,335	111,454
Total Stockholders' Equity	135,186	120,305

	$148,376	$132,713

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES
Operating revenue	$14,580	$9,980	$27,600	$18,861

COSTS AND EXPENSES:

Operating expense	2,130	1,522	3,716	2,959
Provincial production taxes	1,605	1,149	3,022	2,131
Transportation and storage	204	125	400	235
Selling and administrative	672	542	1,891	1,606
Depreciation, depletion and amortization	1,990	1,384	3,840	2,682
Argentine taxes other than income	760	647	1,117	944
Exploration expense	144	21	599	53
Foreign exchange (gains)	(66)	(34)	(13)	(59)
Other expense	550	109	853	390
	7,989	5,465	15,425	10,941
TOTAL OPERATING INCOME	6,591	4,515	12,175	7,920
INVESTMENT INCOME
Financial and other revenue	396	185	755	305
Equity income from Argentine investments	5,854	4,287	11,120	7,649
	6,250	4,472	11,875	7,954
Minority Interest Expense	4	-	15	-
Income before Argentine income taxes	12,837	8,987	24,035	15,874
Argentine income taxes	2,515	1,986	4,737	3,644

NET INCOME AND OTHER COMPREHENSIVE INCOME	$10,322	$7,001	$19,298	$12,230

NET INCOME PER SHARE - BASIC AND DILUTED	$1.40	$0.95	$2.62	$1.66

Average ordinary shares outstanding - basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended June 30
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$19,298	$12,230
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(11,120)	(7,649)
Dividends from investments	6,934	7,172
Deferred income tax	(14)	(5)
Interest on short term investments	(93)	-
Depreciation, depletion and amortization	3,840	2,682
Changes in accounts receivable	(478)	(338)
Changes in affiliate receivable	(705)	-
Changes in inventory	139	(98)
Changes in other current assets	(642)	(109)
Changes in accounts payable	1,008	835
Changes in affiliate payables	108	578
Changes in accrued liabilities	68	(370)
Changes in Argentine income taxes payable	(962)	231
Minority Interest in consolidated subsidiaries	14	-
Changes in dividends payable	-	(1,196)
Changes in other assets	448	(390)

Net cash provided by operating activities	17,843	13,573

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(9,927)	(4,587)
Purchase of short term investments	(10,236)	(4,343)
Proceeds from short term investments	8,616	2,311
Acquisition of shares of Rio Cullen - Las Violetas S.A.	-	(6,630)

Net cash used in investing activities	(11,547)	(13,249)

CASH FLOW FROM FINANCING ACTIVITIES:
Changes in cash overdrafts	-	(275)
Dividends paid ($0.55 in 2006 & $0.3250/share in 2005)	(4,048)	(1,196)

Net cash used in financing activities	(4,048)	(1,471)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,248	(1,147)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	28,670	25,084

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$30,918	$23,937

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six month periods ended June 30, 2006 and 2005. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Within the Consolidated Statements of Income presented in this report for the three and six months ended June 30, 2005, the Company has reclassified equity income from Argentine investments and interest income and other revenues from revenues to investment income. This reclassification has been made so that the Consolidated Statements of Income for both periods presented herein conform to the current presentation that was adopted in the third quarter of 2005.

(2)	Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

(3)	Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability equal to the present value of expected future asset retirement obligations in accordance with the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Income Taxes

As described in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina not subject to tax in other jurisdictions that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.

(5)	Investments in Argentine Oil and Gas Companies

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S.A. (“Petrolera”). As described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K, the Company accounted for its investment in Rio Cullen Las Violetas S.A. (“RCLV”) using the equity method of accounting throughout 2005. The carrying value of the equity investment at December 31, 2005 was $5,997,000. In November 2005, the Company’s stock interest in RCLV was converted to a stock interest in a newly formed subsidiary incorporated in Argentina, Apco Austral S.A. Effective January 1, 2006, the Company’s direct participation interests in the three concessions on the island of Tierra del Fuego located at the southernmost tip of Argentina (the “TDF Concessions”) formerly held by RCLV have been proportionately consolidated into the Company’s financial statements through the consolidation of Apco Austral S.A., a 95 percent owned subsidiary.

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments. Dividends are recorded as reductions of the investment accounts.

Summarized unaudited financial position and results of operations of Petrolera are as follows:

Financial position

(Amounts in Thousands)	June 30, 2006	December 31, 2005

Current assets	$44,095	$41,160
Non current assets	$115,294	$106,562
Current liabilities	$23,046	$21,751
Non current liabilities	$4,879	$4,684

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Results of operations

(Amounts in Thousands)	Six months ended June 30,
	2006	2005

Revenues	$77,000	$57,511
Expenses other than income taxes	$30,839	$24,636
Net income	$27,253	$19,640

(6)	Legal Contingencies

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

(7)	Recent Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We will adopt the Interpretation beginning in 2007 and will adjust the January 1, 2007 opening balance of retained earnings. We will assess the impact of the Interpretation on our Consolidated Financial Statements.

In June 2006, the FASB ratified EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” This is effective for interim and annual reporting periods beginning after December 15, 2006 and will require the financial statement disclosure of any significant taxes recognized on a gross basis. We will review our disclosures in our Consolidated Financial Statements.

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

Although the Company has interests in several oil and gas properties in Argentina, its direct participation in the Entre Lomas concession and its equity interest in Petrolera generate over 90 percent of its cash flow.

During the six months ended June 30, 2006 the Company generated cash flow from operating activities of $17.8 million that included $6.9 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $13.6 million and dividends from Argentine investments of $7.2 million for the same period in 2005.

Of the $17.8 million of operating cash flow generated during the just completed six months, $9.9 million was used for the Company’s capital program, of which almost the entire amount represented funds used for development drilling programs, and $4 million was paid to the Company’s shareholders in the form of dividends. As of June 30, 2006, the Company had accumulated cash, cash equivalents, and short-term investments of $38.8 million, representing an increase for the year of $4 million.

At present, management intends to execute its planned development activities in the Entre Lomas and Las Violetas concessions and its other Argentine oil and gas properties, and to seek additional ways to invest in exploration and reserve acquisition opportunities in order to achieve continuing growth. For the present, the Company has no plans to seek external sources of financing and, as such, the Company plans to finance these activities by continuing to deploy the Company’s existing financial resources combined with cash flow generated by operations.

OVERVIEW

Net Income

Through the six months ended June 30, 2006, the Company generated net income of $19.3 million, the highest income ever reported by the Company over the first six months of a year. As described in the following paragraphs, these record levels of income are the result of increased prices for all of the Company’s products and capitalizing on the current favorable oil price environment by successfully increasing production levels as a result of accelerating our development drilling activities.

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

Index

For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major oil producing countries, the continuing war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. During 2004 and 2005, weather related events and the realization that the world’s excess productive capacity had almost disappeared pushed commodities markets to raise the price of oil from $30 per barrel to record levels above $60. During the first six months of 2006, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has oscillated in a range from $60 to $70 per barrel while at times exceeding $70. Although drilling activity worldwide increased sharply in 2005 and thus far in 2006 in response to favorable oil prices, and economic growth could be negatively impacted by sustained higher oil prices, current market forecasts indicate that prices may remain at these levels for the foreseeable future.

Since Argentina’s economic crisis of 2002, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and minimize inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax that has been raised on multiple occasions, has encouraged producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers as the price of oil increases. Consequently, increases in oil prices have benefited oil producers outside of Argentina more than the Company. Nevertheless, the Company has experienced substantial oil price increases as described in the following paragraph.

As reflected in the statistical table on page 19, although the price of crude oil has been above $60 per barrel for much of the first six months of 2006, the Company’s per barrel crude oil sales price during the six months, including its equity interests, averaged $43.38 compared with $34.66 for the comparable six months in 2005.

Although the level of oil prices achieved in 2006 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during the remainder of 2006 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As described in the following paragraph, gas prices in Argentina have been on the rise since 2004. The statistical table on page 19 reflects that during the first six months of 2006, the Company’s average natural gas sale price per thousand cubic feet (“mcf”), including its equity interests, averaged $1.30 compared with $.86 during the comparable period in 2005. In addition, the average natural gas sale price per mcf for the comparable period in 2004 was $.59.

Events in Argentina in 2004 caused gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004 and stimulated by low gas prices resulting from a natural gas price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas. The result was a natural gas and power supply shortage during 2004 that has continued into 2006. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. During the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2006. As described in the previous paragraph, this increasing trend is evident in the gas prices the Company has realized since the beginning of 2004. Furthermore, Argentina has recently agreed to raise the price of imported gas purchased from Bolivia to prices exceeding $5.00 per mcf, or significantly greater than sales prices for gas produced in Argentina. Gas prices to residential customers remain frozen at less than 50 cents per mcf.

Index

Product Volumes

During the six months ended June 30, 2006, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1.18 million barrels (“mmbbls”), an increase of 130 thousand barrels (“mbbls”), or twelve percent when compared with 1.05 mbbls sold during the comparable period in 2005. Approximately 90 percent of the increase is due to favorable results generated by the Entre Lomas development drilling campaign, while the remaining 10 percent of the increase represents sales volume increases generated by the TDF Concessions.

In order to provide additional perspective regarding current oil sales volumes, the Company’s comparable six month oil sales volumes for the years 2004 and 2003, net to the Company’s consolidated and equity interests, totaled 964.2 and 935.4 mbbls, respectively.

During the six months ended June 30, 2006, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 3.033 billion cubic feet (“bcf”), an increase of 116 million cubic feet, or four percent when compared with 2.917 bcf sold during the comparable period in 2005. The increase relates to greater Entre Lomas, Acambuco, and Tierra del Fuego gas volumes. Tierra del Fuego volumes in 2006 were negatively impacted by a compressor overhaul completed in the second quarter.

During the six months ended June 30, 2006, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 10.1 thousand tons, an increase of six percent when compared with 9.5 thousand tons sold during the comparable period in 2005. The greater volumes are primarily the result of increased LPG production in the Entre Lomas concession, with some volume increase contributed by the TDF Concessions. The volume increase contributed by the TDF Concessions was also negatively impacted by the compressor overhaul mentioned above.

Capital Program

During the six months ended June 30, 2006, the Company’s capital expenditures net to its consolidated interests totaled $9.9 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas and Las Violetas concessions. As of the close of the second quarter, in Entre Lomas, 18 wells had been drilled, completed, and put on production and three additional wells had commenced drilling and were in various stages of drilling or completion. During this period, Entre Lomas capital expenditures net to the Company’s consolidated interest totaled $5.9 million. The Company and its partners plan to drill 36 wells in 2006.

In Acambuco, capital expenditures net to the Company’s interest totaled $0.5 million. During the first six months of 2006, construction of the Acambuco gas pipeline required to transport Macueta field gas production to market was completed, while operations commenced to complete the Macueta 1001(bis) well which is expected to start production in August 2006. In addition, the Acambuco partners started drilling the Macueta 1003 well that will require almost one year to reach total depth.

Index

In the TDF Concessions, capital expenditures for the current six month period totaled $3.1 million. This amount includes the Company’s net share of expenditures for continuing the development drilling program that commenced in November of 2005 and for increasing capacity of compression and transportation facilities that will enable the joint venture partners to approximately double natural gas production and sales volumes in the third quarter. During the six months ended June 30, 2006, the Company participated in the drilling of eight Tierra del Fuego wells. Of these, six were completed, one is currently awaiting completion, and one was abandoned and charged to exploration expense during the current quarter. An update of drilling results in Tierra del Fuego is provided in the following section.

Capital investments pertaining to the Company’s equity interest in Petrolera not reflected as such in the Consolidated Statement of Cash Flows represent an additional $7.7 million, for a combined capital investment total for the Company’s consolidated and equity interests of $17.6 million during the first six months of 2006.

Progress of Tierra del Fuego Drilling

Reference is made to the section “Tierra del Fuego” on page 8 of the Company’s 2005 Annual Report on Form 10-K for a description of results of the first six wells drilled and investments underway to increase total gas deliverability in the Las Violetas concession. Of the six wells described in the 2005 Annual Report on Form 10-K, three were drilled in early 2006. The more recent drilling activity is described in the following paragraphs.

In late February 2006, the TDF Concession partners commenced drilling the Los Patos 1004 well in a position targeting a downdip extension of the existing producing reservoir over one kilometer south of the previously drilled Los Patos 1002 and Los Patos 1003 wells, both of which tested gas and condensate volumes that were far greater than producing volumes of existing wells in this field. An objective of the Los Patos 1004 was to locate a possible oil rim similar to those that exist in other Springhill gas reservoirs in the Austral basin. The well appears to have found the southern limit of this field but identification of an oil column at this location is not confirmed because the well was unresponsive during initial testing. At this stage, it is believed the well may not be productive, but a final determination will not be made until the subsequently drilled Los Patos 1005 well is tested.

In March 2006, the partners drilled the Los Flamencos 1002 well to the southeast of the previously drilled Los Flamencos 1001 well. Although wells are on production in the Los Flamencos field, this well encountered original reservoir pressures. Upon completion, the well tested gross daily rates of 3.1 million cubic feet (“mmcf”) of gas and 44 barrels of condensate through a 16 millimeter choke.

The eighth well, the Rio Cullen 1001, was an exploration well drilled in April 2006 in the Rio Cullen concession that investigated Springhill formation pinch outs against the western face of a volcanic high that is located east of the producing Rio Cullen field. The Springhill interval encountered was not productive and the well has been abandoned. The Company’s net share of the cost of this well, $121 thousand, was recorded as exploration expense in the second quarter. Immediately thereafter, the partners drilled the Rio Cullen 1(bis) that is a twin to the Rio Cullen 1 well drilled many years ago that had gas productive potential but today is not in condition to be put on production. Final depth was reached in May. Evaluation of well logs indicates the well may have hydrocarbon producing potential. However, production test results returned no fluid and indicate inferior permeability. Currently the well is scheduled to be fracture stimulated in the third quarter. This well did not target the Springhill formation but rather investigated the productive potential of the Tobifera formation that is present throughout the Tierra del Fuego concessions.

The tenth well, the Las Violetas 105 well, was drilled and completed in May. It is a step out well targeting oil production to the north and across the main fault from the Las Violetas gas field. It encountered development of the Springhill formation with favorable reservoir characteristics. Upon completion at the end of May, the well tested gross daily rates of 540 bbls of oil through a 16 millimeter choke with a three percent water cut. The well has since been on production, and at the end of July was producing a gross volume of approximately 280 bbls of oil per day.

Index

The next well drilled was the Los Flamencos 1003. It was drilled on the northern part of the Los Flamencos field on a high next to the main fault. Well logs showed thinner Springhill than expected. It was completed and tested a gross daily rate of 91 thousand cubic feet per day of gas with a minor amount of condensate.

By the end of the second quarter, the Los Patos 1005 well, the twelfth well, had been drilled. Casing has been set and the well is expected to be tested in August.

During July 2006, the joint venture partners drilled the Las Violetas 108 well, the thirteenth well. It is a step out well to the north of the successful Las Violetas 105 well. Its objective is to confirm how far this oil productive Springhill reservoir extends to the north.

As described previously, production facilities investments required to get new gas to market were completed during July. A recently signed one year gas sales contract will allow gross daily gas production to approximately double from current levels with corresponding increases in condensate and gas liquids production. This increased volume of production has commenced in August 2006.

Late in the second quarter, the joint venture partners were able to agree to an extension of the contract for the rig currently drilling in the TDF Concessions. The rig has been contracted to drill an additional six wells through the end of October.

Cañadón Ramirez Concession

Late in 2005, the Company drilled the Los Monos Norte a-12 well on the Los Monos structure to a depth of 4,921 feet. The well was completed in the Bajo Barreales formation and put on production in January 2006 with an initial daily production rate of 14 barrels. Capital expenditures incurred in the first six months of 2006 related to this well total $371 thousand. In January 2006, the Company drilled the Los Monos Norte a-13 well, also on the Los Monos structure, to a depth of 4,823 feet. This well was found to be not productive and $409 thousand was recorded as exploration expense in 2006. Although results in Cañadón Ramirez have so far been disappointing, as of today, it is the Company’s intention to continue investigation of the Cañadón Ramirez concession by drilling additional wells during 2006. To date, except for the costs of the Los Monos Norte a-12 well, all capital invested in Cañadón Ramirez and costs associated with the acquisition of the Company’s interest have been written off. Currently, the Company is reevaluating its original interpretation of 3D seismic recorded over the eastern side of the concession in 2005.

Index

RESULTS OF OPERATIONS

Second Quarter Comparison

The following represents a comparison of results of operations for the three months ended June 30, 2006 compared with the same three month period in 2005. The comparison of revenue and expense line items between periods in 2006 and 2005 is materially affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006, compared to all quarters in 2005 for which comparable amounts were not included in operating revenues or expenses but rather were recorded through equity income from Argentine investments. For a further discussion of the change to proportional consolidation of the Company’s interests in the TDF Concessions, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

During the current quarter, the Company generated net income of $10.3 million. This represents an improvement of $3.3 million compared with net income of $7.0 million for the same quarter in 2005. The increase in net income is due primarily to higher operating revenues, equity income from Argentine investments and financial revenue.

Operating revenues improved by $4.6 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $45.09 per barrel (“bbl”), $1.26 per thousand cubic feet (“mcf”), and $406.59 per ton, respectively, during the current quarter, compared with $36.53 per bbl, $1.04 per mcf, and $374.50 per ton for the same quarter in 2005. The oil price increase was favorably influenced by sales in the Company’s TDF concessions where oil is exported to Chile and has sold for an average price of $63.67 per barrel during the current quarter.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 278 mbbls, 888 million cubic feet of gas (“mmcf”), and 2.2 thousand tons of LPG, respectively, during the current quarter, compared with 233 mbbls, 677 mmcf, and 2.0 thousand tons, respectively, for the same quarter in 2005.

The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $1.6 million during the current quarter compared with the same quarter in 2005. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company.

Financial and other revenues increased by $211 thousand during the current quarter compared with the same quarter in 2005. The improvement resulted from higher financial yields on the Company’s increased balances of cash equivalents and short-term deposits.

The above favorable variances in operating revenues and equity income were partially offset by increases in operating expense, provincial production taxes, selling and administrative, depreciation, depletion and amortization, exploration expense, other expense, and Argentine income taxes.

Operating expense increased by $608 thousand during the current quarter compared with the same quarter in 2005. The increase is primarily due to a combination of factors, the most important of which are including expenses from the TDF Concessions in 2006 without comparable amounts from the same quarter in the previous year, and increased labor costs resulting from retroactive wage increases negotiated with contract oil field workers.

Index

Provincial production taxes and Argentine income taxes rose by $456 thousand and $529 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues and additional provincial production taxes related to the TDF Concessions. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

Selling and administrative expenses increased by $130 thousand. The increase is due to a combination of factors that include increased home office overhead allocations due to additional support staff and increased salaries in the Company’s Argentine branch.

Depreciation, depletion and amortization increased by $606 thousand due to the previously described increase in product volumes, a larger depreciable base as a result of increased capital expenditures, and proportionately consolidating expenses from the TDF Concessions in 2006 without a comparable amount included in operating expense for 2005.

Exploration expense increased by $123 thousand during the current quarter compared with the same quarter in 2005, due to the write off of the unsuccessful Rio Cullen 1001 well in Tierra del Fuego.

Other expense increased by $441 thousand during the current quarter compared with the same quarter in 2005, primarily due to the accrual of a probable loss of $375 thousand related to the Company’s share of a landowner lawsuit.

Index

Six-Month Comparison

The following represents a comparison of results of operations for the six months ended June 30, 2006 compared with the same period in 2005. As mentioned above, the comparison of revenue and expense line items between periods in 2006 and 2005 is materially affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006, compared to all quarters in 2005 for which comparable amounts were not included in operating revenues or expenses but rather were recorded through equity income from Argentine investments. For a further discussion of the change to proportional consolidation of the Company’s interests in the TDF Concessions, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

During the current six months, the Company generated net income of $19.3 million. This represents an improvement of $7.1 million compared with net income of $12.2 million for the same period in 2005. The increase in net income is due primarily to higher operating revenues, equity income from Argentine investments, and higher financial revenue.

Operating revenues improved by $8.7 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products, and due to the contribution made from the TDF Concessions.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $43.83 per barrel (“bbl”), $1.24 per thousand cubic feet (“mcf”), and $399.17 per ton, respectively, during the current six months, compared with $35.50 per bbl, $.97 per mcf, and $360.89 per ton for the same period in 2005. The oil price increase was favorably influenced by sales in the Company’s TDF concessions where oil is exported to Chile and has sold for an average price of $60.74 per barrel during 2006.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 534.8 mbbls, 1.8 bcf, and 4.8 thousand tons of LPG, respectively, during the current six months, compared with 454.8 mbbls, 1.4 bcf, and 3.9 thousand tons, respectively, for the same period in 2005.

The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $3.5 million during the current period compared with the same period in 2005. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company.

Financial and other revenues increased by $450 thousand during the current six months compared with the same period in 2005. The improvement is due to the same factors described in the second quarter comparison.

The above favorable variances in operating revenues, equity income and financial and other revenue were partially offset by increases in operating expense, provincial production taxes, selling and administrative expense, depreciation, depletion and amortization, exploration expense, other expenses and Argentine income taxes.

Operating expense increased by $757 thousand during the six months compared with the same period in 2005. The increase is due to the same factors described in the second quarter comparison.

Index

Provincial production taxes and Argentine income taxes rose by $891 thousand and $1.1 million, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues and the contribution from proportionately consolidating expenses from the TDF Concessions. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

Selling and administrative expense rose by $285 thousand during the current six months compared with the same period in 2005. The increase is due to a combination of factors that include increased home office overhead allocations due to additional support staff, increased salaries in the Company’s Argentine branch and increased expenses of marketing the Company’s products as a result of increased production.

Depreciation, depletion and amortization increased by $1.2 million due to the previously described increase in product volumes, a larger depreciable base as a result of increased capital expenditures, and proportionately consolidating expenses from the TDF Concessions in 2006 without a comparable amount included in operating expense for 2005.

Exploration expense increased by $546 thousand during the current six months compared with the same period in 2005. The increase is due to unsuccessful exploration drilling in the TDF and Cañadón Ramirez concessions described previously in the sections “Progress of Tierra del Fuego Drilling” and “Cañadón Ramirez Concession.”

Other expense increased by $463 thousand during the current six months compared with the same period in 2005, primarily as a result of the landowner lawsuit described in the second quarter comparison.

Index

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the six months ended June 30, for the years indicated. Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Six months ended June 30,
	2006	2005
Volumes consolidated interests
Crude oil and condensate (bbls)	534,842	454,753
Gas (mcf)	1,806,416	1,360,800
LPG (tons)	4,802	3,871
Volumes equity interests
Crude oil and condensate (bbls)	642,453	595,458
Gas (mcf)	1,226,807	1,556,394
LPG (tons)	5,280	5,627
Total volumes
Crude oil and condensate (bbls)	1,177,295	1,050,211
Gas (mcf)	3,033,223	2,917,194
LPG (tons)	10,082	9,498
Average sales prices consolidated interests
Oil (per bbl)	$43.83	$35.50
Gas (per mcf)	1.24	.97
LPG (per ton)	399.17	360.89
Average sales prices equity interests
Oil (per bbl)	$43.00	$35.95
Gas (per mcf)	1.38	.85
LPG (per ton)	395.49	359.98
Average sales prices - total
Oil (per bbl)	$43.38	$34.66
Gas (per mcf)	1.30	.86
LPG (per ton)	397.24	345.25
Average production cost
Oil, gas, and LPG (per boe)	$4.76	$4.03
Average depreciation costs
Oil, gas, and LPG (per boe)	$4.82	$3.57

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

Average production and depreciation costs are calculated using total costs divided by production volumes expressed in barrels of oil equivalent (“boe”). Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

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

Reference is made to the section “Argentina and Political Environment” on page 27 of the Company’s 2005 Annual Report on Form 10-K for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Over the last three years Argentina has been recovering from its economic crisis and its economy has grown at an annual rate of nine percent. Argentine economists are expecting economic growth of six percent for 2006. Of course, the growth experienced by Argentina during the last three years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At June 30, 2006, the peso to US dollar exchange rate was 3.09:1.

In January 2006, Argentina paid off its $10 billion debt with the International Monetary Fund.

Today Argentina finds itself in a delicate economic situation that combines high levels of external indebtedness with high levels of unemployment.

Index

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934) (Disclosure Controls) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

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

Second Quarter 2006 Changes in Internal Controls over Financial Reporting

There have been no changes during the second-quarter 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is provided in Note 6 Legal Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in Part 1, Item 1A. Risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

August 8, 2006

Index

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