Form 10-Q
period 2006-09-30
APCO ARGENTINA INC/NEW
filed 2006-11-09
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission file number 0-8933

APCO ARGENTINA INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS
(State or other jurisdiction of	EIN 98-0199453
incorporation or organization)	(IRS employer identification no.)

ONE WILLIAMS CENTER, 26th FLOOR
TULSA, OKLAHOMA	74172
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:	(918) 573-2164

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of com-mon stock as of the latest practicable date.

Class	Outstanding at October 31, 2006
Ordinary Shares, $0.01 Par Value	7,360,311 Shares

APCO ARGENTINA INC.

Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements discuss the Company’s expected future results based on current and pending business operations. The Company makes these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this report which address activities, events or developments that the Company expects, believes or anticipates will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” or similar expressions. These forward-looking statements include, among others, statements regarding:

Index

•	amounts and nature of future capital expenditures;
•	expansion and growth of the Company’s business and operations;
•	business strategy;
•	estimates of proved gas and oil reserves;
•	reserve potential;
•	development drilling potential;
•	cash flow from operations; and
•	oil and gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this document. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the uncertainties inherent in assessing and estimating reserves and future reserves, market demand, and volatility of prices;
•	inflation, interest rates, fluctuation in foreign currency exchange rates, and general economic conditions;
•	the impact of operational and development hazards;
•	costs of, changes in, or the results of laws, government regulations, environmental liabilities, and litigation;
•	political conditions in Argentina and other parts of the world;
•	the failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms; and
•	risks associated with weather conditions, earthquakes, and acts of terrorism.

Given the uncertainties and risk factors that could cause the Company’s actual results to differ materially from those contained in any forward-looking statement, the Company cautions investors not to unduly rely on its forward-looking statements. The Company disclaims any obligations to and does not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

In addition to causing the Company’s actual results to differ, the factors listed above and referred to below may cause the Company’s intentions to change from those statements of intention set forth in this report. Such changes in the Company’s intentions may also cause its results to differ. The Company may change its intentions at any time and without notice, based upon changes in such factors, its assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, the Company cautions that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item IA. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
APCO ARGENTINA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	September 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$42,471	$28,670
Short term investments	3,764	6,125
Accounts receivable	7,423	5,737
Inventory	1,140	447
Other current assets	2,234	1,556

Total Current Assets	57,032	42,535

Property and Equipment:
Cost, successful efforts method of accounting	103,738	79,537
Accumulated depreciation, depletion and amortization	(60,305)	(46,837)

	43,433	32,700

Argentine investments, equity method	56,504	56,935
Deferred Argentine income taxes	366	350
Other assets	1,160	193

	$158,495	$132,713
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,528	$2,807
Affiliate payables	730	817
Accrued liabilities	1,373	1,366
Argentine income taxes payable	3,435	3,593
Dividends payable	2,576	1,840

Total Current Liabilities	11,642	10,423

Long-term liabilities	1,957	1,850
Minority Interest in Subsidiaries	151	135

Stockholders' Equity:
Ordinary shares, par value $0.01 per share;
15,000,000 shares authorized;
7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(549)	(549)
Retained earnings	135,894	111,454
Total Stockholders' Equity	144,745	120,305

	$158,495	$132,713

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES
Operating revenue	$15,926	$11,267	$43,526	$30,128

COSTS AND EXPENSES:

Operating expense	2,344	1,688	6,060	4,647
Provincial production taxes	1,764	1,415	4,786	3,546
Transportation and storage	255	140	655	375
Selling and administrative	637	576	2,528	2,182
Exploration expense	243	161	842	214
Depreciation, depletion and amortization	2,261	1,464	6,101	4,146
Argentine taxes other than income	432	323	1,549	1,267
Foreign exchange losses (gains)	28	44	14	(15)
Other expense (income), net	(84)	270	769	660
	7,880	6,081	23,304	17,022
TOTAL OPERATING INCOME	8,046	5,186	20,222	13,106
INVESTMENT INCOME
Financial and other revenue	590	231	1,345	536
Equity income from Argentine investments	6,280	5,440	17,400	13,089
	6,870	5,671	18,745	13,625
Minority Interest Expense	21	-	36	-
Income before Argentine income taxes	14,895	10,857	38,931	26,731
Argentine income taxes	2,761	2,260	7,498	5,904

NET INCOME AND OTHER COMPREHENSIVE INCOME	$12,134	$8,597	$31,433	$20,827

NET INCOME PER SHARE - BASIC AND DILUTED	$1.65	$1.17	$4.27	$2.83

Average ordinary shares outstanding - basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Nine Months Ended September 30
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$31,433	$20,827
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(17,400)	(13,089)
Dividends from Argentine investments	11,834	9,515
Deferred income tax benefit	(22)	(22)
Interest on short term investments	(194)	(38)
Depreciation, depletion and amortization	6,101	4,146
Changes in accounts receivable	(302)	(1,090)
Changes in affiliate receivable	(487)	-
Changes in inventory	(234)	(56)
Changes in other current assets	(658)	(1,070)
Changes in accounts payable	322	470
Changes in affiliate payables	399	847
Changes in accrued liabilities	(218)	(252)
Changes in Argentine income taxes payable	(158)	1,073
Minority Interest in consolidated subsidiaries	36	-
Changes in other assets	311	374

Net cash provided by operating activities	30,763	21,635

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,263)	(7,188)
Purchase of short term investments	(14,000)	(10,930)
Proceeds from short term investments	16,557	5,688
Acquisition of shares of Rio Cullen - Las Violetas S.A.	-	(6,630)

Net cash used in investing activities	(10,706)	(19,060)

CASH FLOW FROM FINANCING ACTIVITIES:
Changes in cash overdrafts	-	(275)
Dividends paid ($0.85 per share in 2006 and $0.4875 per share in 2005)	(6,256)	(3,588)

Net cash used in financing activities	(6,256)	(3,863)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,801	(1,288)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	28,670	25,084

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$42,471	$23,796

The accompanying notes are an integral part of these consolidated financial statements

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General

The unaudited, consolidated financial statements of Apco Argentina Inc. (the “Company”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine month periods ended September 30, 2006 and 2005. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

(2)	Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

(3)	Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their productive lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability equal to the present value of expected future asset retirement obligations in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Income and Argentine Taxes

As described in Note 9 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Tax Disputes - Obligatory Savings Deposit

Reference is made to Note 10 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a description of the dispute between the Entre Lomas joint venture partners and the Dirección General Impositiva (“DGI”), the Argentine taxing authority. As described therein, after a lengthy judicial process, the Entre Lomas joint venture partners paid the 9.2 million Argentine peso obligatory savings deposit in twelve equal installments during the period July 2000 through June 2001. At the time of payment, the US dollar to Argentine peso exchange rate was 1:1 and the payment was equivalent to $9.2 million, or $2.1 million net to the Company’s direct participation in the Entre Lomas joint venture and $2.7 million net to the Company’s equity interest in Petrolera. The devaluation of the Argentine peso in 2001 and 2002 resulted in a substantial loss in the dollar value of deposit that was recognized by the Company as foreign exchange losses in those years. The U.S. dollar value of the deposit as of September 30, 2006, pertaining to the Company’s 23 percent direct interest in Entre Lomas is $751 thousand and $975 thousand pertaining to its equity interest in Petrolera. Originally, a request for reimbursement of the deposit was made in June 2005. It was subsequently determined that the due date for reimbursement of the deposit is five years from the date the joint venture partners paid the last installment, or June 30, 2006. On June 27, 2006, Petrolera filed a request for reimbursement on behalf of the joint venture partners. As of the date of this report, Petrolera has not yet received an official written response from the DGI, but there has been ongoing contact with the Division of Refunds and Tax Adjustments and the request for reimbursement is being processed.

Export Tax in Tierra del Fuego

In 1972, Argentine law No. 19,640 established that imports and exports to and from the province of Tierra del Fuego were tax exempted. Due to the Argentine economic and financial crisis of 2001 and 2002, law No. 25,561 (the “Emergency Law”) was issued in January 2002, creating a tax on the export of gas, oil and their derivatives for an initial period of five years. As the Emergency Law was a general law with no specific reference to law No. 19.640, the regime of tax exemption for Tierra del Fuego was considered unmodified.

On October 11, 2006, the Argentine Ministry of Economy and Production issued resolution 776-2006, which states that it is the Ministry’s interpretation that the export tax created by Emergency Law 25,561 of 2002 applies to hydrocarbon export sales generated from the tax-free district of Tierra del Fuego. On October 18, a second resolution, No. 56/2006, was issued by the National Customs Authority to clarify that in accordance with the Ministry’s interpretation as stated in resolution 776-2006, the export tax should be collected retroactively to when the original export tax was levied in early 2002. It is the Company’s position that operations in the TDF Concessions remain exempt from Argentine federal income taxes pursuant to Argentine law No. 19,640 and income generated in the concessions is not subject to Argentine federal taxes as long as the current exemption remains in effect. The position of the Company and oil and gas industry practice has been that the federal tax exemption extends to oil, gas, and LPG export taxes, which are taxes levied by the federal government.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company disagrees with both resolutions as the federal tax exemption for operations in Tierra del Fuego provided by Argentine law No. 19,640 remains in effect. Regarding the retroactivity of the export tax, the Company must analyze its exposure, if any, for export taxes relating to hydrocarbons exported by the previous owners of the TDF Concessions between early 2002 and January 2005 when the Company acquired its interests. The Company plans to appeal both resolutions, and expects that all oil and gas companies operating in Tierra del Fuego will do the same.

The Company is evaluating the impact that these regulations might have and the steps to be followed in the near future, which include filing a claim through judicial or administrative means against the validity of the resolutions. The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. As a result, it is premature to reach a conclusion as to the potential for probability of an adverse outcome or the amount of any loss to the Company that might result from this proceeding.

(5)	Investments in Argentine Oil and Gas Companies

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S.A. (“Petrolera”). As described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company accounted for its investment in Rio Cullen Las Violetas S.A. (“RCLV”) using the equity method of accounting throughout 2005. The carrying value of the equity investment at December 31, 2005 was $5,997,000. In November 2005, the Company’s stock interest in RCLV was converted to a stock interest in a newly formed subsidiary incorporated in Argentina, Apco Austral S.A. Since January 1, 2006, the Company’s direct participation interests in the three concessions on the island of Tierra del Fuego (the “TDF Concessions”) formerly held by RCLV have been proportionately consolidated into the Company’s financial statements through the consolidation of Apco Austral S.A., a 95 percent owned subsidiary.

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments. Dividends are recorded as reductions of the investment accounts.

Summarized unaudited financial position and results of operations of Petrolera are as follows:

Financial position

(Amounts in Thousands)	September 30, 2006	December 31, 2005

Current assets	$47,168	$40,785
Non current assets	$116,998	$107,449
Current liabilities	$24,513	$21,862
Non current liabilities	$4,797	$4,756

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Results of operations

(Amounts in Thousands)	Nine months ended September 30,
	2006	2005

Revenues	$119,035	$91,891
Expenses other than income taxes	$48,015	$40,158
Net income	$42,643	$31,715

(6)	Legal Contingencies

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company will adopt the Interpretation beginning in 2007. The Company will assess the impact of the Interpretation on our consolidated financial statements but we do not expect a material impact on our financial position due to the adoption of the FIN.

In June 2006, the FASB ratified EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” This is effective for interim and annual reporting periods beginning after December 15, 2006 and will require the financial statement disclosure of any significant taxes recognized on a gross basis. The Company will assess the impact of this requirement on its consolidated financial statements and will adopt the provisions beginning in 2007.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. The Company will assess the impact of this statement on our consolidated financial statements.

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

During the nine months ended September 30, 2006 the Company generated cash flow from operating activities of $30.8 million that included $11.8 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $21.6 million and dividends from Argentine investments of $9.5 million for the same period in 2005.

Of the $30.8 million of operating cash flow generated during the just completed nine months, $13.3 million was used for the Company’s capital program, of which almost the entire amount represented funds used for development drilling programs, and $6.3 million was paid to the Company’s shareholders in the form of dividends. As of September 30, 2006, the Company had accumulated cash, cash equivalents, and short-term investments of $46.2 million, representing an increase for the year of $11.4 million.

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

OVERVIEW

Net Income

Through the nine months ended September 30, 2006, the Company generated net income of $31.4 million, the highest income ever reported by the Company over the first nine months of a year. As described in the following paragraphs, these record levels of income are the result of increased prices for all of the Company’s products and capitalizing on the current favorable oil price environment by successfully increasing production levels as a result of accelerating our development drilling activities.

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

Index

For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major oil producing countries, the continuing war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. During 2004 and 2005, weather related events and the realization that the world’s excess productive capacity had almost disappeared pushed commodities markets to raise the price of oil from $30 per barrel to record levels above $60. During the first nine months of 2006, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has oscillated in a range from $60 to $70 per barrel while, at times, exceeding $70. Drilling activity worldwide increased sharply in 2005 and thus far in 2006 in response to favorable oil prices which could lead to future supply increases. Economic growth could be negatively impacted by sustained higher oil prices, which could result in decreased demand. In spite of these two factors, current market forecasts indicate that prices may remain at $60 or higher for the foreseeable future. The lack of hurricane activity in the Gulf of Mexico during the 2006 hurricane season alleviated supply concerns in commodities markets that resulted in a softening of oil prices during the third quarter 2006. During October 2006, the WTI price per barrel has occasionally dropped below $60.

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

As reflected in the statistical table on page 23, although the price of crude oil has been above $60 per barrel for much of the first nine months of 2006, the Company’s per barrel crude oil sales price during the nine months, including its equity interests, averaged $43.97 compared with $37.25 for the comparable nine months in 2005.

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

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As described in the following paragraph, gas prices in Argentina have been on the rise since 2004. The statistical table on page 23 reflects that during the first nine months of 2006, the Company’s average natural gas sale price per thousand cubic feet (“mcf”), including its equity interests, averaged $1.32 compared with $1.00 during the comparable period in 2005. In addition, the average natural gas sale price per mcf for the comparable period in 2004 was $0.69.

Index

Events in Argentina in 2004 caused gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004 and stimulated by low gas prices resulting from a natural gas price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown. The unfavorable gas price environment for producers also acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country failed to keep up with increased demand for gas. The result was a natural gas and power supply shortage during 2004 that has continued into 2006. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. During the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2006. As described in the previous paragraph, this increasing trend is evident in the gas prices the Company has realized since the beginning of 2004. Furthermore, Argentina recently agreed to raise the price of imported gas purchased from Bolivia to prices exceeding $5.00 per mcf, or significantly greater than sales prices for gas produced in Argentina. Gas prices to residential customers remain frozen at less than 50 cents per mcf.

Product Volumes

During the nine months ended September 30, 2006, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1.808 million barrels (“mmbbls”), an increase of 196 thousand barrels (“mbbls”), or twelve percent when compared with 1.612 mmbbls sold during the comparable period in 2005. Approximately 90 percent of the increase is due to favorable results generated by the Entre Lomas development drilling campaign, in which two drilling rigs were employed from January to July, enabling gross daily oil production to average 12,678 barrels during August (6,693 barrels net to the Company), a production level not achieved since 1987. The remaining 10 percent of the increase represents sales volume increases generated by the TDF Concessions.

In order to provide additional perspective regarding current oil sales volumes, the Company’s comparable nine month oil sales volumes for the years 2004 and 2003, net to the Company’s consolidated and equity interests, totaled 1.47 and 1.42 mmbbls, respectively.

During the nine months ended September 30, 2006, gas sales volumes, net to the Company’s consolidated and equity interests, totaled 4.821 billion cubic feet (“bcf”), an increase of 172 million cubic feet, or four percent when compared with 4.649 bcf sold during the comparable period in 2005. The increase relates to greater Entre Lomas, Acambuco, and Tierra del Fuego gas volumes. Tierra del Fuego volumes in 2006 were negatively impacted by a compressor overhaul completed in the second quarter.

During the nine months ended September 30, 2006, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 15.1 thousand tons, an increase of five percent when compared with 14.4 thousand tons sold during the comparable period in 2005. The greater volumes are primarily the result of increased LPG production in the Entre Lomas concession, with some volume increase contributed by the TDF Concessions. The volume increase contributed by the TDF Concessions was also negatively impacted by the compressor overhaul mentioned above.

Capital Program

During the nine months ended September 30, 2006, the Company’s capital expenditures net to its consolidated interests totaled $13.3 million. Almost all of the capital expenditures to date pertain to development drilling in the Entre Lomas and Las Violetas concessions. As of the close of the third quarter, in Entre Lomas, 24 wells had been drilled, completed, and put on production and two additional wells had commenced drilling and were in various stages of drilling or completion. During this period, Entre Lomas capital expenditures net to the Company’s consolidated interest totaled $8 million. The Company and its partners plan to drill 36 wells in 2006. The drilling rig that was released from the Entre Lomas concession in July of 2006 will return in December 2006, and the Company and its partners have contracted to use two drilling rigs throughout the entire year in 2007.

Index

In Acambuco, capital expenditures net to the Company’s interest totaled $1 million. During the first nine months of 2006, construction of the Acambuco gas pipeline required to transport Macueta field gas production to market was completed, and the Macueta 1001(bis) well was completed and put on production in August 2006. By the end of September, this well was producing approximately 100 mmcf of gas per day and 2,500 barrels per day of associated condensate. In addition, in the second quarter the Acambuco partners started drilling the Macueta 1003, a development well located to the south of the Macueta 1001(bis) well that will require almost one year to drill, complete, and put on production. The Company’s participation interest in the Acambuco concession is 1.5 percent.

In the TDF Concessions, capital expenditures for the current nine month period totaled $3.8 million. This amount includes the Company’s net share of expenditures for continuing the development drilling program that commenced in November of 2005 and for increasing capacity of compression and transportation facilities that enabled the joint venture partners to approximately double natural gas production and sales volumes beginning in the third quarter. During the nine months ended September 30, 2006, the Company participated in the drilling of fourteen Tierra del Fuego wells. An update of drilling results in Tierra del Fuego is provided in the following section.

Capital investments pertaining to the Company’s equity interest in Petrolera not reflected as such in the Consolidated Statement of Cash Flows represent an additional $10.4 million, for a combined capital investment total for the Company’s consolidated and equity interests of $23.7 million during the first nine months of 2006.

Progress of Tierra del Fuego Drilling

Reference is made to the section “Tierra del Fuego” on page 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a description of results of the first six wells drilled and investments underway to increase total gas deliverability in the Las Violetas concession. Of the six wells described in the Annual Report on Form 10-K, three were drilled in early 2006. The more recent drilling activity is described in the following paragraphs.

In late February 2006, the TDF Concession partners commenced drilling the Los Patos 1004 well in a position targeting a downdip extension of the existing producing reservoir over one kilometer south of the previously drilled Los Patos 1002 and Los Patos 1003 wells, both of which tested gas and condensate volumes that were far greater than producing volumes of existing wells in this field. An objective of the Los Patos 1004 was to locate a possible oil rim similar to those that exist in other Springhill gas reservoirs in the Austral basin. During its initial testing, the well did not flow any fluids and results were ambiguous and subject to further evaluation. Later analysis and the subsequent results of the Los Patos 1005 well revealed that the Los Patos 1004 had penetrated the Springhill below the oil rim resulting in an unsuccessful well. As a result, in the third quarter of 2006, the Company recorded its net share of the cost of this well, or $187 thousand, as exploration expense.

In March 2006, the partners drilled the Los Flamencos 1002 well to the southeast of the previously drilled Los Flamencos 1001 well. Although wells are on production in the Los Flamencos field, this well encountered original reservoir pressures. Upon completion, the well tested gross daily rates of 3.1 million cubic feet (“mmcf”) of gas and 44 barrels of condensate through a 16 millimeter choke. This well has now been put on production.

The eighth well, the Rio Cullen 1001, was an exploration well drilled in April 2006 in the Rio Cullen concession that investigated Springhill formation pinch outs against the western face of a volcanic high that is located east of the producing Rio Cullen field. The Springhill interval encountered was not productive and the well has been abandoned. The Company’s net share of the cost of this well, $121 thousand, was recorded as exploration expense in the second quarter. Immediately thereafter, the partners drilled the Rio Cullen 1(bis) that is a twin to the Rio Cullen 1 well drilled many years ago that had gas productive potential but today is not in condition to be put on production. Final depth was reached in May. Evaluation of well logs indicated the well could have hydrocarbon producing potential. However, production test results returned no fluid and indicated inferior permeability. The well was fracture stimulated in October and put on production. This well did not target the Springhill formation but rather investigated the productive potential of the Tobifera formation that is present throughout the Tierra del Fuego concessions.

Index

The tenth well, the Las Violetas 105 well, was drilled and completed in May. It is a step out well targeting oil production to the north and across the main fault from the Las Violetas gas field. It encountered development of the Springhill formation with favorable reservoir characteristics. Upon completion at the end of May, the well tested gross daily rates of 540 bbls of oil. It has since been on production and averaged 252 bbls of oil per day during September 2006.

The eleventh well drilled was the Los Flamencos 1003. It was drilled on the northern part of the Los Flamencos field on a high next to the main fault. Well logs showed thinner Springhill than expected. It was completed and tested a gross daily rate of 91 thousand cubic feet per day of gas with a minor amount of condensate. This well has not yet been put on production.

The twelfth well, the Los Patos 1005, was drilled in June and completed in August. This well found the sought after oil rim in the Springhill and was completed in three intervals. The lowest interval tested 100 percent water establishing the oil water contact in the Los Patos field. The upper two intervals tested 278 bbls of oil per day and the well was immediately put on production on an intermittent basis due to capacity limitations of oil production facilities in the Las Violetas concession.

During July 2006, the joint venture partners drilled the Las Violetas 108 well, the thirteenth well. It is a step out well to the north of the successful Las Violetas 105 well. Its objective was to confirm how far this oil productive Springhill reservoir extends to the north. The well was completed in the Springhill in two intervals that tested a combined 15 bbls of oil per day. It is scheduled to be fracture stimulated in the fourth quarter.

The fourteenth well drilled was the Las Violetas 109 that is a development well located to the south of the Las Violetas 105 in a higher structural position. The well was completed in two Springhill intervals that tested a combined rate of 51 bbls of oil per day. It was fracture stimulated in October 2006 and put on production.

The fifteenth well, the Las Violetas 106, was drilled in August. It is located to the south of the Las Violetas 109 well and tested water with traces of oil. Although results of this well are not encouraging, a final determination as to its outcome is pending the results of the fracture stimulation of the Las Violetas 108 and Las Violetas 109 wells.

The Los Flamencos a-1005, the sixteenth well drilled, is an extension well in the Los Flamencos field located some distance to the west of the wells previously drilled in this field and just south of the main fault that separates the Los Flamencos and the Los Patos fields. Well log interpretations indicate four meters of Springhill formation with good reservoir characteristics. The well is scheduled to be completed in the fourth quarter of 2006.

At the end of September, the seventeenth well, the Los Patos 1006, was being drilled with the objective of developing the Los Patos oil rim to the west of the Los Patos 1005 and identifying the gas-oil contact in the Los Patos reservoir. The Company’s initial interpretation of the well’s logs indicates that we have again penetrated the oil rim. The well is scheduled to be completed in the fourth quarter.

Index

As described in the previous quarterly report, production facilities investments required to get new gas to market were completed during July. A one year gas sales contract was signed in the second quarter, allowing gross daily gas production to approximately double from second quarter levels with corresponding increases in condensate and gas liquids production. This increased volume of production commenced in August 2006. During September 2006, gross daily oil, gas and LPG production averaged 1,023 bbls, 20.7 mmcf, and 22.2 metric tons, respectively, compared with 504 bbls, 11.5 mmcf, and 14.1 metric tons, respectively, during February 2005 when the Company acquired its interest in the TDF Concessions.

The rig that has been drilling wells in the TDF Concessions since October 2005 will be released in November 2006. The Company and its partners have just completed drilling the Los Patos 1008, a second Los Patos oil rim development well and as of the date of this report, are drilling the Los Patos 1010, also targeting development of the Los Patos oil rim. Efforts are currently underway to secure another drilling rig to resume drilling in 2007.

In summary, as a result of the current drilling campaign, through the date of this report, the Company has participated in the drilling of 19 wells, including the Los Patos 1010 that is currently in progress. Of the remaining 18 wells, three wells are on production as gas-condensate producers, two wells are on production as oil producers, one well is intermittently on production as an oil producer, three oil wells and two gas-condensate wells have been completed and are currently being fracture stimulated or are awaiting stimulation, three gas-condensate wells are shut-in and will be placed on production when additional facilities expansion currently in the planning stages is completed, two are awaiting a completion rig, and two resulted in dry holes.

Cañadón Ramirez Concession

Late in 2005, the Company drilled the Los Monos Norte a-12 well on the Los Monos structure to a depth of 4,921 feet. The well was completed in the Bajo Barreales formation and put on production in January 2006 with an initial daily production rate of 14 barrels. Capital expenditures incurred in the first six months of 2006 related to this well total $371 thousand. In January 2006, the Company drilled the Los Monos Norte a-13 well, also on the Los Monos structure, to a depth of 4,823 feet. This well was found to be not productive and $409 thousand was recorded as exploration expense in 2006. Although results in Cañadón Ramirez have so far been disappointing, as of today, it is the Company’s intention to continue investigation of the Cañadón Ramirez concession by drilling additional wells during 2007. To date, except for the costs of the Los Monos Norte a-12 well, all capital invested in Cañadón Ramirez and costs associated with the acquisition of the Company’s interest have been written off. The Company has reevaluated its original interpretation of 3D seismic recorded over the eastern side of the concession in 2005, and has identified drilling locations that are expected to be drilled in 2007. Efforts are underway to find farm-out partners to reduce or eliminate the Company’s exposure to additional exploration risk on this concession.

Capricorn

After relinquishing 51 percent of the exploration permit’s acreage and committing to drill an exploration well and conduct other exploration activities, the Company and its partners entered the second exploration period in early 2006 on the Yacimiento Norte 1/B Block, commonly known as the Capricorn permit. The second exploration period terminates at the end of 2006, and the Company has applied for provincial and federal government approval of another exploration period extension. The Company has received the approval of the provincial government, and expects to receive the federal government’s approval in the fourth quarter. In October of 2006, the Company and its partners entered into an agreement to farm-out an interest in the permit to Gold Point Energy Corp. (“GP Energy”). Under the terms of the agreement, GP Energy has committed to pay 50 percent of the cost of acquiring 60 square kilometers 3D seismic estimated to cost $1 million, plus 50 percent of an exploration well estimated to cost $2 million in order to earn a 25 percent working interest in the Martinez del Tineo Oeste prospect area located on the western edge of the Capricorn permit. Following the drilling of the Martinez del Tineo Oeste Prospect, GP Energy will also have the option to earn a 25 percent interest in the entire block by funding 50 percent of the cost of acquiring up to 300 square kilometers of 3D seismic and 50 percent of the cost of two additional exploration wells. Acquisition of the 60 square kilometers of 3D seismic was completed in October 2006. The seismic will now be processed and interpreted. The Martinez del Tineo Oeste prospect exploration well is expected to be drilled sometime during the first half of 2007. The Company will contribute 25 percent of the drilling and seismic costs, and will retain a 37.5 percent interest in the permit.

Index

Export Tax in Tierra del Fuego

In 1972, Argentine law No. 19,640 established that imports and exports to and from the province of Tierra del Fuego were tax exempted. Due to the Argentine economic and financial crisis of 2001 and 2002, law No. 25,561 (the “Emergency Law”) was issued in January 2002, creating a tax on the export of gas, oil and their derivatives for an initial period of five years. As the Emergency Law was a general law with no specific reference to law No. 19.640, the regime of tax exemption for Tierra del Fuego was considered unmodified.

On October 11, 2006, the Argentine Ministry of Economy and Production issued resolution 776-2006, which states that it is the Ministry’s interpretation that the export tax created by Emergency Law 25,561 of 2002 applies to hydrocarbon export sales generated from the tax-free district of Tierra del Fuego. On October 18, a second resolution, No. 56/2006, was issued by the National Customs Authority to clarify that in accordance with the Ministry’s interpretation as stated in resolution 776-2006, the export tax should be collected retroactively to when the original export tax was levied in early 2002. It is the Company’s position that operations in the TDF Concessions remain exempt from Argentine federal income taxes pursuant to Argentine law No. 19,640, and income generated in the concessions is not subject to Argentine federal taxes as long as the current exemption remains in effect. The position of the Company and oil and gas industry practice has been that the federal tax exemption extends to oil, gas, and LPG export taxes, which are taxes levied by the federal government. The Company is currently exporting all of its oil and condensate production from its interest in the TDF Concessions pursuant to a contract that renews monthly. The effective date of prospective export tax payments is immediate and the Company expects to begin paying under protest this tax commencing with October sales.  Regarding the retroactivity of the export tax, the Company must analyze its exposure, if any, for export taxes relating to hydrocarbons exported by the previous owners of the TDF Concessions between early 2002 and January 2005, when the Company acquired its interests.

The Company disagrees with both resolutions as the federal tax exemption for operations in Tierra del Fuego provided by Argentine law No. 19,640 remains in effect. It is probable that the Argentine government will try to recover the tax retroactively. The Company plans to appeal both resolutions, and expects that all oil and gas companies operating in Tierra del Fuego will do the same.

The Company is evaluating the impact that these regulations might have and the steps to be followed in the near future, which include filing a claim through judicial or administrative means against the validity of the resolutions. The process is in the very early stages and it is anticipated by the Company that this matter will remain open for some time. As a result, it is premature to reach a conclusion as to the potential for probability of an adverse outcome or the amount of any loss to the Company that might result from this proceeding.

Index

RESULTS OF OPERATIONS

Third Quarter Comparison

The following represents a comparison of results of operations for the three months ended September 30, 2006 compared with the same three month period in 2005. The comparison of revenue and expense line items between periods in 2006 and 2005 is materially affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006, compared to all quarters in 2005 for which comparable amounts were not included in operating revenues or expenses but rather were recorded through equity income from Argentine investments. For a further discussion of the change to proportional consolidation of the Company’s interests in the TDF Concessions, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During the current quarter, the Company generated net income of $12.1 million. This represents an improvement of $3.5 million compared with net income of $8.6 million for the same quarter in 2005. The increase in net income is due primarily to higher operating revenues, equity income from Argentine investments and financial revenue.

Operating revenues improved by $4.7 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products, and as a result of proportionately consolidating the TDF Concessions in 2006.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $45.96 per barrel (“bbl”), $1.28 per thousand cubic feet (“mcf”), and $454.42 per ton, respectively, during the current quarter, compared with $39.62 per bbl, $1.17 per mcf, and $361.31 per ton for the same quarter in 2005.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 290 mbbls, 1.163 billion cubic feet of gas (“bcf”), and 2.4 thousand tons of LPG, respectively, during the current quarter, compared with 243 mbbls, 783 mmcf, and 2.0 thousand tons, respectively, for the same quarter in 2005. As mentioned above, the comparison between periods is affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006. If the TDF Concessions had been accounted for as consolidated interests in 2005, the comparable volumes would have been 255 mbbls, 1.010 bcf, and 2.3 thousand tons for the same quarter in 2005.

The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $840 thousand during the current quarter compared with the same quarter in 2005. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company.

Financial and other revenues increased by $359 thousand during the current quarter compared with the same quarter in 2005. The improvement resulted from higher financial yields on the Company’s increased balances of cash equivalents and short-term deposits.

The above favorable variances in operating revenues and equity income were partially offset by increases in operating expense, provincial production taxes, depreciation, depletion and amortization, and Argentine income taxes.

Index

Operating expense increased by $656 thousand during the current quarter compared with the same quarter in 2005. The increase is primarily due to a combination of factors, the most important of which are including expenses from proportionately consolidating the TDF Concessions in 2006 without comparable amounts from the same quarter in the previous year, increased workover activity in Entre Lomas, and increased labor costs resulting from wage increases negotiated with contract oil field workers.

Provincial production taxes and Argentine income taxes rose by $349 thousand and $501 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues and due to proportionately consolidating the TDF Concessions’ interests in 2006 without a comparable amount in the comparable period. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

Depreciation, depletion and amortization increased by $797 thousand due to the previously described increase in product volumes, a larger depreciable base as a result of increased capital expenditures, and proportionately consolidating expenses from the TDF Concessions in 2006 without a comparable amount included in operating expense for 2005.

Index

Nine-Month Comparison

The following represents a comparison of results of operations for the nine months ended September 30, 2006 compared with the same period in 2005. As mentioned above, the comparison of revenue and expense line items between periods in 2006 and 2005 is materially affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006, compared to all quarters in 2005 for which comparable amounts were not included in operating revenues or expenses but rather were recorded through equity income from Argentine investments. For a further discussion of the change to proportional consolidation of the Company’s interests in the TDF Concessions, refer to Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During the current nine months, the Company generated net income of $31.4 million. This represents an improvement of $10.6 million compared with net income of $20.8 million for the same period in 2005. The increase in net income is due primarily to higher operating revenues, equity income from Argentine investments, and higher financial revenue.

Operating revenues improved by $13.4 million due to increased oil, gas, and LPG sales prices as well as higher volumes for all three products, and due to proportionately consolidating the TDF Concessions’ interests in 2006 without a comparable amount in 2005.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $44.58 per barrel (“bbl”), $1.26 per thousand cubic feet (“mcf”), and $417.69 per ton, respectively, during the current nine months, compared with $36.93 per bbl, $1.05 per mcf, and $361.03 per ton for the same period in 2005.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 825 mbbls, 2.970 bcf, and 7.2 thousand tons of LPG, respectively, during the current nine months, compared with 698 mbbls, 2.144 bcf, and 5.8 thousand tons, respectively, for the same period in 2005. As mentioned above, the comparison between periods is affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006. If the TDF Concessions had been accounted for as consolidated interests in 2005, the comparable volumes would have been 729 mbbls, 2.726 bcf, and 6.8 thousand tons for the same period in 2005.

The price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $4.3 million during the current period compared with the same period in 2005. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations comparable to those experienced by the Company. Petrolera’s sole business is its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company.

Financial and other revenues increased by $809 thousand during the current nine months compared with the same period in 2005. The improvement is due to the same factors described in the third quarter comparison.

The above favorable variances in operating revenues, equity income and financial and other revenue were partially offset by increases in operating expense, provincial production taxes, selling and administrative expense, depreciation, depletion and amortization, exploration expense, other expenses and Argentine income taxes.

Index

Operating expense increased by $1.4 million during the nine months compared with the same period in 2005. The increase is due to the same factors described in the third quarter comparison.

Provincial production taxes and Argentine income taxes rose by $1.2 million and $1.6 million, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues and the contribution from proportionately consolidating expenses from the TDF Concessions. The increase in Argentine income taxes is directly associated with the previously described improvement in net income.

Selling and administrative expense rose by $346 thousand during the current nine months compared with the same period in 2005. The increase is due to a combination of factors that include increased home office overhead allocations due to additional support staff, increased salaries in the Company’s Argentine branch and increased expenses of marketing the Company’s products as a result of increased production.

Depreciation, depletion and amortization increased by $2 million due to the previously described increase in product volumes, a larger depreciable base as a result of increased capital expenditures, and proportionately consolidating expenses from the TDF Concessions in 2006 without a comparable amount included in operating expense for 2005.

Exploration expense increased by $628 thousand during the current nine months compared with the same period in 2005. The increase is due to unsuccessful exploration drilling in the TDF and Cañadón Ramirez concessions described previously in the sections “Progress of Tierra del Fuego Drilling” and “Cañadón Ramirez Concession.”

Index

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the nine months ended September 30, for the years indicated. As mentioned in the third quarter and nine-month comparisons above, comparison between years of the consolidated and equity interest volumes and prices below is materially affected due to proportionately consolidating the TDF Concessions’ interests effective January 2006, compared to all quarters in 2005 in which the TDF Concessions’ interests were recorded as equity interests. Total volumes and prices are not affected. Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Nine months ended September 30,
	2006	2005
Volumes consolidated interests
Crude oil and condensate (bbls)	825,042	697,930
Gas (mcf)	2,969,760	2,144,290
LPG (tons)	7,223	5,845
Volumes equity interests
Crude oil and condensate (bbls)	982,762	913,901
Gas (mcf)	1,850,742	2,504,983
LPG (tons)	7,880	8,536
Total volumes
Crude oil and condensate (bbls)	1,807,803	1,611,831
Gas (mcf)	4,820,502	4,649,273
LPG (tons)	15,103	14,381
Average sales prices consolidated interests
Oil (per bbl)	$44.58	$36.93
Gas (per mcf)	1.26	1.05
LPG (per ton)	417.69	361.03
Average sales prices equity interests
Oil (per bbl)	$43.45	$37.49
Gas (per mcf)	1.42	.96
LPG (per ton)	413.25	360.24
Average sales prices - total
Oil (per bbl)	$43.97	$37.25
Gas (per mcf)	1.32	1.00
LPG (per ton)	415.37	360.56
Average production cost
Oil, gas, and LPG (per boe)	$4.28	$4.07
Average depreciation costs
Oil, gas, and LPG (per boe)	$4.28	$3.57

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

Reference is made to the section “Argentina and Political Environment” on page 27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Over the last three years Argentina has been recovering from its economic crisis and its economy has grown at an annual rate of nine percent. Argentine economists are expecting economic growth of six percent for 2006. Of course, the growth experienced by Argentina during the last three years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At September 30, 2006, the peso to US dollar exchange rate was 3.10:1.

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

Third Quarter 2006 Changes in Internal Controls over Financial Reporting

There have been no changes during the third-quarter 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

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

The annual general meeting of shareholders of the Company was held on September 6, 2006. At the annual general meeting of shareholders, two individuals were elected as directors of the Company and five individuals continue to serve as directors pursuant to their prior elections. The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006 was ratified and a special resolution to amend the Company’s memorandum of association and articles of association allowing the Company to repurchase its shares was approved.

A tabulation of the voting at the annual general meeting of shareholders with respect to the matters indicated is as follows:

Election of Directors

Name	For	Withheld
Robert J. LaFortune	7,292,918	4,275
Rodney J. Sailor	7,245,502	51,691

Ratification of Appointment of Independent Registered Public Accounting Firm

For	Against	Abstain
7,289,644	107	7,442

Special Resolution to Amend the Company’s Memorandum of Association and Articles of Association

For	Against	Abstain	Broker Non-Votes
5,619,199	70,753	8,715	1,598,526

Item 6.	Exhibits

The exhibits listed below are filed or furnished as part of this report:

3.1 - Memorandum of Association of Apco Argentina Inc. as amended.

3.2 - Articles of Association of Apco Argentina Inc. as amended.

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
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer and Principal Accounting Officer)

November 8, 2006

Index

EXHIBITS

Index

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Memorandum of Association of Apco Argentina Inc. as amended.

3.2	Articles of Association of Apco Argentina Inc. as amended.

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