Form 10-Q
period 2007-03-31
APCO ARGENTINA INC/NEW
filed 2007-05-09
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission file number 0-8933

APCO ARGENTINA INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS	EIN 98-0199453
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

ONE WILLIAMS CENTER, 26th FLOOR
TULSA, OKLAHOMA	74172
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:	(918) 573-2164

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of com-mon stock as of the latest practicable date.

Class	Outstanding at April 30, 2007
Ordinary Shares, $0.01 Par Value	7,360,311 Shares

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

All statements, other than statements of historical facts, included in this report which address activities, events or developments that the Company expects, believes or anticipates will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” “will,” or similar expressions. These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;
•	expansion and growth of the Company’s business and operations;

Index

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

Because forward-looking statements involve risks and uncertainties, the Company cautions that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item IA. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$49,068	$49,662
Accounts receivable	6,909	7,464
Inventory	1,338	1,309
Other current assets	1,789	1,679
Total Current Assets	59,104	60,114

Property and Equipment:
Cost, successful efforts method of accounting	105,626	101,598
Accumulated depreciation, depletion and amortization	(57,951)	(55,901)
	47,675	45,697

Argentine investments, equity method	61,358	57,382
Deferred Argentine income tax asset	36	29
Other assets	891	1,022

	$169,064	$164,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,975	$3,973
Affiliate payables	275	308
Accrued liabilities	1,693	2,065
Argentine income taxes payable	3,505	3,415
Dividends payable	-	2,576
Total Current Liabilities	9,448	12,337

Long-term liabilities	1,759	1,753
Minority Interest in Subsidiaries	159	151

Stockholders' Equity:
Ordinary shares, par value $0.01 per share; 15,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(1,345)	(1,345)
Retained earnings	149,643	141,948
Total Stockholders' Equity	157,698	150,003

	$169,064	$164,244

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Operating revenue	$14,194	$13,020

COSTS AND EXPENSES:
Operating expense	2,225	1,697
Provincial production taxes	1,550	1,417
Transportation and storage	263	196
Selling and administrative	1,296	1,219
Depreciation, depletion and amortization	2,065	1,850
Exploration expense	1,013	455
Argentine taxes other than income	1,011	357
Foreign exchange losses (gains)	(26)	53
Other expense	499	192
	9,896	7,436
TOTAL OPERATING INCOME	4,298	5,584
INVESTMENT INCOME
Interest and other income	644	359
Equity income from Argentine investments	4,792	5,266
	5,436	5,625
Minority interest expense	10	11
Income before Argentine income taxes	9,724	11,198
Argentine income taxes	2,030	2,222

NET INCOME	$7,694	$8,976

Earnings per ordinary share - basic and diluted:
NET INCOME PER SHARE - BASIC AND DILUTED	$1.05	$1.22

Average ordinary shares outstanding - basic and diluted	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$7,694	$8,976
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(4,792)	(5,266)
Dividends from Argentine investments	816	3,264
Deferred income tax benefit	(6)	(7)
Depreciation, depletion and amortization	2,065	1,850
Changes in accounts receivable	555	1,057
Changes in affiliate receivable	-	-
Changes in inventory	(29)	123
Changes in other current assets	(110)	(748)
Changes in accounts payable	2	429
Changes in affiliate payables	(33)	362
Changes in accrued liabilities	(372)	(29)
Changes in Argentine income taxes payable	90	596
Minority interest in consolidated subsidiaries	9	(7)
Changes in other assets, other liabilities and other	122	376
Net cash provided by operating activities	6,011	10,976
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(4,027)	(4,530)
Short term investments:
Purchase of short term investments	-	(2,397)
Proceeds from short term investments	-	6,125
Net cash used in investing activities	(4,027)	(802)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(2)	-
Dividends paid ($0.35 per share in 2007 and $0.25 per share in 2006)	(2,576)	(1,840)
Net cash used in financing activities	(2,578)	(1,840)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(594)	8,334

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	49,662	28,670

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$49,068	$37,004

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General

The unaudited, consolidated financial statements of Apco Argentina Inc. (the “Company”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three month periods ended March 31, 2007 and 2006. The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes. Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent because the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are located. As a result, differences between the Company’s consolidated effective rate and the statutory rate of 35 percent are caused primarily by income and expense generated and incurred outside of Argentina not subject to tax in other jurisdictions that do not affect the amount of income taxes paid by the Company. Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, which is greater than 50 percent likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 beginning January 1, 2007, as required. The cumulative effect of adopting FIN 48 had no impact on retained earnings.

As of January 1, 2007, the Company had no unrecognized tax benefits. There has been no change to this condition during the quarter ended March 31, 2007.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense. The statute of limitations for income tax audits in Argentina is five years and the tax years 2001 through 2006 remain open to examination.

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

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In March 2007, the Argentine court overseeing the suit filed by the Company issued a ruling in favor of the Company and that ruling is now being appealed by the Argentine taxing authority.

Effective January 15, 2007, the Argentine government issued Law 26,217 extending the oil and gas export tax beyond the initial five year period and expressly clarifying that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. The Company is currently exporting all of its oil and condensate production from its interest in the TDF Concessions.

(5)	Investment in Petrolera Entre Lomas S.A.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Financial position at March 31, 2007 and December 31, 2006 is as follows. Amounts are stated in thousands:

	March 31, 2007	December 31, 2006

Current assets	$53,178	$49,406
Non current assets	$124,872	$118,937
Current liabilities	$26,182	$25,195
Non current liabilities	$5,693	$5,718

Results of operations for the three months ended March 31, 2007 and 2006 are as follows. Amounts are stated in thousands:

	Three months ended March 31,
	2007	2006

Revenues	$35,740	$36,227
Expenses other than income taxes	$16,947	$15,384
Net income	$11,744	$12,906

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)	Contingencies

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

FINANCIAL CONDITION

To date, the Company has funded capital programs and past property acquisitions with its internally generated cash flow. Historically, the Company has not relied on other sources of capital, such as debt or equity, due to the turmoil that has periodically affected Argentina’s economy making financing difficult to obtain at reasonable terms, but also because the Entre Lomas concession, the Company’s primary source of liquidity, has had the ability to fund the Company’s development and exploration expenditures. In today’s banking environment, both international and Argentine banks are highly liquid and reasonable financing terms for companies with operations in Argentina may be available should the Company judge that financial leverage would improve capital efficiency.

Although the Company has interests in several oil and gas properties in Argentina, its direct participation in the Entre Lomas concession and its equity interest in Petrolera Entre Lomas S.A. (“Petrolera”) generate most of its cash flow.

During the three months ended March 31, 2007 the Company generated cash flow from operating activities of $6.0 million that included $816 thousand in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $10.9 million and dividends from Argentine investments of $3.3 million for the same period in 2006. Dividends from Argentine investments were lower in the first quarter of 2007 as the Company’s equity investee, Petrolera, retained funds in anticipation of possible property acquisitions on behalf of the Entre Lomas joint venture partners. As the targeted properties are no longer for sale, dividends in subsequent periods of 2007 are expected to be substantially higher than those received in the first quarter of 2007.

Of the $6.0 million of operating cash flow generated during the three months, $5 million was used for the Company’s capital program, of which $4 million represented funds used for development drilling and $1 million was for the acquisition of 3D seismic information charged to expense as incurred. Additionally, $2.6 million was paid to the Company’s shareholders in the form of dividends. As of March 31, 2007, the Company had accumulated cash, cash equivalents, and short-term investments of $49 million, representing a decrease for the year of $594 thousand.

At present, management intends to execute its planned development activities in the Entre Lomas and Las Violetas concessions and its other Argentine oil and gas properties, and to seek additional ways to invest in exploration and reserve acquisition opportunities in order to achieve continuing growth. The Company currently has no plans to seek external sources of financing and, as such, the Company plans to finance these activities by continuing to deploy the Company’s existing financial resources combined with cash flow generated by operations. Should the Company determine that financial leveraging would enhance its growth prospects as previously described, it may consider seeking external sources of financing in the future.

OVERVIEW

Net Income

Through the three months ended March 31, 2007, the Company generated net income of $7.7 million. As described in the following paragraphs, net income was lower than the comparable period in 2006 mainly due to lower average oil sales prices, higher operating expenses, an increase in exploration expense resulting from 3D seismic information acquired over the Las Violetas and Angostura concessions, and export taxes related to its interests in the Tierra del Fuego concessions (the “TDF Concessions”). These negative variances more than offset increased oil and natural gas sales volumes for the period compared to the first quarter of 2006.

Index

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

For some time, oil prices have been increasing in response to a combination of events that include oil workers strikes and civil unrest in major oil producing countries, the continuing war in Iraq, and improving economic conditions throughout the world, in particular accelerating economic growth in China and India. During 2004 and 2005, weather related events and the realization that the world’s excess productive capacity had almost disappeared pushed commodities markets to raise the price of oil from $30 per barrel to record levels above $60. This increasing trend continued through mid-2006 as the price of oil oscillated in a range from $60 to $70 per barrel, while at times exceeding $75. The lack of hurricane activity in the Gulf of Mexico during the 2006 hurricane season alleviated supply concerns in commodities markets that resulted in a softening of oil prices during the second half of 2006. Additionally, a relatively warm winter season at the end of 2006 which extended into 2007 has further reduced oil prices. During the first quarter of 2007, the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has ranged from $50 to $66 per barrel. Drilling activity worldwide increased sharply in 2005 and 2006 in response to favorable oil prices which could lead to future supply increases. Economic growth could be negatively impacted by sustained higher oil prices, which could result in decreased demand. In spite of these two factors, market forecasts indicate that prices may remain at current levels or higher for the foreseeable future.

Since Argentina’s economic crisis of 2002, the Argentine government has maintained that, in order to prevent excessive levels of inflation, it would do what it could to shield the Argentine consumer from rising fuel prices. Therefore, in order to maintain stability in Argentine gasoline and diesel prices and minimize inflationary pressures on the economy, the Argentine government, through the implementation of an oil export tax and strict price controls over gasoline prices, has caused producers and refiners to take actions needed to alleviate the impact of higher crude oil prices on Argentina’s economy. As a result, producers and refiners, including the Company and Petrolera, have enacted reduction factors in price formulas that reduce considerably the sale price net back to Argentine producers as the price of oil increases. Consequently, increases in oil prices have benefited oil producers outside of Argentina more than the Company.

As reflected in the statistical table on page 16, although the price of WTI has averaged $58 per barrel for the first three months of 2007, the Company’s per barrel crude oil sales price during the three months, including its equity interests, averaged $39.61 compared with $42.12 for the comparable three months in 2006.

Although the level of oil prices achieved since 2005 has had a positive impact on the Company’s net income and cash flow, given the past volatility of world oil prices and their sensitivity to political events and possible reactions of the Organization of Petroleum Exporting Countries (“OPEC”), there is no assurance that oil prices will remain at these levels during the remainder of 2007 and beyond. Many factors affect oil markets, including among others, major exploration discoveries throughout the world, the level of development investments in the oil and gas industry, fluctuations in market demand, adherence by OPEC member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas. Furthermore, the Company’s future oil prices could be negatively impacted by Argentine governmental actions.

Natural Gas Prices

The Company sells its natural gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. As described in the following paragraph, natural gas prices in Argentina have been on the rise since 2004. The statistical table on page 16 reflects that during the first three months of 2007, the Company’s average natural gas sale price per thousand cubic feet (“mcf”), including its equity interests, averaged $1.67 compared with $1.28 during the comparable period in 2006. In addition, the average natural gas sale price per mcf for the comparable period in 2005 was $0.86.

Index

Events in Argentina in 2004 caused natural gas prices to increase. As a consequence of a resurgence of growth in Argentina’s economy in 2003 and 2004 and stimulated by low prices resulting from a natural gas price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown. The unfavorable price environment for producers also acted to discourage natural gas development activities. Without significant development of natural gas reserves in Argentina, supplies of natural gas in the country failed to keep up with increased demand for natural gas. The result was a natural gas and power supply shortage during 2004 that has continued into 2007. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent possible shortages. Gas exports to Chile were curtailed and the country entered into agreements to import natural gas from Bolivia. During the first half of 2004, the Argentine government approved measures that enabled natural gas producers in the country to sell directly to large industrial users through contracts and prices negotiated directly between the parties in accordance with price increases permitted by the Secretary of Energy. This has resulted in a gradual increasing trend in natural gas prices since the beginning of 2004 that has continued into 2007. As described in the previous paragraph, this increasing trend is evident in the natural gas prices the Company has realized since the beginning of 2004. Furthermore, in 2006 Argentina agreed to raise the price of imported natural gas purchased from Bolivia to prices exceeding $5.00 per mcf, or significantly greater than sales prices for natural gas produced in Argentina. Natural gas prices to residential customers remain frozen at less than 50 cents per mcf.

Product Volumes

During the three months ended March 31, 2007, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 612.3 thousand barrels (“mbbls”), an increase of 48.1 mbbls, or nine percent when compared with 564.2 mbbls sold during the comparable period in 2006. Approximately 65 percent of the increase is due to results generated by the Entre Lomas development drilling campaign. The remaining 35 percent of the increase represents sales volume increases generated by the TDF Concessions.

During the three months ended March 31, 2007, natural gas sales volumes, net to the Company’s consolidated and equity interests, totaled 1.607 billion cubic feet (“bcf”), an increase of 61 million cubic feet, or four percent when compared with 1.546 bcf sold during the comparable period in 2006. The increase relates to greater Acambuco and Tierra del Fuego gas volumes.

During the three months ended March 31, 2007, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 4.7 thousand tons, a decrease of eleven percent when compared with 5.3 thousand tons sold during the comparable period in 2006. Increased volumes from the TDF Concessions were more than offset by a decrease in LPG production in the Entre Lomas concession.

Capital Program

During the three months ended March 31, 2007, the Company’s capital expenditures net to its consolidated interests totaled $5 million. Approximately $4 million of the capital expenditures to date pertain to development drilling in the Entre Lomas and Acambuco concessions, and $1 million pertains to exploration costs expensed as incurred as a result of the acquisition of 3D seismic information over the Las Violetas and Angostura concessions and over the Capricorn exploration permit.

During the first quarter of 2007, Entre Lomas capital expenditures net to the Company’s consolidated interest totaled $3.4 million. During the period, three wells that were in progress at the end of 2006 were completed and put on production, six wells were drilled, completed, and put on production and four additional wells that commenced drilling prior to the end of the quarter are currently in various stages of drilling or completion. The Company and its partners plan to drill 40 wells in 2007, and have contracted the use of two drilling rigs throughout the entire year in 2007.

In Acambuco, capital expenditures net to the Company’s interest totaled $265 thousand. During the first three months of 2007, the Acambuco partners continued drilling the Macueta 1003, a development well located to the south of the Macueta 1001(bis) well that was put on production in August of 2006. The Company’s participation interest in the Acambuco concession is 1.5 percent.

Index

In the TDF Concessions, capital expenditures for the current three month period totaled $1.2 million. This amount includes the Company’s net share, or $944 thousand, of expenditures for the acquisition of approximately 350 square kilometers of 3D seismic over the Las Violetas and Angostura concessions. Expenditures for seismic acquisition are recorded as exploration expense as incurred.

Capital investments pertaining to the Company’s equity interest in Petrolera not reflected as such in the Consolidated Statement of Cash Flows represent an additional $4.4 million, for a combined capital investment total for the Company’s consolidated and equity interests of $9.4 million during the first three months of 2007.

Business Development

Cañadón Ramirez

As mentioned in the section “Cañadón Ramirez” on page 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company and its partner executed a farm-out agreement with CanAmericas Energy (“CanAmericas”) in January 2007. The agreement allows CanAmericas to earn a 49 percent interest by exploring over an area of mutual interest covering the western half of the concession. In order to earn their interest, CanAmericas will fund up to $4.5 million of an initial work program to acquire 160 square kilometers of 3D seismic and drill three wells in 2007, and a second work program to drill three wells in 2008. The seismic acquisition was completed in the first quarter of 2007 and is currently being processed.

Capricorn

As mentioned in the section “Capricorn” on page 22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company and its partners entered into an agreement in October of 2006 to farm-out an interest in the Capricorn permit to Gold Point Energy Corp. (“GP Energy”). Under the terms of the agreement, GP Energy has committed to pay 50 percent of a capital program that will satisfy the investment commitment for the second exploration period of the permit. These investments consist of the acquisition of 60 square kilometers of 3D seismic and the drilling of an exploration well on the Martínez del Tineo Oeste prospect, estimated to cost $2 million. GP Energy’s funding of 50 percent of this capital program will earn it a 25 percent working interest in the Martínez del Tineo Oeste prospect area located on the western edge of the Capricorn permit.

Acquisition of the 60 square kilometers of 3D seismic has been completed and processed and is currently being interpreted. The Martínez del Tineo Oeste prospect exploration well is expected to be drilled in the second half of 2007. The Company will contribute 25 percent of the drilling and seismic costs, and will retain a 37.5 percent interest in the defined prospect area.

Index

RESULTS OF OPERATIONS

The following represents a comparison of results of operations for the three months ended March 31, 2007 compared with the same three month period in 2006.

During the current quarter, the Company generated net income of $7.7 million. This represents a decrease of $1.3 million compared with net income of $9 million for the same quarter in 2006. The decrease in net income is due primarily to lower average oil sales prices, higher operating expense, an increase in exploration expense as a result of the acquisition of 3D seismic on the Las Violetas and Angostura concessions in Tierra del Fuego, and higher export taxes resulting from the Argentine government’s recent decision to apply export taxes to exports from the province of Tierra del Fuego. The export tax did not apply to the province of Tierra del Fuego in the first quarter of 2006. These negative variances more than offset increased oil and natural gas sales volumes for the period compared to the first quarter of 2006.

Operating revenues improved by $1.2 million primarily due to increased oil and natural gas sales volumes, in addition to higher natural gas and LPG sales prices.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $40.15 per barrel (“bbl”), $1.58 per mcf, and $393.67 per ton, respectively, during the current quarter, compared with $42.47 per bbl, $1.22 per mcf, and $392.72 per ton, respectively, for the same quarter in 2006.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 287 mbbls, 1.1 bcf of gas, and 2.4 thousand tons of LPG, respectively, during the current quarter, compared with 256 mbbls, 0.9 bcf, and 2.6 thousand tons, respectively, for the same quarter in 2006.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments decreased by $474 thousand during the current quarter compared with the same quarter in 2006. The decrease is due primarily to lower oil prices and greater Entre Lomas concession operating costs.

Operating expense increased by $528 thousand during the current quarter compared with the same quarter in 2006. The increase is primarily due to higher third-party service costs, increased rod pump operating costs resulting from an increase in the number of producing wells, higher costs for electrical power, and increased personnel costs. Reference is made to the statistical table on page 16 for average production cost per unit information.

Provincial production taxes and Argentine taxes other than income rose by $133 thousand and $654 thousand, respectively. The increase in provincial production taxes is directly associated with the previously described improvement in operating revenues. The increase in Argentine taxes other than income is a result of the Argentine government’s issuance of Law 26,217, effective January 15, 2007, in which the government extended the oil and gas export tax beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. Reference is made to the section “Export Taxes in Tierra del Fuego” on page 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion of the government’s actions related to export taxes in Tierra del Fuego.

Depreciation, depletion and amortization expense increased by $215 thousand compared to the first quarter of 2006 primarily due to increased production volumes and the impact of increased depreciable wells costs in the Entre Lomas concession resulting from the 2006 drilling program which costs began to be depreciated in 2007. Reference is made to the statistical table on page 16 for average depreciation cost per unit information.

Exploration expense increased by $558 thousand for the first quarter of 2007. The majority of the increase is due to recording an expense of $944 thousand for the acquisition of approximately 350 square kilometers of 3D seismic information over the Las Violetas and Angostura concessions in Tierra del Fuego. The first quarter of 2006 included an expense of $423 thousand as a result of the unsuccessful LMN a-13 well drilled in the Cañadón Ramirez concession.

Interest and other income increased by $285 thousand due to higher balances of cash and cash equivalents compared to the first quarter of 2006.

Index

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the three months ended March 31, for the years indicated. Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Three months ended March 31,
	2007	2006
Volumes consolidated interests
Crude oil and condensate (bbls)	287,447	256,445
Gas (mcf)	1,092,458	918,524
LPG (tons)	2,354	2,570
Volumes equity interests
Crude oil and condensate (bbls)	324,851	307,727
Gas (mcf)	514,526	627,595
LPG (tons)	2,342	2,776
Total volumes
Crude oil and condensate (bbls)	612,298	564,172
Gas (mcf)	1,606,985	1,546,119
LPG (tons)	4,695	5,346
Average sales prices consolidated interests
Oil (per bbl)	$40.15	$42.47
Gas (per mcf)	1.58	1.22
LPG (per ton)	393.67	392.72
Average sales prices equity interests
Oil (per bbl)	$39.13	$41.83
Gas (per mcf)	1.86	1.36
LPG (per ton)	396.01	384.26
Average sales prices - total
Oil (per bbl)	$39.61	$42.12
Gas (per mcf)	1.67	1.28
LPG (per ton)	394.84	388.32
Average production cost
Oil, gas, and LPG (per boe)	$4.48	$4.39
Average depreciation costs
Oil, gas, and LPG (per boe)	$4.20	$4.15

Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

Average production costs including oil inventory fluctuation expense are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”); depreciation costs are calculated using total costs divided by consolidated interest production volumes. Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, without considering the effects of hedging, would on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is due to the reduction factors incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. For example, a fluctuation in the price of WTI from $36 to $37 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income, and net income of approximately $987 thousand, $621 thousand, and $1.2 million, respectively. However, a fluctuation in the price of WTI from $60 to $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income, and net income of approximately $599 thousand, $347 thousand, and $714 thousand, respectively.

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

Reference is made to the section “Argentine Economic and Political Environment” on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Over the last four years Argentina has been recovering from its economic crisis of 2001 and 2002 and its economy has grown at an annual rate of nine percent. Argentine economists are expecting economic growth of six percent for 2007. Of course, the growth experienced by Argentina during the last four years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At March 31, 2007, the peso to US dollar exchange rate was 3.10:1.

Although Argentina’s economy has improved considerably since 2002, reducing inflation and unemployment, the country still finds itself in a delicate economic situation with remaining high levels of external indebtedness.

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

First Quarter 2007 Changes in Internal Controls over Financial Reporting

There have been no changes during the first-quarter 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is provided in Note 6 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in Part 1, Item 1A. Risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

The exhibits listed below are filed or furnished as part of this report:

10.1 - Summary of Non-Management Director Compensation Action.

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
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer and Principal Accounting Officer)

May 9, 2007

Index

EXHIBITS

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.1	Summary of Non-Management Director Compensation Action.

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