Form 10-Q
period 2007-06-30
APCO ARGENTINA INC/NEW
filed 2007-08-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2007
Ordinary Shares, $0.01 Par Value	7,360,311 Shares

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

Because forward-looking statements involve risks and uncertainties, the Company cautions that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item IA. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Part II, Item 1A “Risk Factors” in this report.

Index

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$44,469	$49,662
Short term investments	6,683	-
Accounts receivable	7,396	7,464
Inventory	1,778	1,309
Other current assets	2,374	1,679
Total Current Assets	62,700	60,114

Property and Equipment:
Cost, successful efforts method of accounting	110,071	101,598
Accumulated depreciation, depletion and amortization	(60,328)	(55,901)
	49,743	45,697

Argentine investments, equity method	60,657	57,382
Deferred Argentine income tax asset	42	29
Other assets	850	1,022

	$173,992	$164,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,166	$3,973
Affiliate payables	528	308
Accrued liabilities	1,234	2,065
Argentine income taxes payable	1,480	3,415
Dividends payable	2,576	2,576
Total Current Liabilities	10,984	12,337

Long-term liabilities	1,977	1,753
Minority Interest in Subsidiaries	163	151

Stockholders' Equity:
Ordinary shares, par value $0.01 per share; 15,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(1,345)	(1,345)
Retained earnings	152,813	141,948
Total Stockholders' Equity	160,868	150,003

	$173,992	$164,244

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Operating revenue	$14,768	$14,580	$28,962	$27,600

COSTS AND EXPENSES:
Operating expense	2,756	2,130	4,981	3,716
Provincial production taxes	1,666	1,605	3,216	3,022
Transportation and storage	261	204	524	400
Selling and administrative	934	672	2,230	1,891
Depreciation, depletion and amortization	2,414	1,990	4,479	3,840
Exploration expense	74	144	1,087	599
Argentine taxes other than income	1,045	760	2,056	1,117
Foreign exchange losses (gains)	25	(66)	(1)	(13)
Other expense	246	550	745	853
	9,421	7,989	19,317	15,425
TOTAL OPERATING INCOME	5,347	6,591	9,645	12,175
INVESTMENT INCOME
Interest and other income	809	396	1,453	755
Equity income from Argentine investments	4,603	5,854	9,395	11,120
	5,412	6,250	10,848	11,875
Minority interest expense	10	4	20	15
Income before Argentine income taxes	10,749	12,837	20,473	24,035
Argentine income taxes	2,426	2,515	4,456	4,737

NET INCOME	$8,323	$10,322	$16,017	$19,298

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE – BASIC AND DILUTED	$1.13	$1.40	$2.18	$2.62

Average ordinary shares outstanding – basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$16,017	$19,298
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(9,395)	(11,120)
Dividends from Argentine investments	6,120	6,934
Deferred income tax benefit	(12)	(14)
Depreciation, depletion and amortization	4,479	3,840
Changes in accounts receivable	68	(478)
Changes in affiliate receivable	-	(705)
Changes in inventory	(469)	139
Changes in other current assets	(695)	(642)
Changes in accounts payable	1,193	1,008
Changes in affiliate payables	220	108
Changes in accrued liabilities	(831)	68
Changes in Argentine income taxes payable	(1,935)	(962)
Minority interest in consolidated subsidiaries	20	14
Other, including changes in noncurrent assets and liabilities	245	448
Net cash provided by operating activities	15,025	17,936
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(8,374)	(9,927)
Short term investments:
Purchase of short term investments	(6,683)	(10,236)
Proceeds from short term investments	-	8,523
Net cash used in investing activities	(15,057)	(11,640)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(9)	-
Dividends paid ($0.70 per share in 2007 and $0.55 per share in 2006)	(5,152)	(4,048)
Net cash used in financing activities	(5,161)	(4,048)

Increase (decrease) in cash and cash equivalents	(5,193)	2,248

Cash and cash equivalents at beginning of period	49,662	28,670

Cash and cash equivalents at end of period	$44,469	$30,918

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six month periods ended June 30, 2007 and 2006.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is so because although the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are located, it also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction and therefore do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

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

As of January 1, 2007, the Company had no unrecognized tax benefits.  There has been no change to this condition during the six months ended June 30, 2007.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2001 through 2006 remain open to examination.

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

On October 11, 2006, the Argentine Ministry of Economy and Production issued resolution 776-2006, which states that it is the Ministry’s interpretation that the export tax created by Emergency Law 25,561 of 2002 applies to hydrocarbon export sales generated from the tax-free district of Tierra del Fuego. On October 18, 2006, a second resolution, No. 56/2006, was issued by the National Customs Authority to clarify that in accordance with the Ministry’s interpretation as stated in resolution 776-2006, the export tax should be collected retroactively to when the original export tax was levied in early 2002.

The Company’s position is that operations on the island of Tierra del Fuego remain exempt from Argentine federal taxes pursuant to Argentine law No. 19,640, and income generated in the concessions is not subject to Argentine federal taxes as long as the current exemption remains in effect. Nevertheless, the Company began paying and expensing this tax commencing with October 2006 sales.

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

Effective January 15, 2007, the Argentine government issued Law 26,217 extending the oil and gas export tax beyond the initial five year period and expressly clarifying that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. The Company is currently exporting all of its oil and condensate production from its concessions on the island of Tierra del Fuego.

Tax Disputes – Obligatory Savings Deposit

As discussed on page 43 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, after a lengthy judicial process, the Entre Lomas joint venture partners paid an obligatory savings deposit to the Direción General Impositva (“DGI”), the Argentine taxing authority, under dispute in twelve equal installments during the period July 2000 through June 2001. The U.S. dollar value of the deposit as of June 30, 2007, pertaining to the Company’s 23 percent direct interest in Entre Lomas is $757 thousand and $983 thousand pertaining to its equity interesting Petrolera.  As of the date of this report, Petrolera has not yet received an official written response from the DGI, but there has been ongoing contact with the Division of Refunds and Tax Adjustments and the request for reimbursement filed by Petrolera on behalf of the joint venture partners is being processed.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at June 30, 2007 and December 31, 2006 is as follows.  Amounts are stated in thousands:

	June 30, 2007	December 31, 2006

Current assets	$39,892	$49,406
Non current assets	$130,842	$118,937
Current liabilities	$19,267	$25,195
Non current liabilities	$5,952	$5,718

Petrolera’s results of operations for the three months ended June 30, 2007 and 2006 are as follows.  Amounts are stated in thousands:

	Six months ended June 30,
	2007	2006

Revenues	$72,488	$77,000
Expenses other than income taxes	$35,661	$30,839
Net income	$23,026	$27,253

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)	Contingencies

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

During the six months ended June 30, 2007 the Company generated cash flow from operating activities of $15 million that included $6.1 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $17.8 million and dividends from Argentine investments of $6.9 million for the same period in 2006.

Of the $15 million of operating cash flow generated during the first six months of 2007, $9.4 million was used for the Company’s capital program, of which $6.9 million represented funds used for development drilling, $1.4 million was used for plant and facilities, and $1.1 million was for the acquisition of 3D seismic information charged to expense as incurred.  Additionally, $5.2 million was paid to the Company’s shareholders in the form of dividends. As of June 30, 2007, the Company had accumulated cash, cash equivalents, and short-term investments of $51.2 million, representing an increase for the year of $1.5 million.

At present, management intends to execute its planned development activities in the Entre Lomas and Las Violetas concessions and its other Argentine oil and gas properties, and to invest in exploration and reserve acquisition opportunities in order to achieve continuing growth. The Company currently has no plans to seek external sources of financing and, as such, the Company plans to finance these activities by continuing to deploy the Company’s existing financial resources combined with cash flow generated by operations.  Should the Company determine that financial leveraging would enhance its growth prospects as previously described, it may consider seeking external sources of financing in the future.

OVERVIEW

Net Income

Through the six months ended June 30, 2007, the Company generated net income of $16 million. As described in the following paragraphs, net income was lower than the comparable period in 2006 mainly due to lower average oil sales prices and lower equity income from Argentine investments. In addition, net income was unfavorably impacted by higher costs and expenses including operating, selling and administrative, depreciation, depletion and amortization, greater Argentine taxes other than income due to export taxes related to its interests in the Las Violetas, Angostura, and Río Cullen concessions located on the island of Tierra del Fuego (collectively, the “TDF Concessions”), and an increase in exploration expense resulting from 3D seismic information acquired over the Las Violetas and Angostura concessions.  These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes for the period compared to the first six months of 2006.

Index

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

Historically, the reference price for crude oil sales contracts in Argentina has been the spot market price of West Texas Intermediate crude oil (“WTI”), less a discount to provide for differences in gravity and quality.  However, as the price of crude oil increased to record levels during 2004, politically driven mechanisms were implemented by the Argentine government for determining the sale price of oil produced and sold in Argentina. Today, WTI continues to be the reference price for oil sold in the country, and the aforementioned gravity and quality discounts still apply, but additional reduction factors have been gradually incorporated into pricing formulas that now act to considerably reduce the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases.  Consequently, increases in oil prices have benefited oil producers outside of Argentina more than the Company.  The reduced oil sale price net back received by the Company, after deducting the gravity and quality discount and the additional reduction factors, averages between 65 to 69 percent of WTI.

The average price of WTI was $64.97 for the second quarter of 2007 compared to $70.46 for the second quarter of 2006.  The average WTI price for the first six months of 2007 was $61.55, compared to $66.89 for the same period in 2006.  As reflected in the statistical table at the end of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s total average crude oil sales price per barrel including its equity interests was $41.97 in the second quarter 2007, compared to $44.54 for second quarter 2006.  For the first six months of 2007, the Company’s total average crude oil sales price was $40.78 compared to last year’s price of $43.38 for the same period.

Natural Gas Prices

The Company sells its natural gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. Natural gas prices in Argentina have been on the rise since 2004.  For further discussion of the evolution of natural gas prices in Argentina, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Natural Gas Prices” on page 19 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The statistical table at the end of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the previously mentioned rise in natural gas prices. For the second quarter of 2007, the Company’s average natural gas sale price per thousand cubic feet (“mcf”), including its equity interests, averaged $1.62 compared with $1.32 during the comparable period in 2006. For the first six months of 2007, the Company’s average natural gas sales price was $1.64 compared to last year’s price of $1.30 for the first six months of 2006.  To further demonstrate the gradual increase in natural gas prices, the average natural gas sale price per mcf for the first six months of 2005 was $0.86.

Resolution 599/2007 for Natural Gas Supply

On June 13, 2007, the Argentine Secretary of Energy issued resolution 599/2007 in order to regulate the supply of natural gas in the domestic market for the period 2007 to 2011 through a new natural gas supply agreement referred to as the “Acuerdo 2007-2011.” The resolution is intended to provide for equitable sharing of all sectors of the internal gas market among producers and establishes a mechanism for doing so based on average natural gas volumes produced from 2002 to 2004. The resolution determines which sectors of the market will have priority during periods of peak demand.  During such periods, the residential market will have first priority.  With respect to the lower-priced residential market, each producer’s current share of the residential market will be distributed based on an allocation of its volumes produced during that period, while natural gas production in excess of those volumes will be free to be sold to industrial customers at freely negotiated prices. Producers that have increased natural gas production since 2004 are at an advantage compared to those producers whose production has decreased because natural gas prices to residential customers remain frozen at less than 50 cents per mcf. For some time, larger producers have argued that they have been forced to supply a disproportionate share of this lower priced market. The resolution allows producers to choose to participate in the Acuerdo 2007-2011 gas supply agreement or not. However, if a producer chooses not to participate, then during periods of peak demand, or when there is a shortage of gas in the country, the government can force non-participating producers to be the first to supply excess residential volume demand above the base-line demand as projected in the Acuerdo 2007-2011, regardless of the non-participating producer’s contractual commitments.

Index

The Company estimates going forward that resolution 599/2007 will not have a negative impact on natural gas sales prices in Acambuco and Tierra del Fuego, but, during peak demand periods, it could negatively impact natural gas sales prices in Entre Lomas. Nevertheless, because Entre Lomas gas revenues represent approximately five percent of the Company’s total operating revenues, the overall impact of the resolution is not expected to be material to the Company’s future results.

Product Volumes

During the six months ended June 30, 2007, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1,211.7 thousand barrels (“mbbls”), an increase of 34.4 mbbls, or three percent when compared with 1,177.3 mbbls sold during the comparable period in 2006. The increase is due to greater sales volumes generated by the TDF Concessions.

During the six months ended June 30, 2007, natural gas sales volumes, net to the Company’s consolidated and equity interests, totaled 3.274 billion cubic feet (“bcf”), an increase of 241 million cubic feet, or eight percent when compared with 3.033 bcf sold during the comparable period in 2006. The increase relates to production volumes from the Macueta field in Acambuco and greater Tierra del Fuego gas volumes.

During the six months ended June 30, 2007, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 8.8 thousand tons, a decrease of 13 percent when compared with 10.1 thousand tons sold during the comparable period in 2006. Increased volumes from the TDF Concessions were more than offset by a decrease in LPG production in the Entre Lomas concession.

Capital Program

During the six months ended June 30, 2007, the Company’s capital and exploration expenditures net to its consolidated interests totaled $9.4 million. Approximately $6.9 million of the capital expenditures to date pertain to development drilling, $1.4 million was for plant and facilities, and $1.1 million pertains to exploration costs expensed as incurred as a result of the acquisition of 3D seismic information over the Las Violetas and Angostura concessions and over the Capricorn exploration permit.

During the first six months of 2007, Entre Lomas capital expenditures net to the Company’s consolidated interest totaled $6.9 million.  During the period, three wells that were in progress at the end of 2006 were completed and put on production, 16 wells were drilled, completed, and put on production and four additional wells that commenced drilling prior to the end of the quarter are currently in various stages of drilling or completion.  The Company and its partners plan to drill 40 wells in 2007, and have contracted the use of two drilling rigs throughout the entire year in 2007.

In Acambuco, capital expenditures net to the Company’s interest totaled $545 thousand.  During the first six months of 2007, the Acambuco partners completed drilling the Macueta 1003, a development well located to the south of the Macueta 1001(bis) well that was put on production in August of 2006.  The Macueta 1003 is expected to be put on production in September of 2007.  During the current quarter, construction of access roads and a drilling location were underway for the second exploration well in the Cerro Tuyunti structure with drilling expected to commence in the fourth quarter of 2007.  It is expected to take approximately eleven months for the Cerro Tuyunti well to reach total depth.  The Company’s participation interest in the Acambuco concession is 1.5 percent.

In the TDF Concessions, capital expenditures for the first six months totaled $1.8 million.  This amount includes the Company’s net share, or $979 thousand, of expenditures for the acquisition of approximately 350 square kilometers of 3D seismic over the Las Violetas and Angostura concessions.  Expenditures for seismic acquisition are recorded as exploration expense when incurred.  The balance of capital expenditures in the TDF Concessions was invested in capacity expansions of treating, handling, and transportation facilities in order to handle future expected increases in both oil and gas volumes.  A new drilling program is scheduled to commence in August 2007.

Index

Capital investments pertaining to the Company’s equity interest in Petrolera not reflected as such in the Consolidated Statement of Cash Flows represent an additional $8.9 million, for a combined capital investment total for the Company’s consolidated and equity interests of $18.4 million during the first six months of 2007.

Increasing Costs

As mentioned in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 23 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the costs of development wells, including the cost for drilling rigs, mud, cement, wireline services and tangible costs such as casing and surface equipment, have increased sharply over the last several years.  For example, since 2004, the average cost of drilling a typical well in the Entre Lomas concession has increased from approximately $840 thousand to $1.3 million in 2007.  The Company has also experienced significant increases in labor and oil field services accounted for as operating expense.  The continuation of the trend of increasing costs, coupled with a decrease in oil prices during the first six months of 2007, has negatively affected operating margins realized by the Company.

Business Development

Agua Amarga

In early 2007, Petrolera, the operator of the Entre Lomas concession and the Company’s equity investee, submitted a bid for the Agua Amarga exploration area that was offered for bid by the province of Río Negro.  The province officially awarded the hydrocarbon exploration permit for the area to Petrolera in the second quarter of 2007.

The Agua Amarga property is adjacent and to the south of the Entre Lomas concession and totals a surface area of 374 square kilometers, or approximately 92,000 acres.  Evaluation of available two dimensional seismic information revealed areas of the Agua Amarga area to have geology similar to the Entre Lomas concession that may be attractive exploration drilling targets to the same formations that are productive in Entre Lomas.  The terms of Petrolera’s bid include a work commitment over three years for both the acquisition of 3D seismic information and exploration drilling. The bid also provides for a royalty interest for the Río Negro province of 18.5 percent.  The acquisition of 3D seismic information and drilling of the first well is expected to commence in the second half of 2007.

Petrolera, Petrobras Energía S.A. (“PESA”), and the Company, the parties to the Entre Lomas joint venture, executed a letter agreement stating that the Petrolera bid for the Agua Amarga area was made on behalf of the Entre Lomas joint venture partners and that the participation interests of the parties in the Agua Amarga area will be 73.15 percent for Petrolera, 3.85 percent for PESA, and 23 percent for the Company. These are the same interests of the parties in the Entre Lomas joint venture.  As a result, the Company’s direct participation interest in Agua Amarga and its stock ownership in Petrolera will combine for a total direct and indirect interest in the Agua Amarga permit of 52.79 percent. As in the Entre Lomas concession, Petrolera will act as the operator of the Agua Amarga area.

Sur Río Deseado Este

In 2005, the Company entered into an agreement in which it agreed to advance funds for the drilling of a development well and the implementation of a pilot program to inject heated water into the producing formation of the Estación Telhuelche field in this concession, in exchange for which the Company would earn, at its option, a participation interest in the concession.  The agreement also provides the Company options to make additional investments that will entitle it to additional five percent incremental interests up to a maximum of 25 percent.  The concession produces a small volume of oil, and it is believed that the limited volume of production is the result of emulsion problems in the producing reservoir and possible formation damage due to previous inappropriate well drilling techniques.

During 2005 and 2006, the Company advanced $750 thousand for the previously mentioned projects and has the right, at its option, to acquire a ten percent participation interest in the concession.  After observing positive production responses to the waterflood project, the Company advanced an additional $456 thousand in the second quarter of 2007 for expanding the secondary recovery project by injecting water at significantly higher temperatures with the objective of increasing oil mobility in the reservoir. The Company is of the opinion that, if fluid mobility can be achieved in the existing producing reservoir, this concession presents interesting hydrocarbon reserves upside potential with opportunities for both exploration and development drilling.

Index

RESULTS OF OPERATIONS

Second Quarter Comparison

The following represents a comparison of results of operations for the three months ended June 30, 2007 compared with the same three month period in 2006.

During the current quarter, the Company generated net income of $8.3 million. This represents a decrease of $2 million compared with net income of $10.3 million for the same quarter in 2006. The decrease in net income is due primarily to lower average oil sales prices, lower equity income from Argentine investments, higher costs and expenses including operating, selling and administrative, depreciation, depletion and amortization, and greater Argentine taxes other than income due to export taxes resulting from the Argentine government’s recent decision to apply export taxes to exports from the province of Tierra del Fuego. These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes for the period compared to the second quarter of 2006.

Operating revenues improved by $188 thousand primarily due to increased natural gas sales volumes and higher natural gas and LPG sales prices, which combined to more than offset the decrease in average oil sales prices.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $42.75 per barrel (“bbl”), $1.52 per mcf, and $458.93 per ton, respectively, during the current quarter, compared with $45.09 per bbl, $1.26 per mcf, and $406.59 per ton, respectively, for the same quarter in 2006.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 282 mbbls, 1.2 bcf of gas, and 2.0 thousand tons of LPG, respectively, during the current quarter, compared with 278 mbbls, 0.9 bcf, and 2.2 thousand tons, respectively, for the same quarter in 2006.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.”  Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Operating expense increased by $626 thousand during the current quarter compared with the same quarter in 2006. As previously described in the section “Increasing Costs” in this report, the increase is primarily due to a continuation of the trend of higher third-party service costs, an increase in rod pump operating costs resulting from a greater number of producing wells, higher costs for electrical power, and increased personnel costs.  Reference is made to the statistical table at the end of this section for average production cost per unit information.

Selling and administrative expense increased by $262 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities.

Depreciation, depletion and amortization expense increased by $424 thousand compared to the second quarter of 2006 primarily due to increased production volumes and the impact of increased depreciable well costs in the Entre Lomas and Tierra del Fuego concessions resulting from the 2006 drilling programs which costs began to be depreciated in 2007.  Reference is made to the statistical table at the end of this section for average depreciation cost per unit information.

The increase of $285 thousand in Argentine taxes other than income is a result of the Argentine government’s issuance of Law 26,217, effective January 15, 2007, in which the government extended the oil and gas export tax beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego.  Reference is made to the section “Export Taxes in Tierra del Fuego” on page 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 4 “Income and Argentine Taxes” in the “Notes to Consolidated Financial Statements” in this report for further discussion of the government’s actions related to export taxes in Tierra del Fuego.  The export tax did not apply to the province of Tierra del Fuego in the comparable quarter of 2006.

Equity income from Argentine investments decreased by $1.3 million during the current quarter compared with the same quarter in 2006. The decrease is due primarily to lower Entre Lomas oil sales volumes and prices, and greater Entre Lomas concession operating costs.

Index

Interest and other income increased by $413 thousand due to higher interest bearing balances of cash and cash equivalents compared to the second quarter of 2006, and increased other income associated with value-added tax recovery and compression services performed for third parties in Tierra del Fuego.

Six-Month Comparison

The following represents a comparison of results of operations for the six months ended June 30, 2007 compared with the same period in 2006.

During the current six months, the Company generated net income of $16 million. This represents a decrease of $3.3 million compared with net income of $19.3 million for the same period in 2006. The decrease in net income is due primarily to lower average oil sales prices, lower equity income from Argentine investments, higher costs and expenses including operating, selling and administrative, and depreciation, depletion and amortization, an increase in exploration expense as a result of the acquisition of 3D seismic on the Las Violetas and Angostura concessions in Tierra del Fuego, and higher Argentine taxes other than income due to export taxes resulting from the Argentine government’s recent decision to apply export taxes to exports from the province of Tierra del Fuego.  These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes for the period compared to the first six months of 2006.

Operating revenues improved by $1.4 million primarily due to increased oil and natural gas sales volumes and higher natural gas and LPG sales prices, which combined to more than offset the decrease in average oil sales prices.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $41.43 per barrel (“bbl”), $1.55 per mcf, and $423.99 per ton, respectively, during the current six months, compared with $43.83 per bbl, $1.24 per mcf, and $399.17 per ton, respectively, for the same period in 2006.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 570 mbbls, 2.3 bcf of gas, and 4.4 thousand tons of LPG, respectively, during the current six months, compared with 535 mbbls, 1.8 bcf, and 4.8 thousand tons, respectively, for the first six months of 2006.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.”  Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Operating expense increased by $1.3 million during the first six months compared with the same period in 2006. As previously described in the section “Increasing Costs” in this report, the increase is primarily due to a continuation of the trend of higher third-party service costs, an increase in rod pump operating costs resulting from a greater number of producing wells, higher costs for electrical power, and increased personnel costs.  Reference is made to the statistical table at the end of this section for average production cost per unit information.

Selling and administrative expense increased by $339 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities.

Depreciation, depletion and amortization expense increased by $639 thousand compared to the first six months of 2006 primarily due to increased production volumes and the impact of increased depreciable well costs in the Entre Lomas and Tierra del Fuego concessions resulting from the 2006 drilling programs which costs began to be depreciated in 2007.  Reference is made to the statistical table at the end of this section for average depreciation cost per unit information.

Index

Exploration expense increased by $488 thousand for the first six months of 2007.  The majority of the increase is due to recording an expense of $979 thousand for the acquisition of approximately 350 square kilometers of 3D seismic information over the Las Violetas and Angostura concessions in Tierra del Fuego.

The increase of $939 thousand in Argentine taxes other than income is a result of the Argentine government’s issuance of Law 26,217, effective January 15, 2007, in which the government extended the oil and gas export tax beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego.  Reference is made to the section “Export Taxes in Tierra del Fuego” on page 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 4 “Income and Argentine Taxes” in the “Notes to Consolidated Financial Statements” in this report for further discussion of the government’s actions related to export taxes in Tierra del Fuego.  The export tax did not apply to the province of Tierra del Fuego in the first six months of 2006.

Equity income from Argentine investments decreased by $1.7 million during the first six months of 2007 compared with the same period in 2006. The decrease is due primarily to lower oil prices and greater Entre Lomas concession operating costs.

Interest and other income increased by $698 thousand due to higher interest bearing balances of cash and cash equivalents during the period compared to the first six months of 2006, and increased other income associated with value-added tax recovery and compression services performed for third parties in Tierra del Fuego.

Index

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the three and six months ended June 30, for the years indicated.  Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Periods Ending June 30
	Three Months		Six Months

Summary of Operating Statistics	2007	2006	2007	2006

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	282,067	278,397	569,513	534,842
Gas (mcf)	1,168,045	887,891	2,260,504	1,806,416
LPG (tons)	2,042	2,232	4,396	4,802
Barrels of oil equivalent (boe)	500,709	452,576	997,854	892,262
Equity interests
Crude oil and condensate (bbls)	317,325	334,726	642,176	642,453
Gas (mcf)	499,309	599,212	1,013,835	1,226,807
LPG (tons)	2,078	2,504	4,420	5,280
Barrels of oil equivalent (boe)	424,932	463,974	863,017	908,877
Total volumes
Crude oil and condensate (bbls)	599,392	613,123	1,211,689	1,177,295
Gas (mcf)	1,667,354	1,487,104	3,274,339	3,033,223
LPG (tons)	4,121	4,736	8,816	10,082
Barrels of oil equivalent (boe)	925,641	916,550	1,860,871	1,801,139

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$42.75	$45.09	$41.43	$43.83
Gas (per mcf)	1.52	1.26	1.55	1.24
LPG (per ton)	458.93	406.59	423.99	399.17
Equity interests
Oil (per bbl)	$41.28	$44.08	$40.19	$43.00
Gas (per mcf)	1.85	1.40	1.86	1.38
LPG (per ton)	458.70	407.95	425.49	395.49
Total
Oil (per bbl)	$41.97	$44.54	$40.78	$43.38
Gas (per mcf)	1.62	1.32	1.64	1.30
LPG (per ton)	458.81	407.31	424.74	397.24

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$5.50	$4.73	$4.99	$4.21

Oil, gas, and LPG depreciation expense per boe	$4.80	$4.37	$4.47	$4.26

(1) Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average production costs including oil inventory fluctuation expense and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

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

Over the last four years Argentina has been recovering from its economic crisis of 2001 and 2002 and its economy has grown at an annual rate of nine percent. Argentine economists are expecting economic growth of six percent for 2007. Of course, the growth experienced by Argentina during the last four years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At June 30, 2007, the peso to US dollar exchange rate was 3.09:1.

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

Second Quarter 2007 Changes in Internal Controls over Financial Reporting

There have been no changes during the second-quarter 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The information called for by this item is provided in Note 6 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.    Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed except as set forth below:

The Company’s Articles of Association provide that the Company may pay dividends or make distributions out of the Company’s profits, the share premium account, or as otherwise permitted by law.

In the event the Company has no profits for a given period and has accumulated deficits, the Company can make dividend or other distributions to its shareholders from the share premium account, which is similar to the paid in capital account under U.S. GAAP, as long as the distributions do not render the Company insolvent.  If the Company elects to pay dividends at times when the Company does not otherwise have current profits or accumulated earnings and profits, such dividends could have a material adverse effect on the Company’s financial condition.

Item 6.       Exhibits

    The exhibits listed below are filed or furnished as part of this report:

3.1 – Memorandum of Association of Apco Argentina Inc., as amended.

3.2 – Articles of Association of Apco Argentina Inc., as amended.

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
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

August 7, 2007

Index

EXHIBITS

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Memorandum of Association of Apco Argentina Inc., as amended.

3.2	Articles of Association of Apco Argentina Inc., as amended.

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