Form 10-Q
period 2007-09-30
APCO ARGENTINA INC/NEW
filed 2007-11-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2007
Ordinary Shares, $0.01 Par Value	7,360,310 Shares

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$52,027	$49,662
Accounts receivable	8,380	7,464
Inventory	2,457	1,309
Other current assets	2,305	1,679
Total Current Assets	65,169	60,114

Property and Equipment:
Cost, successful efforts method of accounting	114,119	101,598
Accumulated depreciation, depletion and amortization	(62,888)	(55,901)
	51,231	45,697

Argentine investments, equity method	63,981	57,382
Deferred Argentine income tax asset	49	29
Other assets	406	1,022

	$180,836	$164,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,155	$3,973
Affiliate payables	431	308
Accrued liabilities	1,175	2,065
Argentine income taxes payable	1,138	3,415
Dividends payable	2,576	2,576
Total Current Liabilities	11,475	12,337

Long-term liabilities	1,964	1,753
Minority Interest in Subsidiaries	170	151

Stockholders' Equity:
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 7,360,311 shares issued and outstanding	74	74
Additional paid-in capital	9,326	9,326
Accumulated other comprehensive loss	(1,345)	(1,345)
Retained earnings	159,172	141,948
Total Stockholders' Equity	167,227	150,003

	$180,836	$164,244

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Operating revenue	$15,698	$15,926	$44,660	$43,526

COSTS AND EXPENSES:
Operating expense	3,536	2,344	8,517	6,060
Provincial production taxes	1,838	1,764	5,054	4,786
Transportation and storage	260	255	784	655
Selling and administrative	909	637	3,139	2,528
Depreciation, depletion and amortization	2,546	2,261	7,025	6,101
Exploration expense	76	243	1,163	842
Argentine taxes other than income	1,026	432	3,082	1,549
Foreign exchange losses (gains)	(6)	28	(7)	14
Other expense (gain)	(140)	(84)	605	769
	10,045	7,880	29,362	23,304
TOTAL OPERATING INCOME	5,653	8,046	15,298	20,222
INVESTMENT INCOME
Interest and other income	396	590	1,849	1,345
Equity income from Argentine investments	4,956	6,280	14,351	17,400
	5,352	6,870	16,200	18,745
Minority interest expense	10	21	30	36
Income before Argentine income taxes	10,995	14,895	31,468	38,931
Argentine income taxes	2,060	2,761	6,516	7,498

NET INCOME	$8,935	$12,134	$24,952	$31,433

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE – BASIC AND DILUTED	$1.21	$1.65	$3.39	$4.27

Average ordinary shares outstanding – basic and diluted	7,360	7,360	7,360	7,360

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Nine Months Ended
	September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$24,952	$31,433
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(14,351)	(17,400)
Dividends from Argentine investments	7,752	11,834
Deferred income tax benefit	(19)	(22)
Depreciation, depletion and amortization	7,024	6,101
Changes in accounts receivable	(917)	(302)
Changes in affiliate receivable	-	(487)
Changes in inventory	(1,148)	(234)
Changes in other current assets	(627)	(658)
Changes in accounts payable	2,184	322
Changes in affiliate payables	122	399
Changes in accrued liabilities	(890)	(218)
Changes in Argentine income taxes payable	(2,277)	(158)
Minority interest in consolidated subsidiaries	30	36
Other, including changes in noncurrent assets and liabilities	663	117
Net cash provided by operating activities	22,498	30,763
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(12,393)	(13,263)
Short term investments:
Purchase of short term investments	(6,683)	(14,000)
Proceeds from short term investments	6,683	16,557
Net cash used in investing activities	(12,393)	(10,706)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(12)	-
Dividends paid ($1.05 per share in 2007 and $0.85 per share in 2006)	(7,728)	(6,256)
Net cash used in financing activities	(7,740)	(6,256)

Increase in cash and cash equivalents	2,365	13,801

Cash and cash equivalents at beginning of period	49,662	28,670

Cash and cash equivalents at end of period	$52,027	$42,471

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine month periods ended September 30, 2007 and 2006.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

On August 7, 2007, the Company’s annual general meeting of shareholders was held in Tulsa, Oklahoma. At the meeting, shareholders approved an increase in the number of authorized shares to 60,000,000 ordinary shares, par value of U.S. $0.01, which is equal to an authorized share capital of $600,000. Shareholders also approved an amendment to the Company’s articles of association, allowing dividends or distributions to be paid out of the profits of the Company, the Company’s share premium account, or as otherwise permitted by law.

On October 1, 2007, the Company announced that its board of directors approved a four-for-one share split to be effected in the form of a share dividend to shareholders of record as of October 17 with distribution of the shares on November 16, 2007.  Shareholders will be entitled to receive three additional ordinary shares for each ordinary share held.  The total number of authorized shares and associated par value per share were unchanged by this action. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q do not reflect the effect of this share split as the split will occur subsequent to the balance sheet date of September 30, 2007.

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

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is because although the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are located, it also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction and therefore do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, which is greater than 50 percent likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006.  The cumulative effect of applying the Interpretation must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 beginning January 1, 2007, as required.  The cumulative effect of adopting FIN 48 had no impact on retained earnings.

As of January 1, 2007, the Company had no unrecognized tax benefits.  There has been no change to this condition during the nine months ended September 30, 2007.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2001 through 2006 remain open to examination.

Federal Tax Exemption - Tierra del Fuego

As described on page seven in the section “Narrative Description of Business” under Part I Item I. “Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, operations in the Las Violetas, Angostura, and Río Cullen concessions located on the island of Tierra del Fuego (collectively, the “TDF Concessions”) are exempt from Argentine federal taxes pursuant to Argentine law No. 19,640.  In September of 2007, this tax exemption for the island of Tierra del Fuego was extended for an additional 10 years, which allows for the exemption to be in effect until the year 2023.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Tax Disputes - Obligatory Savings Deposit

As discussed on page 43 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, after a lengthy judicial process, the Entre Lomas joint venture partners paid an obligatory savings deposit to the Dirección General Impositiva (“DGI”), the Argentine taxing authority, in 12 equal installments during the period July 2000 through June 2001. The U.S. dollar value of the deposit as of September 30, 2007, pertaining to the Company’s 23 percent direct interest in Entre Lomas is $744 thousand and $966 thousand pertaining to its equity interest in Petrolera Entre Lomas S.A. (“Petrolera”).  Originally, a request for reimbursement of the deposit was made in June 2005. It was subsequently determined that the due date for reimbursement of the deposit is five years from the date the joint venture partners paid the last installment, or June 30, 2006. On June 27, 2006, Petrolera filed a request for reimbursement on behalf of the joint venture partners. As of the date of this report, Petrolera has not yet received an official written response from the DGI, but there has been ongoing contact with the Division of Refunds and Tax Adjustments and the request for reimbursement filed by Petrolera on behalf of the joint venture partners is being processed.

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

The Company’s position is that operations on the island of Tierra del Fuego remain exempt from Argentine federal taxes pursuant to Argentine law No. 19,640, and income generated in the concessions is not subject to Argentine federal taxes as long as the current exemption remains in effect. Nevertheless, the Company began paying and expensing this export tax commencing with October 2006 sales.

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

Effective January 15, 2007, the Argentine government issued Law 26,217 extending the oil and gas export tax beyond the initial five year period and expressly clarifying that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. During the first nine months of 2007, the Company exported all of its oil and condensate production from its concessions on the island of Tierra del Fuego.  Beginning in October 2007, the Company began to sell its oil production to domestic refiners in Argentina.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)	Investment in Petrolera Entre Lomas S.A.

The Company uses the equity method to account for its investment in Petrolera.  Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment account and is also recorded as equity income (loss) from Argentine investments. Dividends from Petrolera are recorded as reductions of the Company’s investment.

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at September 30, 2007 and December 31, 2006 is as follows.  Amounts are stated in thousands:

	September 30, 2007	December 31, 2006

Current assets	$55,566	$49,406
Non current assets	$131,852	$118,937
Current liabilities	$21,524	$25,195
Non current liabilities	$15,872	$5,718

Petrolera’s results of operations for the nine months ended September 30, 2007 and 2006 are as follows.  Amounts are stated in thousands:

	Nine months ended September 30,
	2007	2006

Revenues	$112,701	$119,035
Expenses other than income taxes	$53,914	$48,015
Net income	$35,329	$42,643

(6)	Contingencies

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is generally applied prospectively. The Company continues to assess the impact of SFAS No. 157 on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect the option to measure eligible financial instruments and certain other items at fair value on specified election dates. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. The Company continues to assess whether to apply the provisions of SFAS No. 159 to eligible financial instruments in place on the adoption date and the related impact on its Consolidated Financial Statements.

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

During the nine months ended September 30, 2007 the Company generated cash flow from operating activities of $22.5 million that included $7.8 million in dividends from Argentine investments. These amounts compare with net cash provided by operating activities of $30.8 million and dividends from Argentine investments of $11.8 million for the same period in 2006.

Of the $22.5 million of operating cash flow generated during the first nine months of 2007, $12.4 million was used for the Company’s capital program, of which $10.8 million represented funds used for development drilling, and $1.6 million was used for plant and facilities.  In addition, $1.2 million was used for the acquisition of 3D seismic information charged to expense as incurred.  Also, $7.7 million was paid to the Company’s shareholders in the form of dividends. As of September 30, 2007, the Company had accumulated cash, cash equivalents, and short-term investments of $52 million, representing an increase for the year of $2.4 million.

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

OVERVIEW

Net Income

Through the nine months ended September 30, 2007, the Company generated net income of $24.9 million. As described in the following paragraphs, net income was lower than the comparable period in 2006 mainly due to higher costs and expenses, lower equity income from Argentine investments, and lower average oil sales prices. The higher costs and expenses were driven by increases in operating expense, selling and administrative, depreciation, depletion and amortization, and greater Argentine taxes other than income due to export taxes related to its interests in the Las Violetas, Angostura, and Río Cullen concessions located on the island of Tierra del Fuego (collectively, the “TDF Concessions”).  These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes and higher natural gas sales prices for the period compared to the first nine months of 2006.

Index

Oil Prices

Volatility of oil prices has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

Historically, the reference price for crude oil sales contracts in Argentina has been the spot market price of West Texas Intermediate crude oil (“WTI”), less a discount to provide for differences in gravity and quality.  However, as the price of crude oil increased to record levels during 2004, politically driven mechanisms were implemented by the Argentine government for determining the sale price of oil produced and sold in Argentina. Today, WTI continues to be the reference price for oil sold in the country, and the aforementioned gravity and quality discounts still apply, but additional reduction factors have been gradually incorporated into pricing formulas that now act to considerably reduce the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases.  Consequently, increases in oil prices have benefited oil producers outside of Argentina more than the Company.  The reduced oil sale price net back received by the Company for oil sold to refiners in Argentina, after deducting the gravity and quality discount and the additional reduction factors, averages between 65 to 69 percent of WTI.

The average price of WTI was $75.22 for the third quarter of 2007 compared to $70.48 for the third quarter of 2006.  The average WTI price for the first nine months of 2007 was $66.13, compared to $68.08 for the same period in 2006.  As reflected in the statistical table at the end of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s total average crude oil sales price per barrel including its equity interests was $45.64 in the third quarter 2007, compared to $45.06 for third quarter 2006.  For the first nine months of 2007, the Company’s total average crude oil sales price was $42.41 compared to last year’s price of $43.97 for the same period.

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

The statistical table at the end of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the previously mentioned rise in natural gas prices on a year-to-year basis. However, for the third quarter of 2007, the Company’s average natural gas sale price per thousand cubic feet (“mcf”), including its equity interests, decreased to an average of $1.34 compared with $1.36 during the comparable period in 2006. The quarter-to-quarter decrease is a result of Resolution 599/2007 explained in the following section.  For the first nine months of 2007, the Company’s average natural gas sales price was $1.54 compared to last year’s price of $1.32 for the first nine months of 2006.  To further demonstrate the gradual increase in natural gas prices, the average natural gas sale price per mcf for the first nine months of 2005 was $1.00.

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

Index

The Company estimates going forward that resolution 599/2007 will not have a negative impact on natural gas sales prices in Acambuco and Tierra del Fuego, but, during peak demand periods, it will negatively impact natural gas sales prices in Entre Lomas. Nevertheless, because Entre Lomas gas revenues represent approximately five percent of the Company’s total operating revenues on an annual basis, the overall impact of the resolution is not expected to be material to the Company’s future results.

Product Volumes

During the nine months ended September 30, 2007, oil sales volumes, net to the Company’s consolidated and equity interests, totaled 1,823.9 thousand barrels (“mbbls”), an increase of 16.1 mbbls, or one percent when compared with 1,807.8 mbbls sold during the comparable period in 2006. The increase is due to greater sales volumes generated by the TDF Concessions.

During the nine months ended September 30, 2007, natural gas sales volumes, net to the Company’s consolidated and equity interests, totaled 4.952 billion cubic feet (“bcf”), an increase of 131 million cubic feet, or three percent when compared with 4.821 bcf sold during the comparable period in 2006. The increase relates to higher production volumes from the Macueta field in Acambuco and greater Tierra del Fuego gas volumes.

During the nine months ended September 30, 2007, liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 13.5 thousand tons, a decrease of 11 percent when compared with 15.1 thousand tons sold during the comparable period in 2006. Increased volumes from the TDF Concessions were more than offset by a decrease in LPG production in the Entre Lomas concession.

Capital Program

During the nine months ended September 30, 2007, the Company’s capital and exploration expenditures net to its consolidated interests totaled $13.6 million. Approximately $10.8 million of the capital expenditures to date pertain to development drilling, $1.6 million was for plant and facilities, and $1.2 million pertains to exploration costs expensed as incurred as a result of the acquisition of 3D seismic information over the Las Violetas and Angostura concessions and over the Capricorn exploration permit.

During the first nine months of 2007, Entre Lomas capital expenditures net to the Company’s consolidated interest totaled $10 million.  During the period, three wells that were in progress at the end of 2006 were completed and put on production, 28 wells were drilled, completed, and put on production and four additional wells that commenced drilling prior to the end of the quarter are currently in various stages of drilling or completion.  The Company and its partners plan to drill 40 wells in 2007, and have contracted the use of two drilling rigs throughout the entire year in 2007.

In Acambuco, capital expenditures net to the Company’s interest totaled $906 thousand.  During the first nine months of 2007, the Acambuco partners completed drilling the Macueta 1003, a development well located to the south of the Macueta 1001(bis) well that was put on production in August of 2006.  The Macueta 1003 was put on production in September of 2007.  Construction of access roads and a drilling location for the second exploration well in the Cerro Tuyunti structure was completed in the third quarter and drilling commenced in October 2007.  It is expected to take approximately 11 months for the Cerro Tuyunti well to reach total depth.  The Company’s participation interest in the Acambuco concession is 1.5 percent.

Index

In the TDF Concessions, capital expenditures net to the Company’s interest totaled $2.3 million for the first nine months of 2007.  This amount includes the Company’s net share, or $1.1 million, of expenditures for the acquisition of approximately 350 square kilometers of 3D seismic over the Las Violetas and Angostura concessions.  Expenditures for seismic acquisition are recorded as exploration expense when incurred.  Capital expenditures for drilling totaled $496 thousand, and included expenditures for the construction of several well locations for the second Tierra del Fuego drilling campaign which commenced in September.  The first well drilled in this second campaign, the Los Patos 1009 well, has been put on production.  The second well, the Los Patos 1013, has reached total depth, and drilling has commenced on a third well.  The Company and its partners expect to drill four additional wells by the end of this year, and have contracted the drilling rig to continue drilling throughout 2008 and into 2009.  The balance of capital expenditures in the TDF Concessions was invested in capacity expansions of treating, handling, and transportation facilities in order to handle future expected increases in both oil and gas volumes.

Capital investments pertaining to the Company’s equity interest in Petrolera not reflected as such in the Consolidated Statement of Cash Flows represent an additional $13.2 million, for a combined capital investment total for the Company’s consolidated and equity interests of $25.6 million during the first nine months of 2007.

Increasing Costs

As mentioned in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 23 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the costs of development wells, including the cost for drilling rigs, mud, cement, wireline services, and tangible costs such as casing and surface equipment, have increased sharply over the last several years.  For example, since 2004, the average cost of drilling a typical well in the Entre Lomas concession has increased from approximately $840 thousand to $1.3 million in 2007.  This cost is expected to increase to almost $1.5 million in 2008.  The Company has also experienced significant increases in labor and oil field services accounted for as operating expense.  The continuation of the trend of increasing costs, coupled with a decrease in oil prices during the first nine months of 2007, has negatively affected operating margins realized by the Company.

Business Development

Earlier in 2007, the Entre Lomas partners agreed that it would be strategically beneficial to all if Petrolera were to evaluate acquisition opportunities in the Neuquén basin in close proximity to the Entre Lomas concession and that this effort would be conducted on behalf of the partners.

In the third quarter of 2007, Petrolera arranged for a $50 million bank line of credit at market terms that enables Petrolera to fund its share of any acquisition costs and capital expenditures that might result from these efforts, while continuing to use its internally generated cash flow to fund its share of the costs of the ongoing Entre Lomas drilling program, the committed investments of the Agua Amarga block, and to continue paying cash dividends to its shareholders.

With the acquisition earlier in the year of the Agua Amarga exploration area and now the Bajada del Palo concession described in the next sections, these efforts have been successful.

Bajada del Palo

In November 2007, the Company purchased a 23 percent participation interest in the Bajada del Palo concession located in Argentina. Joining the Company in this acquisition is Petrolera, an Argentine corporation and the Company’s equity investee, which has acquired a 73.15 percent participation interest. Petrolera is the Company’s partner and the operator of both the Entre Lomas concession and the Agua Amarga exploration area.  Petrolera will also be the operator of Bajada del Palo.

The Company and Petrolera have acquired their interests for a combined price of $30.6 million in purchases from Petrouruguay S. A. and Petrobras Energía S.A. (“PESA”). The Company is acquiring a three percent interest from PESA and a 20 percent interest from Petrouruguay S.A.  Petrolera is acquiring all of its interest from PESA.  The Company’s direct portion of the purchase price is $7.3 million. The Company will fund its payment from general corporate funds. Because the Company has a 40.724 percent stock ownership in Petrolera, it will own a combined direct and indirect interest in Bajada del Palo of 52.79 percent. The Company’s direct and indirect purchase cost considering its equity interest in Petrolera equals $16.8 million.

Index

Bajada del Palo has a total surface area of approximately 110,000 acres. It is located in the province of Neuquén immediately to the southwest of the Entre Lomas concession and to the northwest of the Agua Amarga exploration area.  There are three fields in the concession that have produced an average of 240 barrels of oil per day during the first nine months of 2007.  With this purchase the Company now holds interests in three contiguous blocks in the Neuquén basin, the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration area, with a combined surface acreage for the three properties totaling approximately 385,000 gross acres (203,000 net acres).

The Company believes that the Bajada del Palo concession provides well reactivation potential, attractive development drilling potential and exploration possibilities that together should enable the Company to increase production and develop hydrocarbon reserves. The property compliments the Company’s portfolio because both Petrolera and the Company are familiar with the subsurface geology of the area after having worked in the Entre Lomas concession for many years.

The Company and its partners expect to embark on a 3D seismic campaign and commence workovers and the drilling of wells before the middle of 2008. The primary target formations in Bajada del Palo are the same as those that have been developed and produced in Entre Lomas. The property is also considered to have exploration potential beneath the lowest known producing formations in either Entre Lomas or Bajada del Palo.

With this purchase it is estimated that the Company is acquiring proved reserves of 1.1 million barrels of oil.

Exploration

Agua Amarga

As described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, Petrolera was awarded the Agua Amarga exploration area during the second quarter of 2007. Subsequent to the award, Petrolera, Petrobras Energía S.A. and the Company, the Entre Lomas joint venture partners, executed a letter agreement stating that Petrolera’s bid was made on behalf of the Entre Lomas partners and that the participation interests of the parties in the Agua Amarga area will be the same as in Entre Lomas.

During the fourth quarter of 2007, the Agua Amarga partners plan to acquire 214 square kilometers of 3D seismic and drill the first exploration well on the block. This work is expected to cost $4.75 million, or $1.1 million net to the Company’s 23 percent direct interest and $1.4 million net to its equity interest in Petrolera. The well will be the Charco de Palenque x-1 well, which will be drilled on the northwest corner of the Agua Amarga area to investigate the Tordillo and other formations known to be productive in the Entre Lomas concession. Total depth of the well will be 10,335 feet. The investments expected to be completed by the end of 2007 will represent approximately 24 percent of the total committed work program to be conducted over a three year period.

Cañadón Ramirez

As mentioned in the section “Cañadón Ramirez” on page 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company and its partner executed a farm-out agreement with CanAmericas Energy (“CanAmericas”) in January 2007.  The agreement allows CanAmericas to earn a 49 percent interest by exploring over an area of mutual interest covering the western half of the concession.  In order to earn their interest, CanAmericas will fund up to $4.5 million of an initial work program to acquire 160 square kilometers of 3D seismic and drill three wells in 2007.  Any remaining balance of the $4.5 million will be applied to a second work program to drill three wells in 2008.  Once CanAmericas has funded their commitment, the Company will have a participation of 41 percent in investments over the area of mutual interest.  The seismic acquisition was completed in the first quarter of 2007, and three drilling locations have been chosen. Due to delays in contracting a drilling rig, the Company expects that the three wells originally planned to be drilled in 2007 will be drilled in early 2008.

Index

Capricorn Exploration Permit

The farm-out out agreement with Gold Point Energy (“GPE”) entered into in October 2006 described on page 22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, was amended earlier in 2007 to provide GPE an option for a second earning program in the Capricorn exploration permit that includes the acquisition of 3D seismic and additional drilling.  Pursuant to the amendment, GPE can earn a 25 percent interest in the Estación Pizarro area of mutual interest located in the southern portion of the Capricorn permit by funding 50 percent of the cost of acquiring 150 square kilometers of 3D seismic and the drilling of two wells on two separate structures that have been identified in the area. These structures were identified using previously acquired 2D seismic and are in close proximity to the Dos Puntitas field located in the southwest corner of the Puesto Guardian concession.

The Peña Azul x-1 well spudded in late October is currently drilling on the Estación Pizarro Oeste prospect. The well will be drilled to a depth of 6,562 feet with the objective of investigating potential accumulations of oil that may be trapped in the Yacoraite formation that is productive throughout this part of Argentina’s northwest basin. The well is estimated to cost $1.8 million of which the Company will pay 25 percent of the cost. After the results of this well are known, any of the parties can propose acquiring 3D seismic or the drilling of a well, and GPE would be obligated to fund 50 percent of the proposed investments.

Immediately following the drilling of the Peña Azul x-1 well, the rig will move and commence drilling the Lomas de Guayacán x-1 well on the Martínez del Tineo Oeste prospect located immediately to the west of the Puesto Guardian concession. The Lomas de Guayacán x-1 well is the commitment well required by the original farm-out agreement with GPE. This well location was selected based on results of interpretation of 3D seismic acquired pursuant to the original farm-out agreement. It will be drilled to a depth of 7,546 feet and will also investigate the Yacoraite formation. The well is estimated to cost $1.9 million of which the Company will pay 25 percent of the cost.

After GPE has earned its interest pursuant to the original farm-out agreement and the subsequent amendment, the Company will retain a participation interest in the areas of mutual interest of 37.5 percent.

In October 2007, the Company and its partners notified the government that they are relinquishing all but 491.7 square kilometers, or approximately 122,000 acres, of the Capricorn exploration area. The remaining acreage encompasses the areas surrounding the Martínez del Tineo Oeste and Estación Pizarro prospect areas.  There is no financial impact to the Company as a result of the relinquishment.

Index

RESULTS OF OPERATIONS

Third Quarter Comparison

The following represents a comparison of results of operations for the three months ended September 30, 2007 compared with the same three month period in 2006.

During the current quarter, the Company generated net income of $8.9 million. This represents a decrease of $3.2 million compared with net income of $12.1 million for the same quarter in 2006. The decrease in net income is due primarily to lower oil sales volumes, lower equity income from Argentine investments, higher costs and expenses including operating, selling and administrative, depreciation, depletion and amortization, and greater Argentine taxes other than income due to export taxes resulting from the Argentine government’s recent decision to apply export taxes to exports from the province of Tierra del Fuego.

Operating revenues decreased by $228 thousand primarily due to lower oil and LPG sales volumes and lower LPG sales prices, which combined to more than offset slightly higher average oil and natural gas sales prices.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $46.28 per barrel (“bbl”), $1.35 per mcf, and $422.47 per ton, respectively, during the current quarter, compared with $45.96 per bbl, $1.28 per mcf, and $454.42 per ton, respectively, for the same quarter in 2006.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 283 mbbls, 1.2 bcf of gas, and 2.3 thousand tons of LPG, respectively, during the current quarter, compared with 290 mbbls, 1.2 bcf, and 2.4 thousand tons, respectively, for the same quarter in 2006.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.”  Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Operating expense increased by $1.2 million during the current quarter compared with the same quarter in 2006. Approximately 40 percent, or $483 thousand, of the increase is related to greater workover activity in the Entre Lomas concession.  As previously described in the section “Increasing Costs” in this report, the remainder of the increase is primarily due to a continuation of the trend of higher third-party service costs, an increase in rod pump operating costs resulting from a greater number of producing wells, higher costs for electrical power, and increased personnel costs.  Reference is made to the statistical table at the end of this section for average production cost per unit information.

Selling and administrative expense increased by $272 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities.

Depreciation, depletion and amortization expense increased by $285 thousand compared to the third quarter of 2006 primarily due to the impact of increased depreciable well costs in the Entre Lomas and Tierra del Fuego concessions resulting from the 2006 drilling programs which costs began to be depreciated in 2007.  Reference is made to the statistical table at the end of this section for average depreciation cost per unit information.

The increase of $594 thousand in Argentine taxes other than income is a result of the Argentine government’s issuance of Law 26,217, effective January 15, 2007, in which the government extended the oil and gas export tax beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego.  Reference is made to the section “Export Taxes in Tierra del Fuego” on page 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 4 “Income and Argentine Taxes” in the “Notes to Consolidated Financial Statements” in this report for further discussion of the government’s actions related to export taxes in Tierra del Fuego.  The export tax did not apply to the province of Tierra del Fuego in the comparable quarter of 2006.

Equity income from Argentine investments decreased by $1.3 million during the current quarter compared with the same quarter in 2006. The decrease is due primarily to lower Entre Lomas oil sales volumes, and greater Entre Lomas concession operating costs.

Index

Argentine income taxes decreased by $701 thousand due to lower net income during the current quarter compared to the same period in 2006.

Nine-Month Comparison

The following represents a comparison of results of operations for the nine months ended September 30, 2007 compared with the same period in 2006.

During the current nine months, the Company generated net income of $24.9 million. This represents a decrease of $6.4 million compared with net income of $31.4 million for the same period in 2006. The decrease in net income is due primarily to lower average oil sales prices, lower equity income from Argentine investments, higher costs and expenses including operating, selling and administrative, and depreciation, depletion and amortization, an increase in exploration expense as a result of the acquisition of 3D seismic on the Las Violetas and Angostura concessions in Tierra del Fuego, and higher Argentine taxes other than income due to export taxes resulting from the Argentine government’s recent decision to apply export taxes to exports from the province of Tierra del Fuego.  These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes and higher average natural gas sales prices for the period compared to the first nine months of 2006.

Operating revenues improved by $1.1 million primarily due to increased oil and natural gas sales volumes and higher natural gas prices, which combined to more than offset the decrease in average oil sales prices.

Oil, natural gas, and LPG prices for the Company’s consolidated interests accounted for as operating revenues averaged $43.04 per barrel (“bbl”), $1.48 per mcf, and $423.47 per ton, respectively, during the current nine months, compared with $44.58 per bbl, $1.26 per mcf, and $417.69 per ton, respectively, for the same period in 2006.

Oil, natural gas, and LPG sales volumes for the Company’s consolidated interests accounted for as operating revenues totaled 853 mbbls, 3.5 bcf of gas, and 6.7 thousand tons of LPG, respectively, during the current nine months, compared with 825 mbbls, 3.0 bcf of gas, and 7.2 thousand tons, respectively, for the first nine months of 2006.

The above price and volume comparisons in the foregoing paragraphs differ from those described in the previous sections titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.”  Those previous discussions compare prices and volumes for the Company’s combined consolidated and equity interests.

Operating expense increased by $2.5 million during the first nine months compared with the same period in 2006. As previously described in the section “Increasing Costs” in this report, the increase is primarily due to a continuation of the trend of higher third-party service costs, an increase in rod pump operating costs resulting from a greater number of producing wells, higher costs for electrical power, increased plant maintenance and workover activity in the Entre Lomas concession, and increased personnel costs.  Reference is made to the statistical table at the end of this section for average production cost per unit information.

Selling and administrative expense increased by $611 thousand primarily due to higher travel and business development activity reflecting management’s strategy to search for and evaluate growth opportunities.

Depreciation, depletion and amortization expense increased by $924 thousand compared to the first nine months of 2006 primarily due to increased production volumes and the impact of increased depreciable well costs in the Entre Lomas and Tierra del Fuego concessions resulting from the 2006 drilling programs which costs began to be depreciated in 2007.  Reference is made to the statistical table at the end of this section for average depreciation cost per unit information.

Index

Exploration expense increased by $321 thousand for the first nine months of 2007.  The increase is due to greater 3D seismic acquisition activity incurred over the Las Violetas and Angostura concessions in Tierra del Fuego.

The increase of $1.5 million in Argentine taxes other than income is a result of the Argentine government’s issuance of Law 26,217, effective January 15, 2007, in which the government extended the oil and gas export tax beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego.  Reference is made to the section “Export Taxes in Tierra del Fuego” on page 24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and to Note 4 “Income and Argentine Taxes” in the “Notes to Consolidated Financial Statements” in this report for further discussion of the government’s actions related to export taxes in Tierra del Fuego.  The export tax did not apply to the province of Tierra del Fuego in the first nine months of 2006.

Equity income from Argentine investments decreased by $3 million during the first nine months of 2007 compared with the same period in 2006. The decrease is due primarily to lower oil sales volumes and prices and greater Entre Lomas concession operating costs.

Interest and other income increased by $504 thousand due to higher interest bearing balances of cash and cash equivalents during the period compared to the first nine months of 2006, and increased other income associated with value-added tax recovery and compression services performed for third parties in Tierra del Fuego.

Argentine income taxes decreased by $982 thousand due to lower net income during the first nine months of 2007.

Index

The following table illustrates total sales volumes of crude oil condensate, natural gas, and gas liquids and average sales prices and production and depreciation costs for the three and six months ended September 30, for the years indicated.  Prices and costs are stated in US dollars per unit of product as indicated in the table.

	Periods Ending September 30
	Three Months		Nine Months

Summary of Operating Statistics	2007	2006	2007	2006

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	283,235	290,199	852,748	825,042
Gas (mcf)	1,202,729	1,163,345	3,463,233	2,969,760
LPG (tons)	2,302	2,421	6,698	7,223
Barrels of oil equivalent (boe)	510,699	512,502	1,508,552	1,404,763
Equity interests
Crude oil and condensate (bbls)	329,021	340,309	971,197	982,762
Gas (mcf)	475,123	623,935	1,488,959	1,850,742
LPG (tons)	2,378	2,601	6,798	7,880
Barrels of oil equivalent (boe)	436,111	474,817	1,299,128	1,383,694
Total volumes
Crude oil and condensate (bbls)	612,256	630,509	1,823,945	1,807,803
Gas (mcf)	1,677,853	1,787,279	4,952,192	4,820,502
LPG (tons)	4,679	5,022	13,496	15,103
Barrels of oil equivalent (boe)	946,809	987,318	2,807,680	2,788,457

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$46.28	$45.96	$43.04	$44.58
Gas (per mcf)	1.35	1.28	1.48	1.26
LPG (per ton)	422.47	454.42	423.47	417.69
Equity interests
Oil (per bbl)	$45.09	$44.30	$41.85	$43.45
Gas (per mcf)	1.32	1.50	1.69	1.42
LPG (per ton)	408.03	449.30	419.38	413.25
Total
Oil (per bbl)	$45.64	$45.06	$42.41	$43.97
Gas (per mcf)	1.34	1.36	1.54	1.32
LPG (per ton)	415.13	451.76	421.41	415.37

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$6.92	$4.43	$5.65	$4.32

Oil, gas, and LPG depreciation expense per boe	$4.95	$4.38	$4.63	$4.31

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

Over the last four years Argentina has been recovering from its economic crisis of 2001 and 2002 and its economy has grown at an annual rate of nine percent. Argentine economists are expecting economic growth of six percent for 2007. The growth experienced by Argentina during the last four years comes on the heels of the severe economic contraction that occurred from 1999 through 2002. Nevertheless, the resurgence of economic growth is a positive indicator for the future. At September 30, 2007, the peso to US dollar exchange rate was 3.15:1.

Although Argentina’s economy has improved considerably since 2002, reducing unemployment and increasing investment in the country, Argentina still finds itself in a delicate economic situation with remaining high levels of external indebtedness and rising inflation.  Presidential elections were held on October 28, 2007.  The new president-elect is Cristina Kirchner, wife of the current president Nestor Kirchner, and senator from the province of Santa Cruz.  Senator Kirchner will assume the office of the presidency on December 10, 2007.  The Company does not expect any significant policy changes as a result of the election of Senator Kirchner.

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

Third Quarter 2007 Changes in Internal Controls over Financial Reporting

There have been no changes during the third-quarter 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

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

The annual general meeting of shareholders of the Company was held on August 7, 2007.  At the annual general meeting of shareholders, two individuals were re-elected as directors of the Company and five individuals continue to serve as directors pursuant to their prior elections.  Those directors continuing in office pursuant to their prior elections are Keith E. Bailey, Ralph A. Hill, Robert J. LaFortune, Rodney J. Sailor, and John H. Williams.  The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007 was ratified. Shareholders approved an increase to the Company’s authorized share capital to U.S. $600,000 divided into 60,000,000 ordinary shares of U.S. $0.01 par value and approved an amendment to the Company’s memorandum of association to reflect such increase. Shareholders also approved an amendment to the Company’s articles of association, allowing dividends or distributions to be paid out of the profits of the Company, the Company’s share premium account, or as otherwise permitted by law.  The Company’s articles of association were also amended to provide for the issuance of uncertificated shares.

A tabulation of the voting at the annual general meeting of shareholders with respect to the matters indicated is as follows:

Election of directors

Name	For	Against	Abstain
Bryan K. Guderian	7,209,050	5,130	1,234
Piero Ruffinengo	7,212,056	2,224	1,134

Ratification of appointment of independent registered public accounting firm

For	Against	Abstain
7,209,834	2,633	2,947

Index

Increase in share capital and amendment to memorandum of association to reflect such increase

For	Against	Abstain	Broker Non-Votes
5,749,721	9,444	2,255	1,453,994

Amendment to articles of association, allowing dividends or distributions to be paid out of the profits of the Company, the Company’s share premium account, or as otherwise permitted by law

For	Against	Abstain	Broker Non-Votes
5,750,470	3,950	7,000	1,453,994

Amendment to articles of association to provide for the issuance of uncertificated shares

For	Against	Abstain	Broker Non-Votes
5,740,664	18,651	2,105	1,453,994

Item 6.	Exhibits

The exhibits listed below are filed or furnished as part of this report:

4.1 – Specimen Share Certificate

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
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

November 7, 2007

Index

EXHIBITS

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.1	Specimen Share Certificate.

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