Form 10-K
period 2007-12-31
APCO ARGENTINA INC/NEW
filed 2008-03-11
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $193,280,563. This value was computed by reference to the closing price of the registrant’s shares on such date. Since the registrant’s shares trade sporadically in the NASDAQ Capital Market, the bid and asked prices and the aggregate market value of shares held by non-affiliates based thereon may not necessarily be representative of the actual market value. Please read Item 5 for more information.

As of March 1, 2008, there were 29,441,240 shares of the registrant’s ordinary shares outstanding.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

DEFINITIONS

We use the following oil and gas measurements and abbreviations in this report:

- “Bbl” means barrel, or 42 gallons of liquid volume, “MBbls” means thousand barrels, and “MMBls” means million barrels.

- “MBbls/day” means thousand barrels per day.

- “Mcf” means thousand cubic feet, “MMcf” means million cubic feet, and “Bcf” means billion cubic feet.

- “Mcf/d” means thousand cubic feet per day.

- “BOE” means barrel of oil equivalent, a unit of measure used to express all of the Company’s products in one unit of measure based on choleric equivalency of the three products; one barrel of oil is equal to one barrel of oil equivalent, six mcf of gas are equal to one barrel of oil equivalent, and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

- “MBOE” means thousand barrels of oil equivalent, and “MMBOE” means million barrels of oil equivalent.

- “LPG” means liquefied petroleum gas, more specifically in this report the Company produces propane and butane at its LPG plant; LPG may also be referred to as plant products.

- “Metric ton” means a unit of mass equal to 1,000 kilograms (2,205 pounds); as used in this report, a metric ton is equal to 11.735 barrels of oil equivalent.

- “2D” means two dimensional seismic imaging of the sub surface.

- “3D” means three dimensional seismic imaging of the sub surface.

- “WTI” means West Texas Intermediate crude oil, a type of crude oil used as a reference for prices of crude oil sold in Argentina.

i

PART I

ITEM I.      BUSINESS

(a) General Development of Business

Apco Argentina Inc. is a Cayman Islands corporation which was organized April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized July 1, 1970. References in this report to “we,” “us,” “our,” “Apco,” or the “Company” refer to Apco Argentina Inc. and its consolidated subsidiaries and, unless the context indicates otherwise, its proportionately consolidated interests in various joint ventures.

The business of the Company is oil and gas exploration and production in Argentina. Exploration and production will hereinafter be referred to as “E&P.” As of December 31, 2007, Apco had interests in seven oil and gas producing concessions and two exploration permits in Argentina, through which Apco is active in four of the five producing basins in the country.  Although Argentina is where all of the Company’s assets are currently located, future growth plans include diversification into other countries, and as such, we are evaluating and pursing E&P opportunities in other countries in South America.

Since 2002, the Company has deployed cash resources to increase its presence in Argentina by purchasing additional interests in our core area, by farming-in to exploration permits, bidding for exploration areas offered by provinces, and acquiring producing concessions in the country. As the Company continues to grow, we will seek opportunities to diversify our growth into other countries, while still deploying financial resources for future investments in exploration, development and reserve acquisitions in Argentina.

The Company’s principal asset is a 52.79 percent direct and indirect interest in a joint venture engaged in E&P activities in the Entre Lomas concession located in the provinces of Río Negro and Neuquén in southwest Argentina. In early 2007, the Entre Lomas partners agreed that the operator of the Entre Lomas concession, Petrolera Entre Lomas S.A. (“Petrolera”), should evaluate acquisition opportunities in the Neuquén basin in close proximity to Entre Lomas and that the participation interests acquired in any areas obtained through these efforts would be identical to the interests of the partners in the Entre Lomas joint venture. (Refer to “Petrolera” on page 2 for a description of the Company’s participation interests in the three areas). The result of these efforts was successful as the Company and its partners expanded operations during 2007 into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén. The Agua Amarga exploration permit was awarded in the second quarter of 2007 in exchange for an exploration work program commitment to be completed over a three year period.  In the fourth quarter of 2007, the Company acquired its interest in the Bajada del Palo concession with a cash payment of $7.3 million net to its direct interest. The Company’s direct and indirect purchase cost considering its equity interest in Petrolera equaled $16.8 million. The Company has a 52.79 percent interest in all three of the properties.

The Company also owns a 1.5 percent interest in a joint venture engaged in E&P activities in the Acambuco concession located in the province of Salta in northwest Argentina, an 81.82 percent interest in joint venture engaged in E&P activities in the Cañadón Ramirez concession located in the province of Chubut in southern Argentina, a 25.72 percent interest in a joint venture engaged in E&P activities in the CA-12 “Río Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” concessions (the “TDF Concessions”) located on the island of Tierra del Fuego, and a 50 percent interest in the Yacimiento Norte 1/B Block, an exploration permit referred to as “Capricorn,” also located in the province of Salta.

As of December 31, 2007, our properties had proved reserves of 18.7 MMBOE related to our consolidated interests, and 15 MMBOE related to our equity interests.  Proved reserves related to our consolidated interests consisted of 10.1 MMBls of oil and plant products, and 51.6 Bcf of gas.  Proved reserves related to our equity interests consisted of 11 MMBls of oil and plant products, and 24.1 Bcf of gas. During 2007, our net daily production including our consolidated and equity interests averaged 7,409 Bbls of oil and plant products, and 18,430 Mcf of gas, or 10,481 BOE.

(b) Financial Information About Segments

None.

(c) Narrative Description of Business

Government Regulations

The Company’s operations in Argentina are subject to various laws and regulations governing the oil and gas industry, which include income taxes, value added taxes, export taxes, and other production taxes such as provincial production taxes and turnover taxes. Labor laws and provincial environmental regulations are also in place.

Our right to conduct E&P activities in Argentina is generally derived from participation in concessions and exploration permits granted by the Argentine government.  A concession granted by the government gives the concession holders, or the joint venture partners, ownership of hydrocarbons at the moment they are produced through the wellhead. Under this arrangement, the concession holders have the right to freely sell produced hydrocarbons, and have authority over operations including exploration and development plans. The partners, throughout the term of their concessions, are subject to provincial production taxes, turnover taxes, and federal income taxes. These rates are fixed by law, are the same for all oil and gas production concessions in Argentina, and are currently 12 percent, two percent, and 35 percent, respectively.  The concessions have a finite term which can be extended for 10 years with the consent of the Argentine government.

Pursuant to the provisions of Law No. 26,197 enacted on January 3, 2007, the Argentine federal government transferred to the provincial governments full and exclusive ownership and administration rights over all hydrocarbon deposits located within the respective territories of the provinces, and all exploration permits and exploitation concessions originally granted by the federal government pursuant to Law No. 17,319.

Since Law 26,197 has been in effect, each province that has held competitive bidding rounds has done so in accordance with bid terms specified by the province. A common requirement of the provinces has been that companies offer an additional compensation to the province in the form of a percentage of any future production that may result from exploration and development investment commitments. These percentages have varied, but in the case of the previously described award of the Agua Amarga exploration permit, the additional compensation is equal to 6.5 percent of future production over and above the 12 percent provincial production tax established by Law No. 17,319.

The Company participates in its concessions through various joint venture partnerships. The following narrative discusses the Company’s activities in each of its areas.

ENTRE LOMAS - OVERVIEW

The Company participates in a joint venture with Petrolera and Petrobras Energía S.A. (“Petrobras Energía”), formerly Pecom Energía S.A. (“Pecom Energía”). Both partners are Argentine companies. The joint venture was created as a result of agreements entered into by the partners between 1968 and 1977. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Río Negro and Neuquén in southwest Argentina. The Company’s interest in the joint venture totals 52.79 percent, of which 23 percent is a direct participation and 29.79 percent is an indirect participation through the Company’s 40.724 percent stock ownership in Petrolera, the operator of the joint venture. Petrolera owns a 73.15 percent direct interest in the joint venture. The Entre Lomas concession has a term of 25 years that runs to the year 2016 with an option to extend for an additional ten-year period with the consent of the government.

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

Historically, Petrolera’s sole business was its role as operator and owner of its 73.15 percent interest in the Entre Lomas concession. As previously mentioned, the Entre Lomas partners agreed early in 2007 that Petrolera should evaluate acquisition opportunities in the Neuquén basin in close proximity to the Entre Lomas concession. With the awarding of the Agua Amarga exploration area earlier in 2007 and the acquisition of the Bajada del Palo concession in the fourth quarter, these acquisition efforts have been successful.

Although the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration permit are three separate areas governed by separate concession and exploration permit agreements, the Entre Lomas partners agreed that the newly acquired areas would be operated and managed by Petrolera as an extension of Entre Lomas in order to achieve efficiencies through economies of scale. Infrastructure in the Entre Lomas concession has sufficient existing capacity to accommodate production volumes from all three areas during the early stages of exploration and development of Bajada del Palo and Agua Amarga, and pipelines can readily be extended over relatively short distances to connect storage facilities in the new areas to treating, pumping and transportation facilities already in place in the Entre Lomas concession.

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

The most productive formation in the concession is the Tordillo. In the CB/PB field the Tordillo has generated over 80 percent of oil produced in Entre Lomas. In addition, the Tordillo produces associated gas that is either sold or consumed for field operations. The joint venture extracts propane and butane from this gas in its gas processing plant located in the concession. The Tordillo is also the principal producing formation in the Borde Mocho field. Other productive formations are the Quintuco and the Petrolifera formation (also known as the Punta Rosada). Since its inception, 610 wells have been drilled in the concession, of which at year end, 396 are producing oil wells, 22 are producing gas wells, 173 are active water injection wells, 11 are water producing wells, and 57 wells are either inactive or abandoned.

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

Crude oil produced in the Entre Lomas region of the Neuquén basin is referred to as Medanito crude oil, a high quality oil with strong demand from Argentine refiners for subsequent distribution in the domestic market. In 2007, all of the oil produced in the Entre Lomas concession was sold to an Argentine refiner. In previous years, oil production has also been exported to Brazil and other countries in the southern cone of Latin America. Entre Lomas production is transported to Puerto Rosales, a major industrial port in southern Buenos Aires Province through the Oleoductos del Valle S.A. (“Oldelval”) pipeline system. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil Prices” for a description of oil prices and the marketing of crude oil in Argentina.

The Neuquén basin where the Entre Lomas concession is located is served by a substantial gas pipeline network that delivers gas to the Buenos Aires metropolitan and surrounding areas, and the industrial regions of Bahia Blanca and Rosario. Entre Lomas is well situated in the basin with two major pipelines in close proximity.

Since deregulation of Argentina’s gas industry in 1994, the joint venture partners have consistently found markets for Entre Lomas gas, including selling in the spot market. Argentina has a very well developed natural gas market because gas consumption represents approximately 50 percent of the country’s total energy consumption.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Natural Gas Prices” for a description of the impact of economic reforms implemented in 2002 on natural gas prices in Argentina.

Exploration

Since 1993, the Entre Lomas partners have conducted three campaigns to gather three dimensional (“3D”) seismic information. The most recent survey was completed in late 2003 during which the partners acquired 373 square kilometers of 3D seismic information over the southern portions of the concession. As a result, with the exception of a thin strip of the concession to the northeast of the Entre Lomas structure, the joint venture has 3D seismic images covering the principal producing fields and all of the surrounding acreage believed to be of most interest. The seismic surveys have multiple objectives. The first objective is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing field areas. Other objectives are to evaluate high risk deep exploration potential in sedimentary sequences that exist between the base of the Petrolifera (Punta Rosada) formation and the basement, and utilize 3D seismic images in ways that may help exploit the existing producing fields.  Although work continues on the evaluation of exploration potential to objectives below the Petrolifera (Punta Rosada) formation, the primary focus to date has been the identification of lower risk drilling targets to formations known to be productive in the concession in structural closures and/or fault traps that have been identified close to the principal producing fields.

Since 2005, on the basis of interpretation of 3D seismic, seven lower risk wells have been drilled on structural closures or fault traps away from the principal producing fields. All wells drilled were oil discoveries of which six had been completed and put on production by the end of 2007 and one was completed and put on production early in 2008. The structures on which these wells have been drilled are limited in size and do not present development opportunities of more than a few wells. However, the geologic model utilized for identifying fault traps in the southeast region of the Entre Lomas concession has to date proven to be an excellent predictor of trapped hydrocarbons.

We have already drilled development wells that are on production in two of the seven structures where discoveries were made in the Entre Lomas concession. The joint venture partners plan to continue developing these structures in the foreseeable future and continue to investigate other undrilled structures in this region of the Entre Lomas concession by applying the geologic model that has to date yielded these successes.

The acquisitions of both the Agua Amarga exploration permit and the Bajada del Palo concession were in part based on the interpretation that the trend of faults that have been identified in the southeast region of the Entre Lomas concession continues into both the Agua Amarga and Bajada del Palo areas. Using this geologic model, the Entre Lomas partners completed their first discovery well in the Agua Amarga exploration permit in January 2008.  Refer to the section “Agua Amarga” below for a detailed discussion of the discovery well.  We believe that this geologic model can be used to make additional discoveries in both of these new areas.

During the fourth quarter of 2007, the Company and its partners reprocessed existing seismic that was obtained with the Agua Amarga property and also acquired 214 square kilometers of new 3D seismic images. The new seismic will be processed and interpreted in early 2008. We are also acquiring 3D seismic images over the portion of the Bajada del Palo concession immediately south of the Entre Lomas concession. Once the newly acquired seismic in both Agua Amarga and Bajada del Palo is processed and interpreted, we expect to continue drilling exploration wells on both properties using the geologic model described in the preceding paragraphs.

Environment and Occupational Health

The Argentine Department of Energy and the government of the provinces in which oil and gas producing concessions are located have environmental control policies and regulations that must be adhered to when conducting oil and gas exploration and exploitation activities. In response to these requirements, Petrolera implemented and maintains an Environmental Management System in the Entre Lomas concession needed to comply with ISO 14001: 2004 environmental standards, and OHSAS 18001: 1999 occupational health standards. Independent party audits are conducted annually to assure that the Entre Lomas certifications remain in full force. These standards surpass those required by the local governing authorities.

2007 Entre Lomas Activity

During 2007, two drilling rigs were contracted throughout the year and 38 gross wells (8.7 net wells related to our consolidated interest, and 11.3 net wells related to our equity interest) were drilled and completed as producing wells, including two successful exploratory wells and 36 development wells. Four gross wells (.9 net wells related to our consolidated interest, and 1.2 net wells related to our equity interest), including one exploratory well, were in various stages of drilling or completion at year end, and all four wells were completed and put on production in early 2008. The joint venture also completed 38 gross workovers (8.7 net workovers related to our consolidated interest, and 11.3 net workovers related to our equity interest) during the year.

AGUA AMARGA – OVERVIEW

In the second quarter of 2007, Petrolera was awarded the Agua Amarga exploration area by the province of Río Negro. Subsequent to the award, Petrolera, Petrobras Energía S.A. and the Company, the Entre Lomas joint venture partners, executed a letter agreement stating that Petrolera’s bid was made on behalf of the Entre Lomas partners and that the participation interests of the parties in the Agua Amarga area will be identical to the participation interests in the Entre Lomas joint venture. As a result, the Company’s participation interest in Agua Amarga is also 52.79 percent as described in the section “Entre Lomas Overview.”

The Agua Amarga property is located in the province of Río Negro, and is immediately adjacent and to the southeast of the Entre Lomas concession. It has a total surface area of 378 square kilometers, or approximately 95,000 acres. The terms of the exploration permit include a work commitment over three years for both the acquisition of 3D seismic information and exploration drilling. The work commitment will be fulfilled by completing work units, and the bid estimates a total investment of $19.2 million. As of February 29, 2008, the partnership had completed 31 percent of the commitment.

During the fourth quarter of 2007, the Agua Amarga partners acquired 214 square kilometers of 3D seismic and commenced drilling the first exploration well on the block, the Charco de Palenque.x-1001 (“ChdP.x-1001”) well. The well is located on the northwest corner of the block and 6.8 kilometers to the west of the CB-273, a successful exploratory well drilled in Entre Lomas earlier in 2007. The well location was based on re-interpreted 3D seismic information obtained from the province when the area was awarded.  The well was drilled to a depth of 10,020 feet to investigate the Tordillo and other formations known to be productive in the Entre Lomas concession.

In January of 2008, the ChdP.x-1001 well was completed and two intervals were perforated and tested 209 Bbls of oil per day, and 269 Bbls of oil per day, respectively. Current gross production from the well is 90 Bbls of oil per day, with greater production potential left behind pipe due to a lack of facilities needed to handle associated gas.  This is a significant well as it confirmed the existence of a hydrocarbon reservoir with development potential. In accordance with the investment schedule per the exploration permit, we expect to drill two additional exploratory wells in the area during 2008.

Argentina’s hydrocarbon law provides that exploration permit holders can sell hydrocarbons produced during the exploration phase. However, at the time a discovered reservoir can be delineated using accepted engineering and geological methods, commerciality should be declared at which time the delineated acreage is converted into an exploitation concession. The balance of the acreage will be subject to relinquishment in accordance with the terms of the exploration permit.

BAJADA DEL PALO - OVERVIEW

In November 2007, we purchased a 23 percent participation interest in the Bajada del Palo concession located in Argentina. Joining us in this acquisition was Petrolera, the Company’s equity investee, which acquired a 73.15 percent participation interest. As previously mentioned, Petrolera is the Company’s partner and the operator of the Entre Lomas concession, the Agua Amarga exploration area and the Bajada del Palo concession. With this purchase we now hold interests in three contiguous blocks in the Neuquén basin with a combined surface acreage totaling approximately 388,000 gross acres (205,000 net acres).

Apco and Petrolera acquired their interests for a combined price of $30.6 million in purchases from Petrouruguay S. A. and Petrobras Energía. Apco acquired a three percent interest from Petrobras Energía and a 20 percent interest from Petrouruguay S.A. Petrolera acquired all of its interest from Petrobras Energía.  Our direct portion of the purchase price was $7.3 million. Because the Company has a 40.724 percent stock ownership in Petrolera, it owns a combined direct and indirect interest in Bajada del Palo of 52.79 percent, or identical to its participation interest in the Entre Lomas joint venture. The Company’s direct and indirect purchase cost considering its equity interest in Petrolera was $16.8 million.

We believe that the Bajada del Palo concession provides well reactivation potential, attractive development drilling potential and exploration possibilities that together should enable us to increase production and develop hydrocarbon reserves. The property compliments our portfolio of assets because both Petrolera and Apco are familiar with the subsurface geology of the area after having worked in the Entre Lomas concession for many years.

Description of the Concession

Bajada del Palo has a total surface area of approximately 111,000 acres. It is located in the province of Neuquén immediately to the southwest of the Entre Lomas concession and to the northwest of the Agua Amarga exploration area.  There are three fields in the concession that are producing approximately 180 barrels of oil per day.  The concession has a term of 25 years that runs to the year 2015 with an option to extend the concession for an additional ten-year period with the consent of the government.

The Company and its partners expect to embark on a 3D seismic campaign and commence workovers and the drilling of wells in the first half of 2008. The primary target formations in Bajada del Palo are the same as those that have been developed and produced in Entre Lomas. The property is also considered to have exploration potential beneath the lowest known producing formations in either Entre Lomas or Bajada del Palo.

ACAMBUCO - OVERVIEW

The Company owns a 1.5 percent participation interest in the Acambuco joint venture, an oil and gas exploration and development concession located in the province of Salta in northwest Argentina on the border with Bolivia. The Acambuco concession covers an area of 294,000 acres, and is one of the largest gas producing concessions in Argentina. The concession term for the San Pedrito field runs through 2036, and the term for the Macueta field runs through 2040.

Description of the Concession

The Company has been a participant in the Acambuco area since 1981. The principal objective in Acambuco is the Huamampampa formation, a deep fractured quartzite that has sizable gas exploration and development potential. In Acambuco, the Huamampampa is found at depths in excess of 14,000 feet. The Ramos and Aguarague concessions, immediately to the south and east of Acambuco, have major gas fields with significant gas production and reserves from the Huamampampa. In 1996, the joint venture partners discovered the San Pedrito gas field whose principal reserves exist in the Huamampampa formation with additional reserves in the Icla and Santa Rosa formations both of which underlie the Huamampampa. Although the existence of hydrocarbons was established in the Macueta structure in the early 1980’s, commercial gas production was not established in the field until 2006.

Acambuco is situated in an overthrust belt where drilling can be difficult and costly not only because of the depths of the primary objectives, but also from the risk of mechanical problems during drilling. Wells drilled to date have required as much as one year to drill and the costs to drill and complete wells drilled to the Huamampampa formation have ranged from $30 to $50 million.

Sales of both natural gas and condensate from the Acambuco joint venture commenced in March 2001. Acambuco gas and condensate are being sold under contracts negotiated by the operator, Pan American Energy Investments L.L.C. (“PAE”), an affiliate of British Petroleum PLC, primarily to domestic distribution companies and industrial customers in the northern part of Argentina.

The Acambuco joint venture consists of PAE which owns 52 percent, Oil & Gas Development Ltd., an affiliate of Shell C.A.P.S.A., and YPF S.A., each of which hold 22.5 percent interests, and Northwest Argentina Corporation and the Company, each of which hold interests of 1.5 percent. Northwest Argentina Corporation is a subsidiary of The Williams Companies, Inc.

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

Macueta Field

The Macueta structure in Acambuco is believed to be the southern extension of the San Alberto structure where a significant gas field estimated to contain several trillion cubic feet of natural gas is producing on the opposite side of the Bolivian border.  Drilling by the original Acambuco joint venture in the 1980’s established the presence of hydrocarbons in the Macueta structure, but mechanical difficulties with the wells did not allow for production at that time.  The current joint venture partnership completed drilling of the Macueta x-1001 (bis) well in mid-2006, and commercial production began in August 2006. The Macueta x-1002 was drilled structurally low and failed to find the fracturing required for commercial production. The successful Macueta e-1003 well, located to the south of the Macueta x-1002 confirmed the existence of a significant reservoir in the field. This well commenced production in September 2007. A fourth development well, the Macueta 1004, is scheduled to commence drilling during the second half of 2008.

Cerro Tuyunti – Exploration

In 1999, the Acambuco partners drilled the Cerro Tuyunti x-1 (“CTu.x-1”) well on what appears to be the largest of the structures in the concession.  The well reached a total depth of 20,300 feet. The well was not productive, and after acquiring 3D seismic over the area in 2000, it was determined that the well had been drilled too far south and structurally low.  In 2007, the Acambuco joint venture constructed access roads and commenced drilling a second exploration well on the Cerro Tuyunti structure in October. The Cerro Tuyunti x-2 (“CTu.x-2”) well is located 21 kilometers north of the CTu.x-1 well, and is 1.3 kilometers from the border with Bolivia.  It is expected to take approximately one year for the Cerro Tuyunti well to reach a total depth of 19,062 feet.  As of the end of January 2008, the well had reached a depth of 10,410 feet.

TIERRA DEL FUEGO - OVERVIEW

The Company owns a 25.72 percent participation interests in a joint venture engaged in E&P activities in three concessions located on the island of Tierra del Fuego. Our interest in the concessions was acquired in 2005 and gave the Company operations in a fourth Argentine producing sedimentary basin, the Austral basin. The Austral basin extends both onshore and offshore from the provinces of Santa Cruz to Tierra del Fuego. The principal producing formation is the Springhill sandstone. Several large offshore producing gas condensate fields with significant reserves are productive in the basin, two of which are in close proximity to the three TDF Concessions. The concessions cover a total surface area of 467,089 gross acres, or 120,135 acres net to the Company’s interest. Each of the concessions extends three kilometers offshore with their eastern boundaries paralleling the coastline. The concessions have terms of 25 years that run to 2016 with an option to extend the concessions for an additional ten year period with the consent of the government.

The joint venture that participates in the TDF Concessions consists of a subsidiary of the Company, Apco Austral, S.A., that owns a 25.78 percent interest, Antrim Argentina S.A., an affiliate of Antrim Energy, Inc. that owns 25.78 percent, ROCH S.A., that owns 24.29 percent, San Enrique Petrolera S.A. that owns 12.61 percent, and DPG  S.A. that owns 11.54 percent.  ROCH S.A. is the operator of the concessions. The Company's net consolidated interest is 25.72 percent.

Operations in the TDF Concessions are exempt from Argentine federal income taxes pursuant to Argentine law and income generated in the concessions is not subject to Argentine federal taxes as long as the current exemption remains in effect. In September of 2007, this tax exemption for the island of Tierra del Fuego was extended for an additional 10 years, which allows for the exemption to be in effect until the year 2023. Effective January 15, 2007, the Argentine government extended the oil and gas export tax created in 2002 beyond the initial five year period through the issuance of Law 26,217, and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Export Taxes in Tierra del Fuego” for a full description of the effect of export taxes being levied on our operations in Tierra del Fuego.

Description of the Concessions

Río Cullen Concession

The Río Cullen concession covers 87,006 gross acres in the northern part of the island of Tierra del Fuego. The concession includes two fields, the Río Cullen and Cañadón Piedras fields. The Río Cullen field produces natural gas and condensate from four active producing wells. The Cañadón Piedras field is an oil field with one active producing well. At year end 2007, the Río Cullen concession accounted for approximately five percent of the Company’s oil production and six percent of the Company’s gas production from its TDF concession interests. The Cañadón Alfa field located offshore and immediately to the north and east of the Río Cullen concession is one of the largest gas fields in Argentina.

Las Violetas Concession

The Las Violetas concession covers 276,969 gross acres and is the largest onshore concession on the Argentine side of the island of Tierra del Fuego. The concession includes nine fields with 27 wells on production at the end of 2007. These fields, including the Los Patos, Los Flamencos, Las Violetas, and San Luis fields are natural gas and condensate producers from the Springhill formation. The Río Chico field produces oil from the Springhill. At year end 2007, the Las Violetas concession accounted for approximately 92 percent of the Company’s oil production and 94 percent of the Company’s gas production from its TDF concession interests.  The Las Violetas and Angostura concessions are both located adjacent to the San Sebastián field, another of Argentina’s largest gas fields.

Angostura Concession

The least developed of the TDF Concessions is the Angostura concession, which covers 103,115 gross acres on the strip of land between the coast of the San Sebastián Bay and the border between Argentina and Chile. The concession consists of four fields, the Cerro Cortado, Angostura, Gaviota and Las Lagunas fields, each having one active producing well.  The concession produces approximately four percent of the Company’s total TDF oil production and a small amount of associated gas from the Springhill formation.  This concession is believed to have both exploration and reactivation potential. In 2008, the Company and its partners plan to acquire additional 3D seismic images over the southern portion of the concession.

Markets

In previous years, and during the first nine months of 2007, the Company exported all of its oil and condensate production from its TDF Concessions to Chile. As previously mentioned, the Argentine government issued Law 26,217 in January of 2007, which extended an oil and gas export tax created in 2002 for an additional five year period, and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. Consequently, the Company began to sell its oil production to domestic refiners in Argentina beginning with October sales. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil and Natural Gas Marketing” for a description of oil price realizations and the marketing of crude oil in Argentina.

Natural gas production from the TDF Concessions is sold under contract and primarily supplies industrial and residential markets in the island of Tierra del Fuego. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil and Natural Gas Marketing” for a description of natural gas prices realized by the Company in Argentina. When purchased, the TDF Concessions were equipped with internal gathering lines, pipeline, gas treatment plant, and the San Luis LPG plant located in the Las Violetas concession that produces propane and butane that is exported and sold domestically under contract.

2007 Development and Exploration Activity – Tierra del Fuego

During 2007, the Company and its partners acquired approximately 350 square kilometers of 3D seismic over the Las Violetas and Angostura concessions. Due to delays in importing a drilling rig, drilling activity initially planned to commence in the second quarter did not begin until late September.  As of December 31, 2007, the Company had participated in the drilling and completion of three development wells. At year-end 2007, two of the wells were on production and a third well that experienced mechanical problems is not salvageable. One of the wells on production, the Los Patos 1011, tested rates of up to 1,000 Bbls of oil per day from the Springhill formation. In December, this well averaged 777 Bbls of oil per day of production. An additional three wells were in different stages of drilling and completion at the end of 2007. The Company and its partners have contracted the drilling rig to continue drilling throughout 2008 and into 2009.

The Company and its partners also invested in capacity expansions of treating, handling, and transportation facilities in order to handle future expected increases in both oil and gas volumes. At year end, investments were in progress for gas compression and a gas pipeline that will connect the Las Violetas concession to the San Martín pipeline that transports gas to mainland Argentina. These investments are scheduled to be completed in the third quarter of 2008, and will increase total gas deliverability in the Las Violetas concession to 60 mmcf per day and enable the partners to put into production currently shut in wells.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Tierra del Fuego” for a further discussion about production facilities in the TDF Concessions and for a discussion regarding the challenges of marketing increased gas production in Tierra del Fuego.

CAÑADÓN RAMIREZ - OVERVIEW

The Company owns an 81.82 percent participation interest and operates the Cañadón Ramirez concession located in the province of Chubut in southern Argentina. ROCH S.A., an Argentine company, owns the remaining interest. The concession covers 89,000 acres and produces hydrocarbons from the Golfo San Jorge basin, the oldest oil-producing province in the country. The Cañadón Ramirez concession has a term of 25 years that runs to 2016 with an option to extend for an additional ten year period with the consent of the government.

In early 2007, the Company executed a farm-out agreement with CanAmericas Energy (“CanAmericas”). The agreement allows CanAmericas to earn a 49 percent interest by exploring over an area of mutual interest covering the western half of the concession.   Once CanAmericas has funded their commitment, the Company will have a participation interest of 41 percent over the area of mutual interest.  In order to earn their interest, CanAmericas will fund up to $4.5 million of an initial work program to acquire 160 square kilometers of 3D seismic and drill three wells.  The seismic acquisition was completed in the first quarter of 2007, and after processing and interpreting the seismic data, three drilling locations have been chosen. Due to delays in contracting a drilling rig, the Company expects that the three wells originally planned to be drilled in 2007 will be drilled in the second quarter of 2008.

CAPRICORN - OVERVIEW

The Company has a 50 percent interest in an exploration permit granted over the Yacimiento Norte 1/B Block, commonly known as the Capricorn block, located in the province of Salta in northern Argentina. After various relinquishments required by the terms of the exploration permit, the Capricorn block has a remaining surface area of 37 square kilometers, or approximately 9,140 acres, as of December 31, 2007. The permit’s term is set to expire on December 31, 2009.

In October of 2006, the Company and its partners entered into an agreement to farm-out an interest in the permit to Gold Point Energy Corp. (“GP Energy”). Under the terms of the agreement, GP Energy committed to pay 50 percent of a capital program to earn a 25 percent working interest in the Martínez del Tineo Oeste prospect area located on the western edge of the Capricorn permit. The farm-out agreement was subsequently amended to provide GPE an option for a second earning program in the Estación Pizarro area of mutual interest located in the southern portion of the permit that included the acquisition of 3D seismic and additional drilling.

After GPE has earned its interest pursuant to the farm-out agreement, the Company will retain a participation interest in the areas of mutual interest of 37.5 percent.

The first well to be drilled under the farm-out agreement was the Peña Azul x-1 well, which was drilled in the fourth quarter of 2007 on the Estación Pizarro Oeste prospect. The well was drilled to a depth of 7,000 feet with the objective of investigating the Yacoraite formation that is productive throughout this part of Argentina’s northwest basin. The well was unsuccessful and was plugged and abandoned in November.

After drilling the Peña Azul x-1 well, the rig moved and commenced drilling the Lomas de Guayacán x-1 (“LdG.x-1”) well on the Martínez del Tineo Oeste prospect located immediately to the west of the Puesto Guardian concession. This well location was selected based on results of interpretation of 3D seismic acquired pursuant to the farm-out agreement. The well reached total depth of 7,526 feet in January of 2008, and we encountered live oil shows and manifestations of gas as we drilled through the Yacorite formation. The well was cased, but heavy rains have delayed us from testing the well. We expect that the well will be tested in April of 2008.

MARKETING

Oil Markets

Prior to 2002, the per barrel price for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount to provide for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels during 2004, politically driven mechanisms were implemented to determine the sale price of oil produced and sold in Argentina. The Argentine government enacted strict price controls over gasoline prices and created an oil export tax which have forced producers and refiners to negotiate oil sales prices significantly below international market levels and that approximate oil export net backs thereby alleviating the impact of higher crude oil prices on Argentina’s economy. For a full discussion about the reduced oil sale price net back received by the Company for all of its oil sales after deducting the gravity and quality discount and the additional reduction factors, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil and Natural Gas Marketing.”  Additional discussion about the reduced net backs is included in Item 1A. “Risk Factors – Risks Associated with Operations in Argentina,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk.”

The Argentine domestic refining market is small. There are five active refiners that constitute 99 percent of the total market. As a result, the Company’s oil sales have historically depended on a relatively small group of customers. The largest of these five companies refines mostly its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. During 2007, the Company sold all of its Entre Lomas oil production, which constitutes over 90 percent of its total oil production net to its consolidated interests, to a refinery owned by Petrobras Energía. Refer to Note 6, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.

Gas Markets

The Company sells its natural gas to Argentine customers pursuant to peso denominated contracts with occasional spot market sales. Natural gas prices in Argentina have been on the rise since 2004.  For further discussion of the evolution of natural gas prices and the Argentine government’s recent decree to regulate the supply of natural gas in the domestic market in Argentina, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Natural Gas Prices.”

EMPLOYEES

At March 1, 2008, the Company had 17 full-time employees.

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

The Company’s proved reserve information is based on estimates prepared by its independent reserve engineers. Estimates prepared by others may be higher or lower than the Company’s estimates. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

The present value of future net cash flows should not be assumed to be the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from the estimate of proved reserves as of December 31, 2007, on prices and costs on the date of the estimate. The WTI price on the date of the estimate was $95.95, and the estimated realized price of the Company was $42.35 on that date. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company’s estimates of proved reserves materially impact depreciation, depletion and amortization expense. If negative revisions in the estimated quantities of proved reserves were to occur, it would have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses. The revisions may also be sufficient to trigger impairment losses on certain properties which would result in a further non-cash charge to earnings. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves.

On December 12, 2007, the SEC issued a “Concept Release” to obtain information about the extent and nature of the public’s interest in revising oil and gas reserves disclosure requirements which exist in their current form in Regulation S-K and Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Commission adopted the current oil and gas reserves disclosure requirement between 1978 and 1982. The Concept Release is intended to address significant changes in the oil and gas industry. Some commentators have expressed concern that the Commission’s rules have not adapted to current practices and may not provide investors with the most useful picture of oil and gas reserves public companies hold. Comments were due to the Commission on February 19, 2008. At this time it is not possible to determine what effect changes the SEC may make, if any, will have on our reserve estimates and disclosures.

Historic performance of the Company’s exploration and production program is no guarantee of future performance.

The success rate of the Company’s exploration and drilling program in 2007 should not be considered a predictor of future performance.  Performance of the Company’s exploration and production activities is affected in part by factors beyond its control (any of which could cause the results of this business to decrease materially), such as:

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

Drilling for oil and gas is an inherently risky business.

Drilling for oil and gas is inherently risky in that the Company makes assessments of where hydrocarbon reservoirs exist at considerable depths in the subsurface based on interpretation of geophysical, geological and engineering information and data without the benefit of physical contact with the accumulations of trapped oil and gas it believes can be produced. Finding and producing oil and gas requires the existence of a combination of geologic conditions in the subsurface that include the following: hydrocarbons must have been generated in a sedimentary basin, they must have migrated from the source into the subsurface area of interest, tectonic conditions in the area of interest must have created a trap required for the storage and accumulation of migrating hydrocarbons, and the sedimentary layer in which the hydrocarbons could be stored must have sufficient porosity and permeability to allow the flow of oil and gas into the drilled well bore.

Because of the natural decline in production from existing wells, the Company’s future success depends on its ability to obtain and successfully develop new reserves.

The production from the Company’s existing wells will naturally decline as reservoir pressure depletes over time, which could mean that the Company’s cash flows associated with its wells could also decline over time.  Maintaining the Company’s current rate of production is dependent upon obtaining new oil and gas properties and successfully exploring, drilling, and producing products from those and existing properties on economically feasible terms.  Competition for oil and gas properties is high and exploring for and producing hydrocarbons from these properties is becoming increasingly expensive. Achieving growth is dependent upon the Company’s finding or acquiring additional reserves, as well as successfully developing current reserves, and risks associated with drilling may cause drilling operations to be delayed or cancelled.

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

The Argentine domestic refining market is small.  There are five active refiners that constitute 99 percent of the total market.  As a result, the Company’s oil sales have historically depended on a relatively small group of customers.  The largest of these five companies refines mostly its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina.  During 2007, the Company sold all of its Entre Lomas oil production, which constitutes more than 90 percent of its total oil production, to a refinery owned by Petrobras Energía.  The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect the Company’s financial results.

The Company is not the operator of all its hydrocarbon interests.  The reliance on others to operate these interests could adversely affect the Company’s business and operating results.

The Company relies on Petrolera as the operator of the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration permit, which together comprise approximately 80 percent of the Company’s total hydrocarbon production in 2007. The Company also relies on Pan American Energy and ROCH as the operators of the Acambuco concession and the TDF Concessions, respectively. As the non operating partner, the Company has limited ability to control operations or the associated costs of such operations.  The success of those operations is therefore dependent on a number of factors outside the Company’s control, including the competence and financial resources of the operators.

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

Oil and gas investments are inherently risky and there is no guarantee that the fiscal conditions that existed at the time of investment will not be changed by the host country.

Oil and gas investments are attractive when stable fiscal conditions exist over the productive life of an investment.  There is no guarantee that the fiscal conditions that existed at the time of investment will not be changed by the host country, thereby lowering the future economic return that was anticipated when the decision to invest was made.

The vast amount of international oil and gas reserves are controlled by national oil companies and access to oil and gas reserves and resource potential is limited.

Access to oil and gas reserves and resource potential is becoming more limited over time. Known producing oil and gas reserves under production in developed countries are declining thereby increasing the concentration of oil and gas reserves and resource potential in undeveloped countries that reserve the right to explore and develop such reserves for their national oil companies. This restricts investment opportunities for international oil and gas companies and makes it more difficult to find international oil and gas investment opportunities with economic terms that are attractive.

Risks Associated with Operations in Argentina

The right of the Company to explore for, drill for, and produce hydrocarbons in Argentina are generally derived from participation in concessions granted by the Argentine government, which have a finite term, the expiration or termination of which could materially affect the Company’s results.

The right of the Company to explore for, drill for, and produce hydrocarbons in Argentina is generally derived from participation in concessions granted by the government, which have a finite term, the expiration or termination of which could materially affect the Company’s results.  For example, the term of the Entre Lomas concession, which comprised approximately 80 percent of the Company’s total hydrocarbon production in 2007, runs to the year 2016. The term of a concession can be extended for 10 years with the consent of the Argentine government.  However, the government may withhold its consent, or could extend the term of the concession on terms less favorable than those the Company has today.

Argentina has a history of economic instability.  Because the Company’s operations are exclusively located in Argentina, its operations and financial results have been, and could be in the future, adversely affected by economic, market, currency, and political instability in the country as well as measures taken by the government in response to such instability.

Please read “Quantitative and Qualitative Disclosures about Market Risk – Argentine Economic and Political Environment” for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.  Some of those actions had an adverse effect on the Company’s results.

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

Price reduction formulas in agreements to sell crude oil to refiners considerably reduce the increases in the sale price net back to the Company as the price of crude oil increases. Consequently, recent sharp increases in oil prices have benefited oil producers outside of Argentina more than the Company.

Prior to 2002, the per barrel price for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount to provide for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels during 2004, politically driven mechanisms were implemented to determine the sale price of oil produced and sold in Argentina. The Argentine government enacted strict price controls over gasoline prices and created an oil export tax which have forced producers and refiners to negotiate oil sales prices significantly below international market levels and that approximate oil export net backs thereby alleviating the impact of higher crude oil prices on Argentina’s economy.

WTI continues to be the reference price for oil sold in the country, and the aforementioned gravity and quality discounts still apply. However, producers and refiners have gradually incorporated additional reduction factors into pricing formulas that act to considerably reduce the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. Consequently, increases in oil prices over the past several years have benefited oil producers outside of Argentina more than the Company.

In 2007, the export tax was extended for an additional five years, and was increased such that net back prices for oil exports are effectively capped at $42 per barrel after the tax is paid. The increase in the export tax rate has negatively affected prices for oil sold in Argentina. For further discussion about oil prices, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Overview – Oil and Natural Gas Marketing.”

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

Risks Related to Dividends and Distributions

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

Item 1B.    Unresolved Staff Comments

None.

ITEM 2.     PROPERTIES

See Item 1 (c) for a description of properties and refer to “Unaudited Supplemental Oil and Gas Information” on pages 50 and 51 for tables that present estimates of the Company’s net proved reserves.

ITEM 3.     LEGAL PROCEEDINGS

The information called for by this item is provided in Note 11 of Notes to Consolidated Financial Statements under Part II, Item 8 Financial Statements and Supplementary Data, which information is incorporated by reference into this item.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information, Number of Shareholders and Dividends

The Company’s ordinary shares are traded sporadically on the NASDAQ Capital Market under the symbol “APAGF.”  At the close of business on March 1, 2008, there were 29,441,240 of the Company’s ordinary shares, $0.01 par value, outstanding, held by approximately 2,172 holders, including ordinary shares held in street name.

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

On October 1, 2007, our board of directors approved a four-for-one share split effected in the form of a share dividend to shareholders of record as of October 17, 2007, with distribution of the shares on November 16, 2007.  Shareholders received three additional ordinary shares for each ordinary share held.  The total number of authorized shares and associated par value per share were unchanged by this action.

The high and low trade closing sales price ranges and dividends declared by quarter for each of the past two years are as follows:

	2007*			2006*
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$24.75	$21.71	$.0875	$22.25	$13.06	$.0750
2nd	$24.44	$21.15	$.0875	$21.31	$19.25	$.0750
3rd	$27.24	$21.12	$.0875	$22.88	$21.01	$.0875
4th	$29.00	$22.75	$.0875	$21.94	$20.13	$.0875

*Share price and dividend per share amounts in the table have been adjusted, where applicable, to reflect the share split on November 16, 2007, described above.

Adjusted for the share split, in 2007, the quarterly dividends declared for the ordinary shares were $.0875 per share for each of the four quarters, or $.35 for the year. The current quarterly dividend remains at $.0875 cents per share.  Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, funds required for acquisitions, changes in governmental regulations and changes in crude oil and natural gas prices.  The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the board of directors.

The Company has been advised that: the Company may pay dividends to shareholders only out of its realized or unrealized profits, share premium account or otherwise as permitted by the laws of the Cayman Islands; there are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of the Company’s ordinary shares; there are no limitations either under the laws of the Cayman Islands or under the Company’s memorandum or articles of association restricting the right of foreigners to hold or vote the Company’s ordinary shares; there are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of the Company’s ordinary shares are subject; and there are no reciprocal tax treaties between the Cayman Islands and the United States.

Performance Graph

Set forth below is a line graph comparing the Company’s cumulative total shareholder return on its ordinary shares with the cumulative total return of the NASDAQ Stock Market (U.S. and foreign) and the NASDAQ Oil & Gas Extraction Index (SIC 1300-1399, U.S. and foreign companies) for a five-year period commencing December 31, 2002. The industry index was prepared by the Center for Research in Security Prices, Graduate School of Business, The University of Chicago. The Company will undertake to provide shareholders a list of the component companies included in the NASDAQ Oil and Gas Extraction Index upon request.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Apco Argentina Inc.

Produced on 2/19/2008 including data to 12/31/2007

ITEM 6.	SELECTED FINANCIAL DATA

The following historical financial information presented below is derived from the Company’s audited financial statements.

(Amounts in thousands except per share amounts)	2007	2006	2005	2004	2003
Revenues	$61,654	$57,952	$41,739	$29,628	$26,603
Equity Income from Argentine investments	17,403	22,391	18,304	11,657	9,009
Net Income	31,349	40,062	29,846	15,506	12,429
Income per Ordinary Share, Basic and Diluted	1.06	1.36	1.01	0.53	0.42
Dividends Declared per Ordinary Share	0.35	0.325	0.2075	0.1625	0.1625
Total Assets at December 31,	190,126	164,273	132,713	104,931	92,116
Total Liabilities at December 31,	18,934	14,270	12,408	8,021	5,845
Shareholders’ Equity at December 31,	171,192	150,003	120,305	96,910	86,271

Refer to the table “Volume, Price and Cost Statistics” in “Results of Operations” for variations in prices that influence the Company’s revenues and net income. All share and per share amounts have been adjusted to reflect the four-for-one share split effected in the fourth quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an oil and gas exploration and production company with operations in Argentina. As of December 31, 2007, we had interests in seven oil and gas producing concessions and two exploration permits in Argentina, through which we are active in four of the five producing basins in the country.  Although Argentina is where all of our assets are currently located, we have evaluated and are pursing various E&P opportunities in other areas of South America.

Our principal asset is our 52.79 percent interest in a joint venture engaged in the exploration and development of the Entre Lomas concession located in the provinces of Río Negro and Neuquén in southwest Argentina.  The successful development of Entre Lomas and the cash flow generated from the operation has allowed us over the past several years to increase our activities related to the acquisition of oil and gas properties which contain the potential for increased value through exploitation and exploration.

During 2007, we continued our strategy of positioning Apco for growth in our core areas. Earlier in 2007, the Entre Lomas partners agreed that Petrolera Entre Lomas S.A. (“Petrolera”), the operator of the Entre Lomas concession and our equity investee, should evaluate acquisition opportunities in the Neuquén basin in close proximity to Entre Lomas. The result of these efforts was successful as Apco and the joint venture expanded operations during 2007 into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén. We now hold a 52.79 interest in three contiguous blocks in the Neuquén basin with a combined surface acreage totaling approximately 388,000 gross acres (205,000 net acres). We believe these properties are excellent additions to our portfolio because both the Petrolera and Apco teams are familiar with the subsurface geology of the area after having worked in the Entre Lomas concession for over 38 years.

During 2007, the Company generated net income of $31.3 million compared with $40.1 million and $29.8 million during 2006 and 2005, respectively. Net income was lower than the comparable period in 2006 mainly due to higher costs and expenses and lower equity income from Argentine investments. The higher costs and expenses were driven by increases in operating expense, depreciation, depletion and amortization, and greater Argentine taxes other than income due to export taxes related to its interests on the island of Tierra del Fuego. These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes and higher natural gas and LPG sales prices for the period compared to 2006.

Our focus for 2008 is to increase production and grow reserves through a balance of development, exploration, and acquisitions.  Our 2008 non-acquisition oil and gas capital expenditure budget including exploration expenditures is $35.4 million net to our consolidated interests.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, our combined consolidated and equity capital expenditure budget including exploration expenditures for 2008 is $61.1 million. We expect to have sufficient internally generated cash flows to fund our non-acquisition capital expenditures.

GENERAL BUSINESS REVIEW

Entre Lomas, Agua Amarga and Bajada del Palo

During 2007, the Entre Lomas joint venture partners executed another successful drilling campaign, drilling 38 of 40 wells planned for the year. All of the wells have been put on production. Although two drilling rigs were utilized throughout the year, one of the rigs was used to commence drilling the first exploration well in the Agua Amarga permit. We also had positive results from our well workover program, and we completed 28 oil well workovers and 2 gas well workovers during 2007. Entre Lomas investments planned for 2008 consist of drilling 35 wells, including one gas well and one exploration well. The Entre Lomas concession is the primary property in which the Company participates.  It contributes approximately 80 percent of the Company’s total hydrocarbon production.  Refer to pages 2 through 4 for a description of the Entre Lomas concession.

The province of Río Negro awarded the Agua Amarga exploration permit to Petrolera in the second quarter of 2007 in exchange for an exploration work program commitment to be completed over a three year period.  Petrolera, Petrobras and the Company, the Entre Lomas joint venture partners, executed a letter agreement whereby it was agreed that the Petrolera bid for Agua Amarga was made on behalf of the Entre Lomas partners and that the participation interests of the parties in Agua Amarga would be identical to their participation interests in the Entre Lomas joint venture.

In the fourth quarter of 2007, Apco and its partners completed the acquisition of 214 square kilometers of 3D seismic information. The joint venture partners also commenced drilling the first exploration well, the Charco de Palenque.x-1001 well, which was completed and tested in January 2008. This well perforated more than one interval in the Tordillo formation, testing volumes as high as 269 barrels of oil per day and confirming the existence of a hydrocarbon reservoir with development potential. The well has been put on production and gross production is currently 90 Bbls of oil per day. This well confirmed the existence of a hydrocarbon reservoir with development potential. For 2008, we expect to process and interpret the 3D seismic information acquired in 2007, and drill two more exploratory wells.

In the fourth quarter of 2007, Apco acquired its interest in the Bajada del Palo concession with a cash payment of $7.3 million net to its direct interest. The Company paid for its direct interest with cash on hand. The Company’s direct and indirect purchase cost considering its equity interest in Petrolera was $16.8 million. As the acquisition, which includes gross production of approximately 180 Bbls of oil per day, was completed late in the year, it did not contribute significantly to our operating results in 2007. This property attracted us because we believe it provides interesting upside that combines well reactivation potential, attractive development drilling potential and exploration possibilities that should enable us to increase production and develop hydrocarbon reserves. The primary target formations in Bajada del Palo are the same as those that have been developed and produced in Entre Lomas. Apco and its partners expect to embark on a 3D seismic campaign and commence workovers and the drilling of wells before the middle of 2008. Investments planned for 2008 consist of drilling five development wells and three exploration wells.

In this very early stage of drilling in Agua Amarga and Bajada del Palo, we believe Apco and its partners will continue to utilize two rigs to conduct its drilling programs in the three properties. This may result in the need to substitute the drilling of a few key wells in Agua Amarga and Bajada del Palo for development wells in Entre Lomas. As more is learned about the potential to drill in each of the new properties, the need to contract a third drilling rig may become necessary in the future.

Acambuco

During 2007, the Acambuco partners completed drilling the Macueta e-1003, a development well located to the south of the Macueta 1001(bis) well that was put on production in August of 2006. The Macueta e-1003 confirmed the existence of a significant reservoir in the field, and was put on production in September of 2007. The Acambuco partners also constructed access roads and commenced drilling a second exploration well on the Cerro Tuyunti structure in October. It is expected to take approximately a year for the Cerro Tuyunti well to reach total depth.

Tierra del Fuego

As described on page 8 under the caption “2007 Development and Exploration Activity - Tierra del Fuego,” the Company and its partners acquired approximately 350 square kilometers of 3D seismic over the Las Violetas and Angostura concessions. Due to delays in importing a drilling rig, drilling activity initially planned to commence in the second quarter did not begin until late September.  As of December 31, 2007, the Company had participated in the drilling and completion of three development wells. At year-end 2007, two of the wells were on production and a third well that experienced mechanical problems is not salvageable. One of the wells on production, the Los Patos 1011, tested rates of up to 1,000 Bbls of oil per day from the Springhill formation. In December, this well averaged 777 Bbls of oil per day of production. An additional three wells were in different stages of drilling and completion at the end of 2007. The Company and its partners have contracted the drilling rig to continue drilling throughout 2008 and into 2009.

We also participated in investments in capacity expansions of treating, handling, and transportation facilities in order to handle future expected increases in both oil and gas volumes. At year end, investments were in progress for gas compression and a gas pipeline that will connect the Las Violetas concession to the San Martín pipeline that transports gas to mainland Argentina. These investments are scheduled to be completed in July 2008, and will increase total gas deliverability in the Las Violetas concession to 60 mmcf per day and enable the partners to put into production currently shut in wells.

Marketing gas volumes above 21 mmcf per day will present challenges due to the remoteness of the island of Tierra del Fuego which is located long distances from major gas markets in Argentina, its connection to those markets by the San Martín gas pipeline that currently has limited excess capacity, limited local gas markets on Tierra del Fuego due to low population and industrial and economic activity on the island, and competition with larger gas fields in offshore Tierra del Fuego that have important gas reserves and production that are currently under development. Additionally, an available market for gas produced in the TDF Concession is Chile where there is a strong demand for gas in a country with limited hydrocarbon resources, but the Argentine government has imposed restrictions that limit the export of gas produced in Argentina. However, due to Argentina’s sustained economic growth, a lack of natural gas supply in continental Argentina, and planned investments to increase capacity of the San Martín pipeline, we believe that sufficient demand exists and that sufficient gas deliverability capacity will exist in the future to enable us to deliver more gas volumes to market.

Cañadón Ramirez

During 2007, we made progress advancing our exploration efforts on the Cañadón Ramirez concession by executing a farm-out agreement to share the cost and risks of exploration activity in this area. The agreement with CanAmericas Energy (“CanAmericas”) allows CanAmericas to earn a 49 percent interest by exploring over an area of mutual interest covering the western half of the concession.  In order to earn their interest, CanAmericas will fund up to $4.5 million of a work program to acquire 160 square kilometers of 3D seismic and drill three wells. The seismic acquisition was completed in the first quarter of 2007, and after processing and interpreting the seismic data, three drilling locations have been chosen. Due to delays in contracting a drilling rig, we expect that the three wells originally planned to be drilled in 2007 will be drilled in the second quarter of 2008.

Capricorn

Our 2007 exploration efforts continued in the Capricorn area after signing a farm-out agreement in this area in late 2006.  Specifically, the Company and its partners entered into an agreement to farm-out an interest in the Capricorn permit to Gold Point Energy Corp. (“GP Energy”). Under the terms of the agreement, GP Energy committed to pay 50 percent of a capital program to earn a 25 percent working interest in the Martínez del Tineo Oeste prospect area located on the western edge of the Capricorn permit. The farm-out agreement was subsequently amended to provide GPE an option for a second earning program in the Estación Pizarro area of mutual interest located in the southern portion of the permit that included the acquisition of 3D seismic and additional drilling.  After GPE has earned its interest pursuant to the farm-out agreement, we will retain a participation interest in the areas of mutual interest of 37.5 percent.

The first well to be drilled under the farm-out agreement was the Peña Azul x-1 well, which was drilled in the fourth quarter of 2007 on the Estación Pizarro Oeste prospect. The well was drilled to a depth of 7,000 feet with the objective of investigating the Yacoraite formation that is productive throughout this part of Argentina’s northwest basin. The well was unsuccessful and was plugged and abandoned in November, resulting in an exploration dry hole expense of $311 thousand net to Apco.

After drilling the Peña Azul x-1 well, the rig moved and commenced drilling the Lomas de Guayacán x-1 (“LdG.x-1”) well on the Martínez del Tineo Oeste prospect located immediately to the west of the Puesto Guardian concession. This well location was selected based on results of interpretation of 3D seismic acquired pursuant to the farm-out agreement. The well reached total depth of 7,526 feet in January of 2008, and we encountered oil shows and manifestations of gas as we drilled through the Yacorite formation. The well was cased, but heavy rains have delayed us from testing the well. We expect that the well will be tested in April 2008.

Growth Opportunities

Since 2002, the Company has deployed cash resources to increase its presence in Argentina by purchasing additional interests in the Entre Lomas and Cañadón Ramirez joint ventures, farming into the Capricorn permit, committing to an exploration work program in Agua Amarga, and acquiring its interests in the TDF and Bajada del Palo concessions. As the Company continues to grow, we will seek opportunities to diversify our exploration and production activities into other countries, while still deploying financial resources for future investments in exploration, development, and reserve acquisitions in Argentina.

Concession Contracts in Argentina

Our right to conduct E&P activities in Argentina is generally derived from participation in concessions granted by the government which have a finite term. The expiration, termination, or extension of our concessions could materially affect the Company’s future results. The term of a concession is generally 25 years, and can be extended for 10 years with the consent of the Argentine government. As mentioned elsewhere in this report, substantially all of our concessions have terms ending in 2016. In order that future investments generate adequate returns and can be recovered so that we can continue to execute our long range exploration and development business plan, Apco and its partners plan to begin negotiations to obtain the extensions in the near future. Extensions of some of the larger oil and gas concessions have been approved by the government in the recent past, including one concession in 2007. Although obtaining the extensions requires governmental approval, we are optimistic that we can obtain the extensions, but we can not predict the terms that may be negotiated nor when they will be received. If the extensions are granted, it is possible the amended concession agreements could contain terms less favorable than those the Company has today.

Oil and Natural Gas Marketing

Oil Prices

Oil prices have a significant impact on our ability to generate earnings, fund capital requirements, and pay shareholder dividends. Oil prices are affected by changes in market demands, global economic activity, political events, weather, inventory storage levels, refinery infrastructure capacity, OPEC decisions to increase or decrease production quotas, and other factors.  Additionally, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions as described in the following paragraphs. As a result, we can not accurately predict future oil and gas prices, and therefore it is difficult for us to determine what effect increases or decreases in product prices will have on our capital programs, production volumes, or future revenues.

Prior to 2002, the per barrel price for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount to provide for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels during 2004, politically driven mechanisms were implemented to determine the sale price of oil produced and sold in Argentina. The Argentine government enacted strict price controls over gasoline prices and created an oil export tax which have forced producers and refiners to negotiate oil sales prices significantly below international market levels and that approximate oil export net backs thereby alleviating the impact of higher crude oil prices on Argentina’s economy.

WTI continues to be the reference price for oil sold in the country, and the aforementioned gravity and quality discounts still apply. However, producers and refiners have gradually incorporated additional reduction factors into pricing formulas that act to considerably reduce the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. Consequently, increases in oil prices over the past several years have benefited oil producers outside of Argentina more than the Company. Our reduced oil sale price net back after deducting both the gravity and quality discount and the additional reduction factors averaged 60 percent of WTI during 2007.

The average WTI price per barrel was $72.34 during 2007, and the year-end spot price was $95.95 per barrel. The volatility of world oil prices was clearly demonstrated during 2007 as the price of WTI reached a low of $50.51 and a high of $99.16 during the year. However, as reflected in the “Volume, Price and Cost Statistics” table in “Results of Operations,” our per barrel crude oil sales price during 2007, including our consolidated and equity interests, averaged $43.16 compared with $43.29 during 2006, and $37.89 in 2005.

Resolution 394/2007

In response to the increase in world oil prices as WTI approached $100 per barrel in the fourth quarter of 2007, the Argentine government issued Resolution 394/2007 in November 2007. The resolution modifies how hydrocarbon export taxes are calculated. Prior to the resolution, the maximum export tax rate was 45% of the sales value, such that oil price realizations after deducting the gravity and quality discount and the export tax were approaching $50 per barrel at a WTI level of $90 per barrel. The resolution effectively raised the tax to a rate that establishes a ceiling of $42 per barrel for export net backs after deducting the tax. This ceiling applies when WTI is greater than $61 per barrel. This net back ceiling for exports has impacted the net back on the sale of crude oil in the domestic market.

Refiners in Argentina have interpreted the resolution to also set a ceiling of $42 per barrel for oil sold domestically in Argentina. However, the resolution is not clear with regard to its impact on the different qualities of crude oil produced in the country. Since the resolution was issued, we have continued to invoice according to our sales contracts which were in place prior to the resolution at prices ranging from $45 to $50 per barrel depending on the concession. However, since the resolution’s effective date, and until there is clarity around the price for different qualities of crude oil produced in Argentina, we have only been able to collect $42 from our customers. As a result, our 2007 financial statements reflect sales at a price of $42 per barrel from the moment the resolution went into effect through the end of the year.

In order to give guidance for the calculation of provincial production taxes, the Secretary of Combustibles issued Resolution 1/2008 in January 2008, which states that for the purposes of calculating provincial production taxes, the $42 reference price per Resolution 394/2007 pertains to the lowest quality of crude oil produced in the country. As almost all of the Company’s production is high quality crude oil in great demand in Argentina, we believe it is possible, depending on the future level of WTI, that our oil sale net backs may return to $45 to $50 per barrel, or the price levels we experienced before Resolution 394/2007 was issued.

Oil Market Concentration

The Company’s sales to a refinery owned by Petrobras Energía represent 74 percent of its total operating revenues. In Argentina there are five active refiners operating in the country that constitute 99 percent of the total market. The largest of these five refines mostly its own production, while the smallest of the five operates only in the northwest basin of Argentina. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. Today, producers of Medanito crude oil, a term used to describe crude oil produced in the Entre Lomas region of the Neuquén basin, are selling to Argentine refiners. Refer to Note 6, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.

Oil sales contract prices negotiated with Petrobras Energía throughout 2007 were competitive with those received by other producers of Medanito crude oil in the Neuquén basin.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts and spot market sales. As a consequence of the strong growth in Argentina’s economy over the past several years, and stimulated by low gas prices resulting from a natural gas price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown significantly. However, the unfavorable gas price environment for producers has acted to discourage gas development activities.  Without significant development of gas reserves in Argentina, supplies of gas in the country have failed to keep up with increased demand for gas. The result is a natural gas and power supply shortage in the country. Since the beginning of 2004, the Argentine government has taken several steps in an effort to prevent shortages in the domestic market. Gas exports to Chile have been curtailed and the country entered into agreements to import natural gas from Bolivia at prices exceeding $6.00 per mcf, or significantly greater than sales prices for gas produced in Argentina. As described in the following paragraph, Resolution 599/2007 is designed to supply natural gas in the domestic market and provide a framework for natural gas prices in Argentina.

Resolution 599/2007 for Natural Gas Supply

On June 13, 2007, the Argentine Secretary of Energy issued Resolution 599/2007 in order to regulate the supply of natural gas in the domestic market for the period 2007 to 2011 through a new natural gas supply agreement referred to as the “Acuerdo 2007-2011.”

The resolution is intended to provide for equitable sharing of all sectors of the internal gas market among producers and establishes a mechanism for doing so based on average natural gas volumes produced from 2002 to 2004. The resolution determines which sectors of the market will have priority during periods of peak demand. During such periods, the residential market will have first priority.  With respect to the lower-priced residential market, each producer’s share of the residential market will be distributed based on an allocation of its volumes produced during the period 2002 to 2004, while natural gas production in excess of those volumes can be sold to electric power generators at regulated prices, and industrial customers at freely negotiated prices.

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

In the future, the Company expects that resolution 599/2007 will not have a negative impact on natural gas sales prices in Acambuco and Tierra del Fuego, but, during peak demand periods, it will negatively impact natural gas sales prices in Entre Lomas. Nevertheless, because Entre Lomas gas revenues represent approximately five percent of the Company’s total operating revenues on an annual basis, the overall impact of the resolution is not expected to be material to the Company’s future results. The table “Volume, Price and Cost Statistics” in “Results of Operations” reflects that the Company’s average natural gas sale price per Mcf, including its equity interests, averaged $1.50 in 2007, $1.36 in 2006, and $1.06 during 2005.

Seasonality

Of the products sold by the Company, only natural gas is subject to seasonal demand.  Demand for natural gas in Argentina is reduced during the warmer months of October through April, with generally lower natural gas prices during this off-peak period. During 2007, natural gas sales represented 11 percent of our total operating revenues compared with 10 and eight percent during 2006 and 2005, respectively.  Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.

New Accounting Standards and Emerging Issues

Accounting standards that have been issued and are not yet effective may have a material effect on our Consolidated Financial Statements in the future. These include:

• SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)).

SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures, principally at fair value, in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. The impact SFAS No. 141(R) will have on our Consolidated Financial Statements when effective, will depend upon the nature, terms and size of any acquisitions consummated after the effective date.

• SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160).

SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries, formerly referred to as the minority interest. Noncontrolling ownership interests in subsidiaries will be classified in stockholders’ equity, but separately from the parent’s equity. Consolidated net income will include amounts attributable to the parent and the noncontrolling interest.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and requires earnings per share calculations based on earnings attributable to the parent company. SFAS No. 160 is effective on a prospective basis for fiscal years beginning after December 15, 2008, except for the presentation and disclosure provisions.  The presentation and disclosure provisions require retrospective application to all periods presented.  We will assess the impact of SFAS No. 160 on our Consolidated Financial Statements.

See Recent Accounting Standards in Note 1 of Notes to Consolidated Financial Statements for further information on these and other recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

We have historically funded capital programs and past property acquisitions with our internally generated cash flow. We have not relied on other sources of capital, such as debt or equity, due to the turmoil that has periodically affected Argentina’s economy making financing difficult to obtain at reasonable terms, but also because the Entre Lomas concession, our primary source of liquidity, has had the ability to fund the Company’s development and exploration expenditures. Given the Company’s financial health, should the need arise, market financing terms may be available to Apco if it is judged that financial leverage would improve our capital efficiency.

Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and our equity interest in Petrolera generate most of our cash flow.

In the third quarter of 2007, Petrolera arranged for a $50 million bank line of credit at market terms that enabled Petrolera to fund its share of the acquisition cost for the Bajada del Palo concession, and provides credit for Petrolera’s future capital expenditures. At December 31, 2007, Petrolera had borrowed $34 million of the bank line of credit.

The Company ended 2007 with cash and cash equivalents of $45.9 million, representing a decrease of $3.7 million during the year. We also had short-term investments of $1.1 million as of December 31, 2007.  The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash

Sources (Uses) of Cash
	Years Ended December 31,
	2007	2006	2005
	(Thousands)
Net cash provided (used) by:
Operating activities	$34,479	$41,233	$31,106
Investing activities	(27,844)	(11,386)	(21,448)
Financing activities	(10,322)	(8,855)	(6,072)
(Decrease) increase in cash and cash equivalents	$(3,687)	$20,992	$3,586

Operating Activities

Our net cash provided by operating activities in 2007 decreased from 2006 largely due to a decrease in net income, which decreased primarily as a result of higher costs and expenses. During 2007, the Company received $12.5 million in dividends from its Argentine investment in Petrolera, compared to $15.5 million in 2006 and $12.6 million in 2005. Dividends from Argentine investments were lower in 2007 due to a decrease in Petrolera’s net income for the same reasons that caused Apco’s net income to decrease. We also paid approximately $8.1 million of estimated Argentine income taxes in 2007, or $1 million more than the amount paid in 2006. This occurred even though pretax income for 2007 was lower than 2006, as estimated Argentine income tax payments are made based on the prior year’s net income.

Investing Activities

During 2007, capital expenditures totaled $19.4 million, of which $16.5 million was related to development and exploration drilling, and $2.9 million was spent on surface facilities. We also paid $7.3 million in 2007 to purchase our direct interest in the Bajada del Palo concession. Capital expenditures were $17.5 million for 2006, and $10.4 million for 2005.  In 2005, Apco paid $6.6 million to purchase its interests in the Tierra del Fuego concessions, and received proceeds of $407,000 thousand related to the sale of a minority interest in a subsidiary of the Company.

We typically have a net change in cash and cash equivalents due to the purchase and receipt of proceeds from short-term investments depending on working capital needs. During 2007, we invested in investments that had a shorter term than in previous years.

Financing Activities

During 2007, $10.3 million was paid to the Company’s shareholders in the form of dividends, compared with $8.8 million in 2006 and $6.1 million in 2005.

Capital Expenditures Budget for 2008

Our 2008 non-acquisition oil and gas capital expenditure budget including exploration expenditures is $35.4 million net to our consolidated interests. We expect to have sufficient internally generated cash flows to fund our non-acquisition capital expenditures. After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, our combined consolidated and equity capital expenditure budget including exploration expenditures for 2008 is $61.1 million.

RESULTS OF OPERATIONS

Our results of operations depend on a number of factors, including oil, natural gas and LPG sales prices, our ability to maintain or increase production through our exploitation and exploration activities, our ability to control costs, governmental regulations, and our ability to find or acquire oil and gas reserves. The following tables reflect our oil, natural gas and LPG sales prices, sales volumes, and our average production costs per unit for the periods presented:

Volume, Price and Cost Statistics	For the Years Ended December 31,

	2007	2006	2005

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	1,159,834	1,103,888	945,546
Gas (mcf)	4,802,497	4,258,743	2,924,651
LPG (tons)	9,190	9,608	7,856
Barrels of oil equivalent (boe)	2,068,096	1,926,428	1,525,178
Equity interests
Crude oil and condensate (bbls)	1,327,962	1,299,073	1,238,436
Gas (mcf)	1,924,635	2,437,900	3,421,368
LPG (tons)	9,352	10,343	11,469
Barrels of oil equivalent (boe)	1,758,484	1,826,765	1,943,253
Total volumes
Crude oil and condensate (bbls)	2,487,795	2,402,961	2,183,982
Gas (mcf)	6,727,132	6,696,643	6,346,019
LPG (tons)	18,542	19,951	19,325
Barrels of oil equivalent (boe)	3,826,580	3,753,193	3,468,431

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$43.62	$43.88	$37.56
Gas (per mcf)	1.45	1.30	1.11
LPG (per ton)	447.65	413.30	381.36
Equity interests
Oil (per bbl)	$42.77	$42.78	$38.15
Gas (per mcf)	1.65	1.47	1.03
LPG (per ton)	449.33	410.58	381.48
Total
Oil (per bbl)	$43.16	$43.29	$37.89
Gas (per mcf)	1.50	1.36	1.06
LPG (per ton)	448.47	411.92	381.42

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$5.38	$3.69	$3.79

Oil, gas, and LPG depreciation expense per boe	$4.70	$4.36	$3.65

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

Product Volumes

During 2007, oil sales volumes, net to our consolidated and equity interests, increase by four percent to 2.488 MMBbls compared with 2.403 MMBbls during 2006. The four percent increase is attributable to higher volumes from the TDF Concessions, Acambuco, and a minor amount of production from the Bajada del Palo concession acquired in the fourth quarter of 2007.

In 2007, gas sales volumes net to our consolidated and equity interests were flat compared to 2006, and totaled 6.7 billion cubic feet (“Bcf”) for both periods. As was the case in 2006, strong production increases from the TDF Concessions and from Acambuco were offset by lower gas sales volumes in Entre Lomas. Production from the TDF Concessions increased 57 percent compared to 2006, reflecting a full year’s benefit of increased production that was enabled by facilities investments which were completed in July 2006. Acambuco volumes increased 20 percent compared to 2006 due to a full year’s production from the Macueta x-1001 (bis) well which was put into production in mid-2006, and as a result of putting the Macueta e-1003 into production in September of 2007.

LPG sales volumes net to our consolidated and equity interests totaled 18.5 thousand tons, a decrease of seven percent when compared with 20 thousand tons during 2006. Since 89 percent of our LPG volume is produced in Entre Lomas, and LPG is extracted from processed natural gas, the decrease in LPG volumes is directly related to lower Entre Lomas gas production.

Oil Prices

During 2007, WTI averaged $72.34 per barrel, compared to an average of $66.05 in 2006. Despite the year-to-year increase in WTI, our oil sales price including our equity interests averaged $43.16 during 2007, or were relatively flat compared with $43.29 in 2006, as reflected in the table on the previous page. Our year-to-year sales price did not increase because as WTI reached record levels in the fourth quarter of 2007, there was increased pressure from the Argentine government and refiners to increase the negotiated reduction factors in pricing formulas that reduce sale price net backs. In addition, the previously described effects of Resolution 394/2007 caused the Company to record oil sales at a price of $42 per barrel after the effective date of the resolution. These two factors resulted in the Company not realizing the benefit of increases in WTI that occurred throughout the year. Additionally, in the fourth quarter of 2007, we began to sell our oil production from the TDF Concessions to an Argentine refiner, which resulted in lower oil prices. This change saved the Company export taxes that it was paying on previously exported oil production, such that the effect on our net income is negligible.

With the issuance of Resolution 394/2007 as previously discussed in this section, and assuming WTI remains at current levels, we can expect our total oil sales price to remain relatively flat until the aforementioned uncertainties regarding this resolution are resolved.

Increasing Costs

Although the Company has benefited from increasing commodity prices since 2004, the cost of development wells, including the cost for drilling rigs, mud, cement, wireline services, and tangible costs such as casing and surface equipment, has also increased sharply over the same period.  Since 2004, the cost of drilling a typical well in the Entre Lomas concession has increased from $841,000 to $1.5 million in 2008. The Company has also experienced significant increases in labor and oil field services accounted for as operating expense. For example, in 2007, the labor union that represents oil field workers was successful in negotiating a 30 percent increase in wages. The continuing trend of increasing costs, coupled with a flattening of oil prices, has negatively affected the operating margins realized by the Company, and unless the Argentine government permits future oil price increases and the current trend in cost increases subsides, we could experience a further deterioration in our operating margins.

Export Taxes in Tierra del Fuego

Effective January 15, 2007, the Argentine government issued Law 26,217, which extended the oil and gas export tax created in 2002 by law No. 25,561 (the “Emergency Law”), beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. This new law resulted in an approximate $1.1 million increase to our Argentine taxes other than income expense in our net income for 2007. In previous years, and during the first nine months of 2007, we exported all of our oil and condensate production from our TDF Concessions to Chile. As a result of this tax, we began to sell our oil production to domestic refiners in Argentina beginning with October sales.

Period to Period Comparisons

Refer to Consolidated Statements of Income on page 39.

2007 vs. 2006

The following represents a comparison of results of operations between the years 2007 and 2006.

During 2007, the Company generated net income of $31.3 million. This represents a decrease of $8.7 million compared with net income of $40.1 million during 2006. Net income in 2007 was lower than 2006 mainly due to higher costs and expenses and lower equity income from Argentine investments. The higher costs and expenses were driven by increases in operating expense, depreciation, depletion and amortization, and greater Argentine taxes other than income due to export taxes related to its interests on the island of Tierra del Fuego. These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes and higher natural gas and LPG sales prices for the period compared to 2006.

Operating revenues improved by $3.7 million, primarily due to higher oil and natural gas sales volumes, and increased natural gas and LPG sales prices. Oil, natural gas, and LPG sales volumes for our consolidated interests accounted for as operating revenues totaled 1,160 MBbls, 4.8 Bcf, and 9.2 thousand tons, respectively, during 2007, compared with 1,104 MBbls, 4.3 Bcf, and 9.6 thousand tons, respectively, during 2006. The increase in oil and natural gas sales volumes is primarily attributable to higher volumes from our interests in Tierra del Fuego as a result of investments for increased deliverability which were completed in 2006. We also had increased oil sales volumes in Entre Lomas and Acambuco, and the Bajada del Palo concession acquired in the fourth quarter of 2007 contributed a minor amount of oil volumes.

Oil, natural gas, and plant product prices for our consolidated interests accounted for as operating revenues averaged $43.62 per Bbl, $1.45 per Mcf, and $447.65 per ton, respectively, during 2007, compared with $43.88 per Bbl, $1.30 per Mcf, and $413.36 per ton, respectively, during 2006.

The price and volume comparisons in the previous paragraphs differ from the comparisons described in the prior sections on pages 23, 24, and 28 titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” The comparisons in the previous paragraph relate to product prices and sales volumes included in the Company’s operating revenues. The comparisons in the prior sections compare prices and volumes for the Company’s combined consolidated and equity interests.

The above favorable variance in operating revenues was more than offset by decreased equity income from Argentine investments, and increases in operating expense, depreciation, depletion, and amortization, exploration expense, and Argentine taxes other than income.

Equity income from Argentine investments decreased by $5 million compared with 2006. The decrease in our equity income is due to Petrolera’s decrease in its net income primarily as a result of higher costs and expenses attributable to operations in Entre Lomas. Additionally, Petrolera had expenses in 2007 for new activities that do not have comparable amounts in prior periods, namely,  exploration expenses related to Agua Amarga and Bajada del Palo, and interest expense from its banking line of credit opened in 2007. Petrolera’s sole business is its interests and operatorship of the Entre Lomas, Agua Amarga, and Bajada del Palo areas, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company.

Operating expense increased by $4 million compared with 2006. The increase is due to a combination of factors. Oil and total fluid volumes lifted and the number of wells in operation have continued to grow as a result of our drilling activities. This factor has resulted in greater costs associated with rod pump operations.  In addition, in 2007, we also performed more well workovers than the prior year and incurred higher costs associated with facility maintenance and upgrades. Our unit costs rose as a result of wage increases negotiated with labor unions and higher rates charged by field service companies.

Depreciation, depletion and amortization rose by $1.3 million compared with 2006.  The increase is due to higher production volumes combined with increased capital additions. In particular, drilling costs have increased significantly over the last several years and with each year that passes without obtaining the ten-year extensions for our concessions, we add less proved reserves per well drilled when calculating depreciation. If the extensions are obtained, expected future production from existing producing wells projected beyond the current expiration date, that is currently classified as non-proved reserves, will be added to proved producing reserves resulting in a favorable future impact on our depreciation expense.

Argentine taxes other than income increased significantly compared to 2006 due to a new law that imposed export taxes on hydrocarbon exports from Tierra del Fuego.  This tax began to impact the Company in late 2006.

Exploration expense increased year-to-year primarily as a result of charges relating to 3D seismic acquired over our acreage in Tierra del Fuego and Agua Amarga. We also incurred dry hole expense of $311,000 related to an unsuccessful well in the Capricorn permit.

2006 vs. 2005

The following represents a comparison of results of operations between the years 2006 and 2005.

During 2006, the Company generated net income of $40.1 million. This represents an improvement of $10.3 million compared with net income of $29.8 million during 2005. The increase in net income is due primarily to higher operating revenues and equity income from Argentine investments.

Operating revenues improved by $16.2 million. This increase is due primarily to higher oil, gas, and plant product prices combined with volume increases for all three products. Oil, natural gas, and plant product prices for our consolidated interests accounted for as operating revenues averaged $43.88 per Bbl, $1.30 per Mcf, and $413.36 per ton, respectively, during 2006, compared with $37.56 per Bbl, $1.11 per Mcf, and $381.33 per ton, respectively, during 2005. Oil, natural gas, and LPG sales volumes for our consolidated interests accounted for as operating revenues totaled 1,104 MBbls, 4.3 Bcf, and 9.6 thousand tons, respectively, during 2006, compared with 946 MBbls, 2.9 Bcf, and 7.9 thousand tons, respectively, during 2005.  Due to proportionately consolidating our 25.72 percent interest in the TDF Concessions beginning January 1, 2006, operating revenues include revenues associated with 76 MBbls, 1.2 Bcf, and 1.6 thousand tons of sales volumes.  Comparable TDF Concessions’ sales volumes are not included in 2005 operating revenues.

The price and volume comparisons in the previous paragraph differ from the comparisons described in the prior sections on pages 23, 24, and 28 titled “Oil Prices,” “Natural Gas Prices,” and “Product Volumes.” The comparisons in the previous paragraph relate to product prices and sales volumes included in the Company’s operating revenues. The comparisons in the prior sections compare prices and volumes for the Company’s combined consolidated and equity interests.

Equity income from Argentine investments increased by $4.1 million compared with 2005. The increase is due primarily to greater Petrolera operating revenues that resulted from favorable price and volume variations similar to those experienced by the Company. During 2006 and 2005, Petrolera’s sole business was its interest and operatorship of the Entre Lomas concession, and as a result, its operating revenues and expenses were derived from essentially the same operations as the Company. Equity income from Argentine investments in 2005 includes income of  $571 thousand generated by the Company’s equity participation in RCLV S.A that was acquired in February 2005.  The Company’s participation in RCLV S.A. was converted to a direct concession interest and has been accounted for as a consolidated direct interest since January 1, 2006.

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

Operating expense increased by $1.3 million compared with 2005. The increase is due to a combination of factors, the most significant of which are increased labor costs resulting from wage increases negotiated with labor unions, an increase in workover activity, increased rates charged by field service companies for workovers and well maintenance, and greater costs associated with rod pump operation and maintenance. In 2006, the Company’s share of TDF Concessions’ operating expense was reflected as such in its statement of income.  In 2005, the Company’s share of the TDF Concessions’ operating expense was a component of equity income.

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

Selling and administrative expense increased by $1 million compared with 2005.  The increase is primarily due to higher personnel costs, greater travel expenses, and increases in personnel charges for services rendered to the Company by employees of  The Williams Companies, Inc.

Argentine taxes other than income rose by $724 thousand compared to 2005.  The increase was due to higher production taxes caused by increased volumes in Entre Lomas and the payment of export taxes commencing in October 2006 levied on export sales from the TDF Concessions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operation are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to the Company’s consolidated financial statements, contained elsewhere in this report on Form 10-K, contains a comprehensive summary of the Company’s significant accounting policies. The following is a discussion of the Company’s critical accounting policies and estimates whose nature we believe to be material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.

Proved reserve estimates. Estimates of the Company’s proved reserves included in the unaudited supplemental oil and gas information in this report on Form 10-K are prepared in accordance with guidelines established by GAAP and by the United States Securities and Exchange Commission (“SEC”). The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the third party reserve engineers that prepare the estimate.

The Company’s proved reserve information is based on estimates prepared by its independent reserve engineers. Estimates prepared by others may be higher or lower than the Company’s estimates. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing, and production after the date of an estimate may justify material revisions to the estimate. The Company’s proved reserves are limited to the concession life, or generally until 2016, even though a concession’s term can be extended for 10 years with the consent of the Argentine government. The extension of our concessions could materially affect the Company’s estimate of proved reserves.

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

Impairment of oil and gas properties. The Company reviews its proved properties for impairment on a concession by concession basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable. Due to the volatility of oil and gas prices and governmental regulations in Argentina, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. The most important consideration for the Company in testing for impairment is oil and gas prices. As of December 31, 2007, the estimated future net revenues for each of the Company’s proved properties exceeds each of their respective carrying values.

Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation is based on an estimate of the number of wells expected to be abandoned through the last year of a concession term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates are provided by operations engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating future oil and gas reserves and future oil and gas production streams, the estimate of the number of future wells to be plugged and abandoned could change as new information is obtained. Furthermore, given the current economic situation in Argentina and uncertainties associated with future levels of inflation in the country and devaluation of the peso, any future estimate of the cost to plug and abandon a well is subject to a wide range of outcomes as the estimate is updated as time passes. Finally, adjustments in the total asset retirement obligation included in the Company’s Balance Sheets will take into consideration future estimates of inflation and present value factors based on the Company’s credit standing. Given the economic history of Argentina, future inflation and interest rates upon which present value factors are based may be subject to large variations over short periods of time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. However, as a result of a governmental resolution issued in the fourth quarter of 2007, fluctuations in WTI above $61 per barrel do not have an impact on our financial results at this time. Based on current levels of oil production, a variation of plus or minus $1 per barrel in oil prices, could on an annual basis cause fluctuations in the Company’s operating revenue, equity income, and net income to vary depending on the level of WTI. This is due to the reduction factors that were incorporated in oil sales pricing formulas in 2004 that reduce considerably the sale price net back to the Company such that net back reductions escalate to higher and higher levels as WTI increases. However, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil and Natural Gas Marketing,” the Argentine government issued Resolution 394/2007 in November 2007, which has apparently set a ceiling price of approximately $42 per barrel for oil sold in Argentina when WTI is greater than $61. Thus, any change in the price of WTI when WTI is greater than $61 would not have any effect on our operating revenues, equity income or net income. However, a fluctuation in the price of WTI from $60 to $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $577 thousand, $371 thousand and $709 thousand, respectively. If WTI were to fall below $45 per barrel, the prices to be realized in Argentina would be re-determined by the government.

The Company has historically not used derivatives to hedge price volatility.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate. During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. Since 2003, the Argentine government has used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3.00:1.

Argentine Economic and Political Environment

During the decade of the 1990’s, Argentina’s government pursued free market policies, including the privatization of state owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one US dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid 1990’s. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001 resulted in the accumulation of $140 billion of debt. The government subsequently defaulted on a significant portion of its debt in early 2002.

In January 2002, the national Congress passed Emergency Law 25,561, which, among other things, overturned the convertibility plan. The government eventually adopted a floating rate of exchange in February 2002. The Emergency Law directly impacted the Company by establishing a tax on the value of hydrocarbon exports effective April 1, 2002. The Emergency law also required domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars, to be converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation described in the next paragraph.

The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in a strong devaluation of the peso. By September 30, 2002, the peso to U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter 2002 Argentina’s economy has shown signs of stabilization. Argentina’s economic condition has improved considerably over the last five years. As a commodity exporter, the country has benefited from increases in the price of its agricultural and natural resource exports such as crude oil, generating surpluses in both Argentina’s international trade balance and the government’s fiscal balance. The government, when possible, has taken advantage of this environment by increasing certain taxes, such as the oil export tax that has been in effect since 2002 in order to increase its total tax revenues and  improve its fiscal balance. In 2007, the export tax was extended for an additional five year period.

Over the last five years Argentina has been recovering from its economic crisis growing at an annual rate of nine percent. Argentine economists expect economic growth of seven percent for 2008. The resurgence of economic growth is a positive indicator for the future. At December 31, 2007 the peso to US dollar exchange rate was 3.15:1.

Presidential elections were held on October 28, 2007. The new president is Cristina Kirchner, wife of former president Nestor Kirchner and former senator from the province of Santa Cruz. We do not expect the policies of the new government to differ significantly from the policies of the previous administration.

Although Argentina’s economy has improved considerably over the last five years, the country still finds itself in a delicate economic situation with high levels of external indebtedness and increasing inflation. Over the last five years, the government has implemented various price control mechanisms in order to control inflation across many sectors of the economy. In order to shield the Argentine consumer from inflation, the government has implemented price controls over oil, diesel, gasoline and natural gas and imposed export taxes that result in lower energy prices in the country. These price controls together with higher taxes have impacted the balance of supply and demand for hydrocarbons leading to energy shortages which exist today in Argentina, and have created less favourable conditions for energy companies doing business in the country.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on its assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an audit report on  management’s assessment of the Company’s internal control over financial reporting.  A copy of this report is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Apco Argentina Inc.

We have audited Apco Argentina Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apco Argentina Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Apco Argentina Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apco Argentina Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Apco Argentina Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 7, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Apco Argentina Inc.

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Argentina Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apco Argentina Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 7, 2008

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in Thousands Except Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$45,975	$49,662
Short-term investments	1,097	-
Accounts receivable	9,611	7,214
Advances to joint venture partners	-	279
Inventory	1,599	1,309
Other current assets	5,969	1,679
Total Current Assets	64,251	60,143

Property and Equipment:
Cost, successful efforts method of accounting	128,635	101,598
Accumulated depreciation, depletion and amortization	(65,883)	(55,901)
	62,752	45,697

Argentine investment, equity method	62,338	57,382
Deferred Argentine income tax asset	615	29
Other assets	170	1,022

	$190,126	$164,273
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,659	$3,994
Advances from joint venture partners	3,258	8
Affiliate payables	454	308
Accrued liabilities	2,550	2,065
Argentine income taxes payable	984	3,415
Dividends payable	2,576	2,576
Total Current Liabilities	16,481	12,366

Long-term liabilities	2,287	1,753
Minority Interest in Subsidiaries	166	151

Shareholders' Equity:
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 29,441,244 shares issued and outstanding	295	74
Additional paid-in capital	9,105	9,326
Accumulated other comprehensive loss	(1,201)	(1,345)
Retained earnings	162,993	141,948
Total Shareholders' Equity	171,192	150,003

	$190,126	$164,273

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in Thousands Except Per Share Amounts)
REVENUES:
Oil revenues	$50,591	$48,435	$35,511
Natural Gas revenues	6,949	5,546	3,232
LPG revenues	4,114	3,971	2,996
TOTAL OPERATING REVENUES	61,654	57,952	41,739

COSTS AND EXPENSES:
Operating expense	11,133	7,100	5,780
Provincial production taxes	6,966	6,430	4,833
Transportation and storage	1,080	936	507
Selling and administrative	5,823	4,972	3,925
Depreciation, depletion and amortization	9,764	8,445	5,608
Exploration expense	2,162	1,163	486
Argentine taxes other than income	3,895	2,318	1,594
Foreign exchange losses (gains	(20)	67	13
Other expense (gain	1,055	1,133	673
	41,858	32,564	23,419
TOTAL OPERATING INCOME	19,796	25,388	18,320
INVESTMENT INCOME
Interest and other income	2,329	2,015	1,091
Equity income from Argentine investments	17,403	22,391	18,304
	19,732	24,406	19,395
Minority interest expense	36	46	8
Income before Argentine income taxes	39,492	49,748	37,707
Argentine income taxes	8,143	9,686	7,861

NET INCOME	$31,349	$40,062	$29,846

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$1.06	$1.36	$1.01

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	(Amounts in Thousands Except Share Amounts)

BALANCE, January 1, 2005	$74	$9,326	$(170)	$87,680	$96,910
Comprehensive Income:
Net Income	-	-	-	29,846	29,846
Minimum pension liability of equity and consolidated interests (net of Argentine taxes of $100	-	-	(379)	-	(379)
Total Comprehensive Income					29,467
Dividends declared ($0.2075 per share	-	-	-	(6,072)	(6,072)
BALANCE, December 31, 2005	74	9,326	(549)	111,454	120,305
Comprehensive Income:
Net Income	-	-	-	40,062	40,062
Minimum pension liability of equity and consolidated interests (net of Argentine taxes of $239	-	-	(443)	-	(443)
Total Comprehensive Income					39,619
Cumulative adjustment in equity investee's other
comprehensive income	-	-	(270)	-	(270)
Equity and consolidated interests in adjustment to initially apply SFAS No. 158 (net of Argentine taxes of $44)	-	-	(83)	-	(83)
Dividends declared ($0.3250 per share	-	-	-	(9,568)	(9,568)
BALANCE, December 31, 2006	74	9,326	(1,345)	141,948	150,003
Comprehensive Income:
Net Income	-	-	-	31,349	31,349
Pension plan liability adjustment in equity and consolidated
interests (net of Argentine taxes of $60	-	-	144	-	144
Total Comprehensive Income					31,493
Four-for-one share split effected as share dividend	221	(221)			-
Dividends declared ($0.35 per share	-	-	-	(10,304)	(10,304)
BALANCE, December 31, 2007	$295	$9,105	$(1,201)	$162,993	$171,192

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Amounts in Thousands Except Per Share Amounts)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$31,349	$40,062	$29,846
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(17,403)	(22,391)	(18,304)
Dividends from Argentine investments	12,523	15,500	12,628
Deferred income tax benefit	(605)	319	(230)
Depreciation, depletion and amortization	9,764	8,445	5,608
Gain on sale of minority interest	-	-	(280)
Changes in accounts receivable	(2,147)	(91)	(1,407)
Changes in affiliate receivable	-	-	-
Changes in inventory	(290)	(403)	(124)
Changes in other current assets	(4,289)	(103)	(1,011)
Changes in accounts payable	2,687	789	992
Changes in advances from joint venture partners	3,258	(271)	-
Changes in affiliate payables	146	(511)	372
Changes in cash overdrafts	-	-	(275)
Changes in accrued liabilities	484	474	(73)
Changes in Argentine income taxes payable	(2,431)	(178)	1,799
Changes in dividends payable	-	-	644
Minority interest in consolidated subsidiaries	36	43	8
Other, including changes in noncurrent assets and liabilities	1,397	(451)	913
Net cash provided by operating activities	34,479	41,233	31,106
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(19,433)	(17,513)	(10,407)
Purchase of producing properties and equity investment	(7,314)	-	(6,630)
Proceeds from sale of minority interest	-	-	407
Short-term investments:
Purchase of short-term investments	(7,780)	(14,000)	(15,356)
Proceeds from short-term investments	6,683	20,127	10,538
Net cash used in investing activities	(27,844)	(11,386)	(21,448)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(18)	(23)	-
Dividends paid	(10,304)	(8,832)	(6,072)
Net cash used in financing activities	(10,322)	(8,855)	(6,072)

(Decrease) Increase in cash and cash equivalents	(3,687)	20,992	3,586

Cash and cash equivalents at beginning of period	49,662	28,670	25,084

Cash and cash equivalents at end of period	$45,975	$49,662	$28,670
Supplemental disclosures of cash flow information:
Cash paid during the year for Argentine income taxes	$8,053	$7,136	$5,315

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

The consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands corporation) and its subsidiaries, Apco Properties Ltd. (a Cayman Islands Corporation), Apco Austral S.A. (an Argentine corporation), and Apco Argentina S.A. (an Argentine corporation), which as a group are at times referred to in the first person as “we,” “us” or “our.” We also sometimes refer to Apco as the “Company.” As of December 31, 2007, the Company was engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina.

Its principal businesses are a 23 percent participation in the Entre Lomas concession (Entre Lomas, an unincorporated joint venture), which is accounted for using the proportional consolidation method, and a 40.724 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 2). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. In 2007, the Company and its Entre Lomas partners expanded operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén. The Company’s direct participation and equity interests in Agua Amarga and Bajada del Palo are the same as its interests previously described for Entre Lomas.

In February 2005, the Company purchased participation interests in the CA-12 “Rio Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” hydrocarbon exploitation concessions which as a group are referred to as the “TDF Concessions.” The result of the purchase is that the Company acquired 25.72 percent effective participation interest in the TDF Concessions. Effective January 1, 2006, the Company began accounting for its interests in the TDF Concessions by proportional consolidation into Apco Austral S.A., a subsidiary, which is now consolidated into the Company’s financial statements. The Company also owns a 1.5 percent interest in the Acambuco concession, an 81.82 percent interest in the Cañadón Ramirez concession and a 50 percent interest in the Capricorn exploration permit. As of December 31, 2007, all of the Company’s operating revenues and equity income, and all of its long-lived assets were in Argentina.

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

On October 1, 2007, our board of directors approved a four-for-one share split effected in the form of a share dividend to shareholders of record as of October 17 with distribution of the shares on November 16, 2007.  Shareholders received three additional ordinary shares for each ordinary share held.  The total number of authorized shares and associated par value per share were unchanged by this action. All share and per share amounts have been adjusted to reflect this share split.

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession life using the units of production method based on proved and proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company assumes costs will escalate annually and applies an oil and gas price forecast that it believes to be reasonable after reviewing long-term forecasts of professional energy consultants. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future. For the years ended December 31, 2007 and 2006, the Company did not record any impairment charges as the estimated future net revenues exceeded the carrying value of its properties.

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In December 2007, the FASB issued proposed FASB Staff Position (FSP) No. FAS 157-b deferring the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 requires two distinct transition approaches; (i) cumulative-effect adjustment to beginning retained earnings for certain financial instrument transactions and (ii) prospectively as of the date of adoption through earnings or other comprehensive income, as applicable.  On January 1, 2008, we will adopt SFAS No. 157 applying a prospective transition for any of the Company’s assets and liabilities that are measured at fair value on a recurring basis.  As of January 1, 2008, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect to measure eligible financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is applied only to the entire instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings.  Subsequent to January 1, 2008, the fair value option can only be elected when a financial instrument or certain other item is entered into.  On January 1, 2008, we did not elect the fair value option for any existing eligible financial instruments or certain other items.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures, principally at fair value, in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also requires the expensing of acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.  The impact SFAS No. 141(R) will have on our Consolidated Financial Statements when effective, will depend upon the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries, formerly referred to as the minority interest.  Noncontrolling ownership interests in subsidiaries will be classified in shareholders’ equity, but separately from the parent’s equity.  Consolidated net income will include amounts attributable to the parent and the noncontrolling interest.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and requires earnings per share calculations based on earnings attributable to the parent company.  SFAS No. 160 is effective on a prospective basis for fiscal years beginning after December 15, 2008, except for the presentation and disclosure provisions.  The presentation and disclosure provisions require retrospective application to all periods presented.  We will assess the impact on our Consolidated Financial Statements.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

(3)	Investment in Argentine Oil and Gas Companies

As described in Note 1, the Company uses the equity method to account for its investment in Petrolera, a non-public Argentine corporation. Petrolera’s principal business is its operatorship and 73.15 percent interest in the Entre Lomas concession.  In 2007, Petrolera expanded its operations into two new areas adjacent to Entre Lomas, and it now owns and operates a 73.15 percent interest in the Agua Amarga exploration permit and the Bajada del Palo concession.

In the third quarter of 2007, Petrolera arranged for a $50 million bank line of credit at market terms that enabled Petrolera to fund its share of the acquisition cost for the Bajada del Palo concession, and provides credit for Petrolera’s future capital expenditures. At December 31, 2007, Petrolera had borrowed $34 million under the bank line of credit.

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments.  Dividends from Petrolera are recorded as reductions of the Company’s investment. At December 31, 2007, cumulative undistributed earnings in Petrolera were $103.5 million.

 Summarized financial position and results of operations of Petrolera are as follows:

 Financial position at December 31, 2007 and 2006 is as follows.  Amounts are stated in thousands:

	2007	2006

Current assets	$47,547	$49,406
Non current assets	163,006	118,937
Current liabilities	18,590	25,195
Non current liabilities	40,326	5,718

Results of operations for the years ended December 31, 2007, 2006 and 2005 are as follows.  Amounts are stated in    thousands:

	2007	2006	2005

Revenues	$155,926	$155,401	$127,164
Expenses	83,596	68,002	57,164
Net income	45,023	54,871	43,460

(4)	Cash Equivalents

Cash equivalents include highly liquid bank deposits of $36.7 million and $42.7 million as of December 31, 2007 and 2006, respectively, with interest rates ranging from 4.125 – 5.38 percent in 2007 and 3.88 – 5.94 percent in 2006. The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)	Short-Term Investments

Short-term investments include only bank time deposits with a maturity greater than three months.  At December 31, 2007 and 2006, the balance of such deposits was $1.1 million  and zero, respectively.

(6)	Major Customers

Sales to customers with greater than ten percent of total operating revenues consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
Petrobras Energía S.A.	74.4%	88.3%	88.4%

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer and upon expiration, the oil sales contract with this customer will be extended or replaced.

(7)	Related Party Transactions

The Company incurred charges of $913,000, $699,000, and $597,000 in 2007, 2006, and 2005, respectively, from Williams and affiliates for management services, overhead allocation, general and administrative expenses and purchases of materials and supplies. These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams. Accounts payable to Williams and affiliates outstanding at December 31, 2007, and December 31, 2006, were approximately $454,000 and $308,000 respectively. The Company is dependent on Williams as it relates to certain employees performing services for the Company, and certain other costs such as rent, reproduction, office supplies, computer support, etc. Williams directly charges the Company monthly for the time associated costs of employees based on an allocation of time dedicated to the affairs of the Company, and directly charges the Company for such items as insurance, and internal audit services. The Company also incurs an executive support charge, included in the amounts above, primarily for the time spent by certain employees of Williams that serve as executive officers or directors of the Company.

(8)	Income and Other Argentine Taxes

The Company incorporated in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company’s income during 2007, 2006, and 2005 was generated outside the United States.

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company recorded expenses for Argentine taxes as presented in the following table. Amounts are stated in thousands. The Company is not subject to taxes in any other jurisdiction.

	For the years ended December 31,
	2007	2006	2005

Income taxes
Current	$8,748	$9,367	$8,091
Deferred	(605)	319	(230)
Income tax expense	8,143	9,686	7,861
Other taxes	3,895	2,318	1,594
	$12,038	$12,004	$9,455

Argentine income taxes payable at December 31, 2007 and 2006 were $984 thousand and $3.4 million, respectively. The deferred Argentine income tax provision relates primarily to certain costs capitalized for U.S. reporting purposes that are expensed for Argentine local reporting and tax purposes. The deferred tax asset at December 31 for each of the years presented consists of the following.  Amounts are stated in thousands:

	2007	2006

Deferred tax assets:
Defined contribution retirement plan accrual	$152	$113
Property basis difference and asset retirement obligation	85	-
Retirement plan obligations	378	402
Total deferred tax assets	$615	$515
Deferred tax liabilities:
Property basis difference and asset retirement obligation	$-	$486
Total deferred tax liabilities	-	486

Overall net deferred tax asset	$615	$29

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  This interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities.  The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination.  The Company adopted FIN 48 effective January 1, 2007.  The Company does not have any unrecognized tax benefits and therefore there is no impact on the Company’s consolidated financial statements from adoption of FIN 48.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years and the tax years 2002 through 2006 remain open to examination.

Tax Disputes - Obligatory Savings Deposit

In August 1993, the Dirección General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507.  After a lengthy judicial process, the Entre Lomas joint venture partners paid the 9.2 million Argentine peso obligatory savings deposit in twelve equal installments during the period July 2000 through June 2001. At the time of payment, the US dollar to Argentine peso exchange rate was 1:1 and the payment was equivalent to $9.2 million, or $2.1 million net to the Company’s direct participation in the Entre Lomas joint venture and $2.7 million net to the Company’s equity interest in Petrolera. The devaluation of the Argentine peso in 2001 and 2002 resulted in a substantial loss in the dollar value of deposit that was recognized by the Company as foreign exchange losses in those years. The U.S. dollar value of the deposit as of December 31, 2007, pertaining to the Company’s 23 percent direct interest in Entre Lomas is $745 thousand and $967 thousand pertaining to its equity interest in Petrolera. Originally, a request for reimbursement of the deposit was made in June 2005. It was subsequently determined that the due date for reimbursement of the deposit is five years from the date the joint venture partners paid the last installment, or June 30, 2006. On June 27, 2006, Petrolera filed a request for reimbursement on behalf of the joint venture partners. As of the date of this report, Petrolera has not yet received an official written response from the DGI.  The Company has recorded a provision for doubtful accounts for its 23 percent direct interest in the obligatory savings deposit against its financial income and expensed the amount pertaining to its equity interest in Petrolera against its equity income from Petrolera.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Export Tax in Tierra del Fuego

Effective January 15, 2007, the Argentine government issued Law 26,217, which extended the oil and gas export tax created in 2002 by law No. 25,561 (the “Emergency Law”), beyond the initial five year period and expressly clarified that the export tax is applicable to hydrocarbon exports from the island of Tierra del Fuego. In previous years, and during the first nine months of 2007, we exported all of our oil and condensate production from our TDF Concessions to Chile. As a result of this tax, we began to sell our oil production to domestic refiners in Argentina beginning with October sales.

(9)	Defined Contribution Retirement Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees.  Assuming the current level of staffing, it is expected that future annual contributions will range between $50 to $150 thousand and will be charged to expense as disbursed. In February 2008, the Company made a contribution of $111 thousand.  This amount was accrued as administrative expense in 2007. The total amount expensed in 2006 was $59 thousand.  Plan contributions are based on employees’ current levels of compensation and years of service. Employees vest at a rate of 20 percent per year with full vesting after five years.

(10)	Long-Term Liabilities

At December 31, 2007 and 2006, long-term liabilities consisted of the following.  Amounts are stated in thousands:

	2007	2006
Long-term liabilities
Retirement plan obligations	$882	$1,048
Asset retirement obligations	1,405	705
	$2,287	$1,753

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

(12)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Amounts in Thousands Except Per Share Amounts)

2007

Operating revenues	$14,194	$14,768	$15,698	$16,994
Costs and expenses	9,896	9,421	10,045	12,496
Equity income from Argentine investments	4,792	4,603	4,956	3,052
Net income	7,694	8,323	8,935	6,397
Net income per ordinary share	.26	.28	.30	.22

2006

Operating revenues	$13,020	$14,580	$15,926	$14,426
Costs and expenses	7,436	7,989	7,880	9,259
Equity income from Argentine investments	5,266	5,854	6,280	4,991
Net income	8,976	10,322	12,134	8,630
Net income per ordinary share	.31	.35	.41	.29

APCO ARGENTINA INC.
UNAUDITED SUPLEMENTAL OIL AND GAS INFORMATION

Oil and Gas Reserves

The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved oil, condensate and plant product reserves for all the Company’s interests in Argentina, 96 percent of which were estimated by the Company’s independent reserve engineers, Ryder Scott Company, L.P., and four percent of which were reviewed by DeGolyer and MacNaughton, as of December 31, 2007.

Proved Oil, Condensate and Plant Products

	(Millions of Barrels)
	Consolidated Interests	Equity Interests

December 31, 2004	10.0	12.6
Revisions of previous estimates:
Engineering revisions	0.4	1.0
Extensions and discoveries	0.5	0.6
Acquisition of reserves	—	0.5
Production	(1.0)	(1.4)

December 31, 2005	9.9	13.3

Proved developed as of December 31, 2005	5.5	7.3
Proved undeveloped as of December 31, 2005	4.4	6.0

December 31, 2005	9.9	13.3
Revisions of previous estimates:
Engineering revisions	0.1	—
Extensions and discoveries	0.7	0.4
Reclassification from equity interest to consolidated interest	0.9	(0.9)
Production	(1.2)	(1.4)

December 31, 2006	10.4	11.4

Proved developed as of December 31, 2006	6.1	7.0
Proved undeveloped as of December 31, 2006	4.3	4.4

December 31, 2006	10.4	11.4
Revisions of previous estimates:
Engineering revisions	0.2	—
Extensions and discoveries	0.4	0.5
Acquisition of reserves	0.4	0.5
Production	(1.3)	(1.4)

December 31, 2007	10.1	11.0

Proved developed as of December 31, 2007	6.2	6.8
Proved undeveloped as of December 31, 2007	3.9	4.2

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

The following table summarizes, for each of the years presented, changes in quantities, and balances of net proved natural gas reserves for all the Company’s interests in Argentina as estimated by the Company’s independent reserve engineers, Ryder Scott Company, L.P.:

Natural Gas

	(Billions of Cubic Feet)
	Consolidated Interests	Equity Interests

December 31, 2004	35.1	30.0
Revisions of previous estimates:
Engineering revisions	0.2	10.7
Extension and discoveries	2.4	3.2
Acquisition of reserves	—	8.8
Production	(4.2)	(5.4)

December 31, 2005	33.5	47.3

Proved developed as of December 31, 2005	25.7	27.5
Proved undeveloped as of December 31, 2005	7.8	19.8

December 31, 2005	33.5	47.3
Revisions of previous estimates:
Engineering revisions	3.0	2.4
Extensions and discoveries	5.1	0.3
Reclassification from equity interest to consolidated interest	18.1	(18.1)
Production	(5.6)	(4.0)

December 31, 2006	54.1	27.9

Proved developed as of December 31, 2006	34.9	22.0
Proved undeveloped as of December 31, 2006	19.2	5.9

December 31, 2006	54.1	27.9
Revisions of previous estimates:
Engineering revisions	2.1	(0.8)
Extensions and discoveries	1.6	0.6
Acquisition of reserves	—	—
Production	(6.2)	(3.6)

December 31, 2007	51.6	24.1

Proved developed as of December 31, 2007	33.7	19.2
Proved undeveloped as of December 31, 2007	17.9	4.8

A portion of the Company’s natural gas reserves are consumed in field operations. The volume of natural gas reserves for 2005, 2006, and 2007 estimated to be consumed in field operations included as proved natural gas reserves within consolidated interest is 11.5 bcf, 17.6 bcf, and 16.5 bcf, respectively, and within the equity interest is 19.8 bcf, 15.5 bcf, and 15.6 bcf.

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

Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina:

	(Millions of Dollars) (5)
	Consolidated Interests	Equity Interests
As of December 31, 2007
Future cash inflows (1,2,6)	$504	$490
Future production and development costs (3,6)	(241)	(252)
Future income tax expenses (4)	(66)	(69)
Future net cash flows	197	169
10% annual discount for estimated timing of cash flows	(65)	(54)
Standardized measure of discounted future net cash flows	$132	$115

As of December 31, 2006
Future cash inflows (1,2,6)	$512	$514
Future production and development costs (3,6)	(243)	(255)
Future income tax expenses (4)	(86)	(84)
Future net cash flows	183	175
10% annual discount for estimated timing of cash flows	(63)	(60)
Standardized measure of discounted future net cash flows	$120	$115

As of December 31, 2005
Future cash inflows (1,2,6)	$434	$604
Future production and development costs (3,6)	(179)	(246)
Future income tax expenses (4)	(83)	(104)
Future net cash flows	172	254
10% annual discount for estimated timing of cash flows	(61)	(90)
Standardized measure of discounted future net cash flows	$111	$164

(1)	Estimates are made of quantities and timing of future production of oil and gas reserves.
(2)
Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2007 was $42.35, as compared with $41.90 and $39.90 for 2006 and 2005 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3)	Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.
(4)	Estimated taxes consider all taxes to which the Company is subject in Argentina.
(5)	Conversion of U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.
(6)
Values for natural gas consumed in field operations are included both as revenues in future cash inflows and as gas consumption expense in future production and development costs. For the years 2005, 2006 and 2007, the amounts attributable to gas consumption values included in Consolidated Interests are $18 million, $26 million and $22 million, respectively, and in Equity Interest are $29 million, $26 million and $21 million, respectively.

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

Total including Equity Interests.

	(Millions of Dollars)
	2007	2006	2005

Revenues, net of production costs	$(100)	$(103)	$(79)
Net changes in prices and production costs	(5)	(6)	105
Additions and revisions of previous estimates	28	43	49
Acquisition of reserves	9	0	25
Changes in estimated development costs	(21)	(44)	(41)
Development costs incurred during current period	35	29	23
Net changes in Argentine taxes	33	(3)	(36)
Changes in production rates, timing, and other	1	6	0
Accretion of discount	32	38	28
Net increase (decrease) in standardized measure	$12	$(40)	$74

Drilling Activity

The following tables summarize drilling activity by number and type of well for the periods indicated:

	Years Ended December 31,
	2007			2006			2005
	Gross	Net Consolidated Interest	Net Equity Interest	Gross	Net Consolidated Interest	Net Equity Interest	Gross	Net Consolidated Interest	Net Equity Interest
Development:
Productive	40.0	9.0	11.0	44.0	10.3	8.6	37.0	8.1	10.9
Non-Productive	1.0	0.3	0.0	1.0	0.2	0.3	0.0	0.0	0.0
	41.0	9.3	11.0	45.0	10.5	8.9	37.0	8.1	10.9
Exploratory:
Productive	1.0	0.23	0.30	1.0	0.23	0.30	3.0	1.3	0.6
Non-Productive	1.0	0.25	0.00	4.0	1.59	0.00	0.0	0.0	0.0
	2.0	0.48	0.30	5.0	1.82	0.30	3.0	1.3	0.6
Total:
Productive	41.0	9.3	11.3	45.0	10.5	8.9	40.0	9.3	11.5
Non-Productive	2.0	0.5	0.0	5.0	1.8	0.3	0.0	0.0	0.0
	43.0	9.8	11.3	50.0	12.3	9.2	40.0	9.3	11.5

Productive Well Count and Acreage

The following table sets forth our productive oil and gas wells as of December 31, 2007:

		Net	Net
	Gross	Consolidated Interests	Equity Interests

Productive Oil & Gas Wells

Oil	428	99	120
Gas	43	9	7
Total	471	108	127

The following table summarizes our acreage as of December 31, 2007:

		Net	Net
	Gross	Consolidated Interests	Equity Interests

Acreage

Developed	65,206	15,287	13,463
Undeveloped	1,181,507	273,660	102,012

Capitalized Costs Related to Oil and Gas Producing Activities

Total capitalized costs related to oil and gas producing activities for the Company’s consolidated interests are as follows:

December 31, 2007

(Amounts in thousands)	2007	2006

Proved oil and gas properties	$124,721	$98,941
Unproved oil and gas properties	3,374	2,150
	128,095	101,091
Accumulated depreciation, depletion and amortization	(65,414)	(55,486)
Total	$62,681	$45,605

Total capitalized costs related to oil and gas producing activities for the Company’s equity interests are as follows:

Capitalized costs related to Petrolera:

(Amounts in thousands)	2007	2006

Proved oil and gas properties	$137,123	$110,662
Unproved oil and gas properties	580	-
	137,703	110,662
Accumulated depreciation, depletion and amortization	(77,072)	(67,696)
Total	$60,631	$42,966

Costs Incurred in Acquisitions, Exploration, and Development

The following table details costs incurred for acquisitions, exploration, and development made by the Company during 2007, 2006 and 2005. Costs incurred include capitalized and expensed items.

(Amounts in Millions)	Consolidated Interests	Equity Interests

For the year ended December 31, 2007
Acquisition:
Proved properties	$5.3	$6.8
Unproved properties	2.0	2.6
Exploration	4.1	1.9
Development	17.2	17.7
Asset retirement obligations	0.2	0.3
Total	$28.8	$29.4

For the year ended December 31, 2006
Acquisition	$-	$-
Exploration	-	-
Development	18.0	13.0
Asset retirement obligations	(1)	-
Total	$17.4	$13.0

For the year ended December 31, 2005
Acquisition:
Proved properties	$-	$5.0
Unproved properties	-	1.6
Exploration	-	1.0
Development	10.0	13.0
Asset retirement obligations	-	-
Total	$10.0	$20.6

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

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth on page 34.

ITEM 9B.  Other Information

On March 7, 2008, the Company and Williams amended the administrative services agreement, dated January 1, 2004, pursuant to which Williams provides management services and administrative services, such as office materials and supplies, office space, insurance, internal audit services, and computer support.  The amendment modified the executive support charge for time spent by our chief executive officer and chief financial officer managing the affairs of the Company to an annual aggregate charge of $150,000 for the services of these persons.  Our chief executive officer and chief financial officer are employees of Williams who are compensated directly by Williams rather then by us.  The amendment also modified the positions and percentage of compensation and other employment-related costs allocated to us for certain employees of Williams who devote a portion of their time to our affairs.  The modifications are generally effective January 1, 2007.  Please read “Executive Compensation – Compensation Discussion and Analysis and – Executive Compensation” and “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons.”  The description of the amendment in this paragraph is qualified in its entirety by reference to the complete terms of the amendment, which is filed as Exhibit 10.17 to this annual report on Form 10-K.

Relationships

Williams owns 69 percent of our ordinary shares and all of our executive officers and certain of our directors are employees of Williams.  For other relationships between us and Williams, please read “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons.”

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The Company’s articles of association provide for a board of directors of not less than three and not more than nine persons.  The articles of association also provide that at each annual general meeting of shareholders one-third of the directors, or if their number is not three or a multiple of three, then the number nearest one-third, shall retire from office. The directors to retire in every year are those who have been longest in office since their last election and retiring directors are eligible to be re-elected as directors. Between persons who become directors on the same day those to retire are determined by lot unless they otherwise agree among themselves as to who will retire. Directors appointed by the board of directors to fill a vacancy or as an addition to the existing directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the directors who are to retire by rotation as described above.  Messrs. Robert J. LaFortune and Rodney J. Sailor were last elected as directors at the annual general meeting of shareholders held in 2006.  Messrs. Bryan K. Guderian and Piero Ruffinengo were last elected as directors at the annual general meeting of shareholders held in 2007.  The number of directors constituting the total number of members is currently fixed at seven and if this number remains the same by the next annual general meeting of shareholders, the terms of two directors out of Keith E. Bailey, Ralph A. Hill, and John H. Williams will expire at such meeting.  Executive officers of the Company are elected by the board of directors and hold office until relieved of such office by action of the board of directors.

The following table sets forth certain information with respect to the Company’s executive officers and members of the board of directors.

Name	Age	Position

Ralph A. Hill	48	Chairman of the Board, Chief Executive Officer and Director
Landy L. Fullmer	55	Chief Financial Officer, Chief Accounting Officer, Controller and Vice President
Thomas Bueno	56	President and Chief Operating Officer
Keith E. Bailey	65	Director
Bryan K. Guderian	48	Director
Robert J. LaFortune	81	Director
Piero Ruffinengo	63	Director
Rodney J. Sailor	49	Director
John H. Williams	89	Director

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

Mr. Fullmer has served as the Company’s chief financial officer since 2003 and as chief accounting officer and controller of the Company since September 2005. He has served as the accounting business partner for the Exploration and Production unit of Williams since May 2007. Mr. Fullmer served as the director of accounting/controller for the Exploration and Production unit of Williams from 1996 to April 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and the Nasdaq Stock Market reports of ownership of Company securities and changes in reported ownership.  Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2007 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is managed by the employees of Williams and all of our executive officers are employees of Williams.  The Company’s executive officers are compensated directly by Williams rather than by the Company.  All decisions as to the compensation of the Company’s executive officers are made by Williams.  Therefore, the Company does not have any policies or programs relating to compensation of its executive officers and does not make any decisions relating to such compensation.  A full discussion of the policies and programs of Williams will be set forth in the proxy statement for Williams’ 2008 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.” Williams charges the Company, pursuant to an administrative services agreement, an annual flat fee for the services of Williams’ employees, other than Mr. Bueno, who dedicate a significant amount of time to the affairs of the Company. Williams also charges the Company, pursuant to the terms of the same agreement, a fee for Mr. Bueno’s services based on both his actual total compensation and an estimated percentage of his time that is dedicated to performing services for the Company.  Please read “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement and — Review, Approval or Ratification of Transactions with Related Persons” for more information regarding this arrangement.

Executive Compensation

In 2007, the Company incurred an allocated charge of $140,511 for Mr. Bueno's salary and $86,263 for his cash incentive bonus. In 2006, the Company incurred an allocated charge of $119,732 for Mr. Bueno's salary and $74,542 for his cash incentive bonus.  In 2005, the Company incurred an allocated charge of $111,138 for Mr. Bueno's salary and $60,198 for his cash incentive bonus.  Each year the Company also incurs a charge for Mr. Bueno’s benefits, including without limitation his pension and welfare benefits, which charge is equal to approximately 33 percent of the allocated charge incurred by the Company for Mr. Bueno’s salary in that year.  This benefits charge was $46,837 in 2007, $39,907 in 2006, and $36,676 in 2005.

Further information regarding the compensation of our principal executive officer, Ralph A. Hill, who also serves as a senior vice president of Williams, will be set forth in the proxy statement for Williams' 2008 annual meeting of stockholders which will be available upon its filing on the SEC's website at http://www.sec.gov and on Williams' website at http:/www.williams.com under the heading "Investors--SEC Filings."  Further information regarding the portion of Mr. Hill's compensation and that of Landy L. Fullmer, who serves as the Company’s chief financial officer, allocable to us may be found in this filing under the heading "Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement."

Compensation Committee Interlocks and Insider Participation

The board of directors of the Company does not maintain a compensation committee. The executive officers of the Company during 2007 were employees of Williams and compensation decisions with respect to those individuals were determined by Williams.

Compensation of Directors

Directors who are employees of Williams or an affiliate of the Company or Williams receive no compensation for service on the Company’s board of directors.  Through June 30, 2007, each non-management director received an annual retainer of $14,000 in cash and an additional fee for attending board meetings of $1,000 in cash per meeting.  The annual retainer was paid in quarterly installments following the end of each calendar quarter and a non-management director had to be a board member during a given calendar quarter in order to be eligible to receive a quarterly payment for that quarter.  Additionally, each non-management director who served on the audit committee or nominating committee received a fee in cash for attending each meeting of one of those committees of $1,000 per meeting. The chairmen of the audit committee and the nominating committee received a fee of $2,000 in cash for each committee meeting that they attended.  Effective July 1, 2007, the board of directors modified the compensation structure for non-management directors.  Under the modified compensation structure, directors receive a quarterly fee of $12,500 in cash for board service.  In addition, the chairman of the audit committee receives a quarterly fee of $2,500 in cash and the chairman of the nominating committee receives a quarterly fee of $1,250 in cash.  Fees under the compensation structure effective July 1, 2007 are paid quarterly in arrears.  Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors or committees thereof or otherwise by reason of their being a director.

For their service non-management directors received the following compensation in 2007:

Name	Fees earned or paid in cash	All Other Compensations	Total

Keith E. Bailey	$38,000	$0	$38,000
Robert J. LaFortune	$45,000	$0	$45,000
Piero Ruffinengo	$38,000	$0	$38,000
John H. Williams	$39,000	$0	$39,000

Compensation Committee Report

The Company’s board of directors does not have a compensation committee.  The board of directors has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The Board of Directors:
Keith E. Bailey, Bryan K. Guderian, Ralph A. Hill,
Robert J. LaFortune, Piero Ruffinengo,
Rod J. Sailor, John H. Williams

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company’s ordinary shares that are owned, as of March 3, 2008, by:

•	each person known by the Company to be a beneficial owner of more than 5 percent of ordinary shares;

•	each director of the Company;

•	each of the named executive officers of the Company; and

•	all directors and executive officers of the Company as a group.

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

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned		Percent of Class

The Williams Companies, Inc.	20,301,592	(1)(2)	68.96%
Williams Global Energy (Cayman) Limited	20,301,592	(2)	68.96
Lehman Brothers Holdings Inc.	2,616,000	(3)	8.9
Brown Advisory Holdings Incorporated	2,183,564	(4)	7.4
Keith E. Bailey	804		*
Thomas Bueno	0		*
Landy L. Fullmer	0		*
Bryan K. Guderian	4		*
Ralph A. Hill	4		*
Robert J. LaFortune	20		*
Piero Ruffinengo	4		*
Rodney J. Sailor	4		*
John H. Williams	40		*
All directors and executive officers as a group (9 persons)	880		*

*      Less than one percent.

(1)	Includes 20,301,592 Ordinary Shares held of record by Williams Global Energy (Cayman) Limited.

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

(3)
According to a Schedule 13G/A, filed by Lehman Brothers Holdings Inc.  (“Holdings”) and Lehman Brothers Inc. (“LBI”) with the SEC on February 13, 2008, Holdings may be deemed the beneficial owner of 2,616,000 ordinary shares owned by LBI.  LBI, a broker dealer, is a wholly owned subsidiary of Holdings.  The address of LBI and Holdings is 745 Seventh Avenue, New York, New York 10019.

(4)
According to a Schedule 13G/A filed by Brown Advisory Holdings Incorporated (“BAHI”), Brown Advisory Securitites, LLC ("Brown LLC"), and Brown Investment Advisory & Trust Company ("BIATC"), with the SEC on February 11, 2008, BAHI is a parent holding company of Brown LLC, a broker dealer, and BIATC, a bank. The Schedule 13G/A notes that clients of Brown LLC own 2,182,364 ordinary shares of the Company and have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from, the sale of such securities and clients of BIATC own 1,200 ordinary shares of the Company. The Schedule 13G/A further reports that BAHI has sole power to dispose or to direct the vote of 1,200 ordinary shares and shared power to dispose or to direct the disposition of 2,182,364 shares.

The following table sets forth, as of February 26, 2008, the number of shares of common stock of The Williams Companies, Inc., beneficially owned by each of the Company’s directors and executive officers as a group:

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly (1)(2)	Shares Underlying Options Exercisable Within 60 Days (3)	Total	Percentage of Class
Keith E. Bailey	31,848	0	31,848	*
Thomas Bueno	25,641	19,119	44,760	*
Landy L. Fullmer	4,278	38,851	43,129	*
Bryan K. Guderian	45,936	35,077	81,013	*
Ralph A. Hill	248,196	175,727	423,923	*
Robert J. LaFortune	57,937	0	57,937	*
Piero Ruffinengo	0	0	0	*
Rodney J. Sailor	42,070	43,154	85,224	*
John H. Williams	1,009,658	0	1,009,658	*
All directors and executive officers as a group (9 persons)	1,465,564	311,928	1,777,492	*

*      Less than one percent.

(1)
Includes shares held under the terms of incentive and investment plans as follows:  Mr. Bueno, 7,076 shares in The Williams Companies Investment Plus Plan and 9,987 restricted stock units; Mr. Fullmer, 18,670 shares in The Williams Companies Investment Plus Plan and 3,925 restricted stock units; Mr. Guderian, 45,936 restricted stock units; Mr. Hill, 26,712 shares in The Williams Companies Investment Plus Plan and 221,484 restricted stock units; Mr. Sailor, 9,994 shares in The Williams Companies Investment Plus Plan and 31,296 restricted stock units.  Restricted stock units, formerly referred to as deferred stock, includes both time-based and performance-based units and do not have voting or investment power.  Shares held in The Williams Companies Investment Plus Plan have voting and investment power.

(2)	Includes 992,710 shares held in trust by Mr. Williams; 30,108 shares held in trust by Mr. Bailey and 1,740 shares held in trust by his spouse; and 55,346 shares held in trust by Mr. LaFortune.

(3)
The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 26, 2008.  Shares subject to options cannot be voted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Administrative Services Agreement

Williams owns 69 percent of the Company’s ordinary shares.  The Company incurred charges of $913,000, $699,000, and $597,000 in fiscal years 2007, 2006, and 2005, respectively, from Williams and its affiliates for management services, overhead allocation, general and administrative expenses (including the costs of compensating employees of Williams who allocate a portion of their time to managing the affairs of the Company), insurance, internal audit services, and purchases of materials and supplies. These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams.

The Company is managed by employees of Williams and all of its executive officers, including Mr. Hill, our chairman of the board and chief executive officer, and Mr. Fullmer, our chief financial officer and chief accounting officer, are employees of Williams who are compensated directly by Williams rather than by the Company. Pursuant to the administrative services agreement, Williams charges the Company an executive support charge, which charge is incurred by the Company primarily for the time spent by employees of Williams, other than Mr. Bueno, in managing the affairs of the Company.  In 2005 and 2006 the Company paid an annual aggregate charge of $100,000 for the services of these persons. In 2007, the Company paid an annual aggregate charge of $150,000 for the services of these persons.  In addition, Williams also charges the Company, pursuant to the terms of the same agreement, a fee for Mr. Bueno’s services based on both his actual total compensation and an estimated percentage of his time that is dedicated to performing services for the Company. Please read “Executive Compensation – Executive Compensation” for further information regarding the amounts paid by the Company for Mr. Bueno’s services. The Company is also dependent upon Williams to cover certain other costs such as rent, reproduction, office supplies, computer support, etc for which it reimburses Williams.

Accounts payable to Williams and its affiliates outstanding at December 31, 2007, December 31, 2006, and December 31, 2005 pursuant to the administrative services agreement were approximately $454,000, $308,000, and $817,000 respectively.

Northwest Argentina Corporation

The Company regularly collects revenues and pays cash calls on behalf of Northwest Argentina Corporation  (“NWA”) with respect to NWA’s interest in an oil and gas concession located in Argentina, in which NWA and the Company each own a 1.5 percent interest, and is reimbursed with cash distributions the Company receives from the concession on behalf of NWA. For the period from January 1, 2007 through February 28, 2008, the Company was not indebted to NWA as a result of these transactions. For the same period, $817 thousand was the largest aggregate amount for which NWA was indebted to the Company. As of February 28, 2008, NWA was indebted to the Company for $137 thousand as a result of this arrangement.  NWA is a wholly owned subsidiary of Williams.

Review, Approval or Ratification of Transactions with Related Persons

The charter of the audit committee of the Company’s board of directors provides that the committee will review, on an ongoing basis and approve all related party transactions required to be disclosed pursuant to Item 404(a) of the SEC’s Regulation S-K (“Related Party Transactions”).  The audit committee’s charter further provides that (i) the committee consider whether a Related Party Transaction is bona fide in the best interest of the Company and (ii) the members of the committee reviewing and taking action on a Related Party Transaction observe any relevant and applicable provisions of the Company’s articles of association and exercise the powers vested in them for the purpose in which they were conferred and not for a collateral purpose.  The audit committee reviewed and approved each of the related transactions discussed above, including the administrative services agreement and amendments to that agreement, the annual charges to the Company pursuant to the administrative services agreement, and the arrangement with NWA.

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

The following indicates committee membership as of March 1, 2008.

	Audit Committee	Nominating Committee
Keith E. Bailey	✓	✓
Robert J. LaFortune	●	✓
Piero Ruffinengo	✓	✓
John H. Williams	✓	●

●	= Chairperson
✓	= Committee Member

The board of directors annually reviews the independence of directors and makes a determination that each director expected to be independent qualifies as an “independent director” as defined by the rules of the Nasdaq Stock Market, including a determination that the director does not have a relationship, which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities as director.  The board of directors has determined that each of Messrs. Bailey, LaFortune, Ruffinengo, and Williams is an “independent director” under the current rules of the Nasdaq Stock Market.  The board of directors also considered the fact that Mr. Bailey serves as a director of Aegis Insurance Services Inc. (“Aegis”), which participates in the insurance coverage programs of Williams and certain of its affiliates, including the Company.  The board of directors noted that because Mr. Bailey does not serve as an executive officer and is not a stockholder of Aegis, this relationship would not interfere with the exercise of independent judgment in carrying out responsibilities as a director.  In addition, the board of directors has determined that each of these persons meets the heightened independence requirements of the Nasdaq Stock Market for audit committee members.  Although the board of directors does not require that members of the nominating committee be independent, the board of directors has determined that its current members are independent as defined by the rules of the Nasdaq Stock Market.  Messrs. Guderian, Hill, and Sailor, as employees of Williams, are not independent directors under these standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, for each of the last two fiscal years in each of the following categories are:

	2007	2006
Audit fees	$273,000	$250,995
Audit-related fees	---	1,200
Tax fees	---	---
All other fees	3,480	---
Total	$276,480	$252,195

Audit fees consisted of professional services for the audit of the Company’s financial statements, the audit of the Company’s assessment of internal controls over financial reporting, and review of financial statements included in quarterly reports on Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees generally include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. More specifically, these services consisted principally of consultation concerning financial accounting and reporting standards.  All other fees are fees for services that are not audit services, audit-related services or services rendered for tax advice, compliance or planning.  More specifically these fees consisted of consultations concerning international business regulations.

The audit committee of the Company’s board of directors has established a policy regarding pre-approval of all audit and non-audit services provided by E&Y.  On an ongoing basis, the Company’s management presents specific projects and categories of service to the audit committee for which advance approval is requested.  The audit committee reviews those requests and advises management if the audit committee approves the engagement of E&Y. On a quarterly basis, management reports to the audit committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year.  The audit committee may also delegate the ability to pre-approve permissible services, excluding services related to the Company’s internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported on at a subsequent audit committee meeting.  In 2006, 0 percent of audit-related services were approved by the audit committee pursuant to the de minimis exception of paragraph (c)(7)(i)(C of Rule 2-01 of Regulation S-X.  In 2007, 100 percent of the services reflected in the all other fees category above were approved pursuant to such an exception.   The audit committee’s pre-approval policy with respect to audit and non-audit services is provided as an exhibit to this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1

Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8.

(a) 2 and (c)

Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less owned person are filed as Schedule S-1.

(a) 3 and (b)

The exhibits listed below are filed as part of this annual report:

Exhibit Number		Description
*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated November 8, 2006.

*(3)	-	Articles of Association of Apco Argentina Inc., as amended as filed with Form 10-Q, No. 0-8933, dated November 8, 2006.

*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(3)	-	Articles of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(4)	-	Specimen Share Certificate as filed with Form 10-Q, No. 0-8933, dated November 7, 2007.

*(10.1)	-
Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.2)	-	Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.3)	-	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.4)	-	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.5)	-	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.6)	-	Contract dated December 1977, amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.7)	-	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

Exhibit Number		Description
*(10.8)	-	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10.9)	-
Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10.10)	-
Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

*(10.11)	-
Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10.12)	-
Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10.13)	-
Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10.14)	-	Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

*(10.15)	-
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

*(10.16)	-	Summary of Non-Management Director Compensation Action as filed with Form 10-Q, No. 0-8933, dated May 9, 2007.

(10.17)	-	Amendment No. 1 to Administrative Services Agreement between the Williams Companies, Inc. and Apco Argentina Inc. dated March 7, 2008.

*(14)	-	Apco Argentina Inc. Code of Ethics as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

*(21)	-	Subsidiaries of the registrant as filed with Form 10-K,, No. 0-8933, dated March 14, 2007.

(23.1)	-	Consent of Independent Petroleum Engineers, Ryder Scott Company, L.P..

(23.2)	-	Consent of Independent Petroleum Engineers, DeGolyer and McNaughton.

(24)	-	Power of attorney together with certified resolution.

(31.1)	-
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

Exhibit Number		Description
(32)	-	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	-	Pre-approval policy with respect to audit and non-audit services of the audit committee of the board of directors of Apco Argentina Inc.

*	-	Exhibits so marked have been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC.
(Registrant)
Dated: March 11, 2008	By:	/s/ Thomas Bueno
Thomas Bueno
Attorney-in-fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ *Ralph A. Hill	March 11, 2008
Ralph A. Hill, Chief Executive Officer and Chairman of the Board

/s/ *Landy L. Fullmer	March 11, 2008
Landy L. Fullmer, Chief Financial Officer, Chief Accounting Officer, and Controller

/s/ *Keith E. Bailey	March 11, 2008
Keith E. Bailey, Director

/s/ *Rodney J. Sailor	March 11, 2008
Rodney J. Sailor, Director

/s/ *Robert J. LaFortune	March 11, 2008
Robert J. LaFortune, Director

/s/ *Bryan K. Guderian	March 11, 2008
Bryan K. Guderian, Director

/s/ *Piero Ruffinengo	March 11, 2008
Piero Ruffinengo, Director

/s/ *John H. Williams	March 11, 2008
John H. Williams, Director

*By: /s/ Thomas Bueno	March 11, 2008
Thomas Bueno, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Page Number	Description
*(3)		Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated November 8, 2006.

*(3)		Articles of Association of Apco Argentina Inc., as amended as filed with Form 10-Q, No. 0-8933, dated November 8, 2006.

*(3)		Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(3)		Articles of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(4)		Specimen Share Certificate as filed with Form 10-Q, No. 0-8933, dated November 7, 2007.

*(10.1)
Agreement dated March 13, 1968, between Perez Companc and YPF for the Exploration, Exploitation and Development of the “Entre Lomas” area, Contract Number 12,507 as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.2)		Translation dated November 18, 1970, of agreement dated March 13, 1968, between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.3)		Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.4)		Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.5)		Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.6)		Contract dated December 1977, amending the March 13, 1968 Agreement between Perez Companc and YPF as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.7)		Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10.8)		Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10.9)
Contract for the exploration, exploitation and development of the “Entre Lomas” area, dated July 8, 1982, between Yacimientos Petroliferos Fiscales Sociedad Del Estado and Petrolera Perez Companc, Inc. relating to the extension of Contract No. 12,507, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10.10)
Additional clause number 3 dated December 18, 1985, to the agreement between Perez Companc and YPF covering the Entre Lomas area dated March 13, 1968, and attached translation as filed with Form 10-K, No. 0-8933, dated April 11, 1988.

Exhibit Number	Page Number	Description
*(10.11)
Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10.12)
Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10.13)
Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10.14)		Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

*(10.15)
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

*(10.16)		Summary of Non-Management Director Compensation Action as filed with Form 10-Q, No. 0-8933, dated May 9, 2007.

(10.17)		Amendment No. 1 to Administrative Services Agreement between the Williams Companies, Inc. and Apco Argentina Inc. dated March 7, 2008.

*(14)		Apco Argentina Inc. Code of Ethics as filed with Form 10-K, No. 0-8933, dated March 30, 2004.

*(21)		Subsidiaries of the registrant as filed with Form 10-K,, No. 0-8933, dated March 14, 2007.

(23.1)		Consent of Independent Petroleum Engineers, Ryder Scott Company, L.P.

(23.2)		Consent of Independent Petroleum Engineers, DeGloyer and McNaughton.

(24)		Power of attorney together with certified resolution.

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

Schedule S-1

PETROLERA ENTRE LOMAS S.A.

Financial Statements for the fiscal year
ended December 31, 2007
with Report of Independent Registered Public Accounting Firm

PETROLERA ENTRE LOMAS S.A.

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

	CONTENTS	PAGE

•	Report of Independent Registered Public Accounting Firm	-

•	Financial statements

	- Balance sheets as of December 31, 2007 and 2006	- 1 -

	- Statements of income for the years ended December 31, 2007, 2006 and 2005	- 2 -

	- Statements of shareholders' equity for the years ended December 31, 2007, 2006 and 2005	- 3 -

	- Statements of cash flows for the years ended December 31, 2007, 2006 and 2005	- 4 -

	- Notes to financial statements	- 5 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PETROLERA ENTRE LOMAS S.A.:

We have audited the accompanying balance sheets of Petrolera Entre Lomas S.A. (an Argentine corporation) as of December 31, 2007 and 2006, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrolera Entre Lomas S.A. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Buenos Aires, Argentina	PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
February 20, 2008	(member of Ernst & Young Global)

DANIEL G. MINENNA
Partner

PETROLERA ENTRE LOMAS S.A.

BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

(stated in thousands of U.S. dollars)

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$23,271	$26,671
Accounts receivable ($16,083 and $16,757 with related parties, Note 6)	18,720	17,815
Other receivables	4,022	3,174
Inventories	1,277	1,487
Other assets	257	259
Total current assets	47,547	49,406

NONCURRENT ASSETS

Property and equipment, net (Note 5)	161,662	117,846
Deferred tax asset, net (Note 4)	222	-
Other assets	1,122	1,091
Total noncurrent assets	163,006	118,937
Total assets	$210,553	$168,343

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities ($471 and $477 with related parties Note 6) $11,464	$7,965
Accrued debt interest	314	-
Taxes payable and payroll (Note 9)	6,189	16,857
Other payables	623	373
Total current liabilities	18,590	25,195

NONCURRENT LIABILITIES

Debt (Note 9)	34,000	-
Other liabilities (Note 9)	6,326	5,606
Deferred tax liability (Note 4)	-	112
Total noncurrent liabilities	40,326	5,718
Total liabilities	58,916	30,913

SHAREHOLDERS’ EQUITY

Paid-in capital (95,443,572 ordinary shares and 20,414,127 preferred shares authorized, issued and outstanding	41,289	41,289
Legal reserve	6,814	4,017
Facultative reserve	46,149	24,013
Retained earnings	59,063	69,973
Accumulated other comprehensive loss	(1,678)	(1,862)
Total shareholders’ equity	151,637	137,430
Total liabilities and shareholders’ equity	$210,553	$168, 343

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
REVENUES:
Operating revenues ($144,571, $142,935 and $117,451 with related parties, Note 6)	$155,926	$155,401	$127,164

COST AND EXPENSES:

Operating expenses ($2,631, $3,640 and $2,598 with related parties, Note 6)	(29,640)	(21,401)	(17,245)
Provincial production tax	(17,520)	(17,290)	(14,792)
Transportation and storage	(1,935)	(1,920)	(1,608)
Selling and administrative	(3,745)	(3,059)	(2,657)
Depreciation of property and equipment	(22,979)	(18,598)	(16,206)
Exploration expense	(3,026)	(430)	(839)
Taxes other than income	(4,117)	(4,267)	(3,603)
Financial losses	(917)	(228)	(680)
Foreign exchange gains (losses)	184	(157)	16
Other income (expense), net	99	(652)	450
Total cost and expenses	(83,596)	(68,002)	(57,164)

Income before income tax	72,330	87,399	70,000

Income tax (Note 4)	(27,307)	(32,528)	(26,540)
Net income	$45,023	$54,871	$43,460

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(stated in thousands of U.S. dollars)

				Accumulated
				other
	Capital	Legal	Facultative	comprehensive	Retained
Balance	stock	reserve	reserve	loss	earnings	Total

December 31, 2004	$2,050	$305	$-	$(541)	$104,606	$106,420

- Allocation of unappropriated retained earnings, as approved by Shareholders' meeting	39,239	1,538	37,701	-	(78,478)	-
- Minimum pension liability (Note 10)	-	-	-	(593)	(593)
- Dividends	-	-	(17,000)	(11,000)	(28,000)
- Net income	-	-	-	-	43,460	43,460

December 31, 2005	$41,289	$1,843	$20,701	$(1,134)	$58,588	$121,287

- Allocation of unappropriated retained earnings, as approved by Shareholders' meeting	-	2,174	41,312	-	(43,486)	-
- Minimum pension liability (Note 10)	-	-	-	(613)	-	(613)
- Statement 158 transition adjustment (Nota 10)	-	-	-	(115)	-	(115)
- Dividends	-	-	(38,000)	-	-	(38,000)
- Net income	-	-	-	-	54,871	54,871
December 31, 2006	$41,289	$4,017	$24,013	$(1,862)	$69,973	$137,430

- Allocation of unappropiated retained earnings, as approved by Shareholders' meeting	-	2,797	53,136	-	(55,933)	-
- Pension plan liability adjustment (Note 10)	-	-	-	184	-	184
- Dividends	-	-	(31,000)	-	-	(31,000)
- Net income	-	-	-	-	45,023	45,023
December 31, 2007	$41,289	$6,814	$46,149	$(1,678)	$59,063	$151,637

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMEBER 31, 2007, 2006, AND 2005

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$45,023	$54,871	$43,460

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property and equipment	22,979	18,598	16,206
Deferred income tax	(334)	611	(363)

Changes in assets and liabilities, net:
(Increase) decrease in assets:
Accounts receivable	(1,579)	(7)	21
Due from related parties	674	(368)	(6,391)
Inventories	210	(197)	(284)
Other receivables	(848)	(60)	90
Other assets	(30)	(355)	15
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,505	198	2,485
Due to related parties	(6)	143	68
Taxes payable and payroll	(10,668)	3,577	3,273
Debt agreement interests	314	-	-
Other liabilities	1,155	(280)	(372)
Net cash provided by operating activities	60,395	76,731	58,208

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of property and equipment	(66,795)	(30,793)	(30,117)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt obtained	34,000	-	-
Dividends paid	(31,000)	(38,000)	(28,000)
	3,000	(38,000)	(38,000)

Net increase in cash and cash equivalents	(3,400)	7,938	91
Cash and cash equivalents at beginning of year	26,671	18,733	18,642
Cash and cash equivalents at end of year	$23,271	$26,671	$18,733

Supplemental cash flow information:
Interest paid	$255	$35	$1,183
Income taxes paid	$37,796	$24,864	$23,522

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

NOTES TO FINANCIAL STATEMENTS

(stated in thousands of U.S. dollars, except otherwise indicated)

1.	CORPORATE ORGANIZATION

Petrolera Entre Lomas S.A. is an Argentine corporation. As of December 31, 2007 2006 and 2005 the shareholders of the Company and their participations were as follows:

Petrobras Energia S.A.	19.21%
Apco Argentina Inc.	39.22%
Apco Argentina S.A.	1.58%
Petrobras Participacoes, S.L.	39.67%
Other	0.32%
100.00%

Apco Argentina S.A. is a wholly owned subsidiary of Apco Argentina Inc.

The Company is operator and participant in Entre Lomas concession (Entre Lomas, an unincorporated joint venture founded in August 12, 1968) located in Rio Negro and Neuquen provinces in southwest Argentina, which is accounted for following the proportional consolidation method.

The concession contract, renegotiated in 1991 and 1994, permits the concessionaires to freely dispose of their crude oil and natural gas production and extends the concession term through January 21, 2016, with the option to extend the concession for an additional ten-year period with the consent of the government.

During 2007, the Company was officially awarded the Agua Amarga hydrocarbon exploration permit. Such permit will comprise three periods of three, two and one year, respectively. The surface of the area involved has about 378.43 km2, for which investments were committed for the total amount of $23.2 million, mainly in 3D seismic information and exploration drilling.

To guarantee the fulfillment of all the obligations assumed in the agreement for the first exploration period, the Company purchased a surety performance bond for the total amount committed.

Additionally, through a private bidding process, the Company acquired for $23.3 million from Petrobras Energia S.A. a 73.15 percent participation interest of "Amarga Chica-Bajada del Palo U.T.E." joint venture, concessionaire of the hydrocarbons exportation of Bajada del Palo area, located in the Province of Neuquen. Take over was carried out on November 9, 2007, being the acquisition effective on September 1, 2007.

The partners' interests in the above mentioned joint ventures as of December 31, 2007 were as follows:

Petrolera Entre Lomas S.A. (Operator)	73.15%
Apco Argentina Inc. Argentine Branch	23.00%
Petrobras Energia S.A.	3.85%
100.00%

PETROLERA ENTRE LOMAS S.A.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP").

The Company has only one business segment and is engaged in the oil and gas exploration, development and production in the Entre Lomas, Bajada del Palo and Agua Amarga joint ventures. All of the Company's operating revenues and all of its long-lived assets are in Argentina.

Oil and gas operation is high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents include highly liquid bank deposits of $23.3 million and $26.7 million of which $23.0 million and $26.4 million earned interest with an average rate of 5.20 percent in 2007 and 2006, respectively. The Company considers all investments with a maturity at three months or less when purchased to be cash equivalents.

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

PETROLERA ENTRE LOMAS S.A.

Asset life retirement obligations are also considered in the Property and Equipment account, as discussed below.

As of December 31, 2007, $1.4 million exploratory drilling costs were capitalized as part of Agua Amarga work in progress for which the determination of proved reserves were pending.

Wells and other oil an gas equipment are depreciated over their productive lives using the unit of production method, by applying the ratio of oil and gas produced to the proved developed oil and gas reserves. The Company's remaining property and equipment are depreciated by the straight-line method based on their estimated useful lives, resulting in annual rates in a range of 10% to 33%.

Acquisition costs of proved property are depreciated and depleted by the unit-of-production method, applying the ratio of oil and gas produced to the total proved oil and gas reserves.

The Company reviews its proved properties for impairment and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property's carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds fair value. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value. For the years ended December 31, 2007, 2006 and 2005, the Company did not experience any impairment indicators.

The oil and gas reserves estimations considered in these financial statements, have been calculated based on technical and economic conditions effective as of each year-end by Petrolera Entre Lomas S.A.'s engineers and are reviewed at least once a year. The Company believes that these estimates are fair and will be adjusted whenever facts or evidence justify it.

Effective January 1, 2002, the Company early adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.

The Company's asset retirement obligation is based on estimates of the number of wells expected to be abandoned through the last year of the concessions term and an estimated cost to plug and abandon a well. Both estimates were provided by the Company's engineers and are considered to be the best estimates that can be derived today based on present information. Such estimates are, however, subject to significant change as time passes. Given the uncertainty inherent in the process of estimating oil and gas reserves and future oil and gas production streams, the estimate of the number of wells to be plugged and abandoned could change as new information is obtained.

The Company estimates it will not be required to plug and abandon those wells that will continue to be producing wells upon the termination of the concessions. The estimated asset retirement obligation as of December 31, 2007 and 2006 totaled $3,728 and $2,343. The change in total asset retirement obligation from December 31, 2006 to December 31, 2007 mainly relates to changes in assumptions used for cessation of production by well.

PETROLERA ENTRE LOMAS S.A.

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

Under the Agreement crude oil producers and refiners agreed to cap amounts payable for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the excess of the actual price of West Texas Intermediate ("WTI"), the crude oil type that serves as a reference price for crude oil sales contracts in Argentina, over the $28.50 temporary cap would be payable at such time as WTI fell bellow $28.50. The debt payable by domestic refiners to producers accrues interest at 7% per annum.

The price stability agreement was renewed until April 30, 2004. However, the decision to not renew the agreement does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50. As of December 31, 2007, the total price credit available to the Company from domestic refiners amounts to $7.1 million and will be recognized in revenues when the price of WTI falls below $28.50 and the Company continues to receive the $28.50 price until its respective price credits are collected. As of December 31, 2007 none of such amounts have been recognized in revenues.

Derivative instruments

The Company does not usually use derivatives to hedge price volatility or for other purposes.

Recently issued accounting pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), in September 2006. SFAS 157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of SFAS 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact of adopting SFAS 157.

PETROLERA ENTRE LOMAS S.A.

The FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), in February 2007. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes", which creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Regarding its disclosure requirements, FIN 48 includes a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes", (FAS 109) and is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007 FIN 48 was adopted by the Company. No uncertain tax position as defined in this rule was identified. Therefore, the adoption of this pronouncement did not have impact on net income for the year nor in cumulative earnings. The Company does not have unrecognized tax benefits that require disclosure in this financial statements accordingly to FIN 48. The Company's tax years 2003 to 2007 remain subject to examination by the Argentina Tax Authority.

3.	OBLIGATORY SAVINGS RECEIVABLE

The Obligatory Savings Law, enacted in 1988, required all taxpayers to pay a five-year refundable obligatory savings deposit.

After a lengthy process before the courts, the Company paid a $6.7 million obligatory savings deposit in twelve installments during the period July 2000 to June 2001. The deposit is denominated in Argentine pesos and its principal should have been refunded 5 years after the last installment was paid, plus interest based on Banco de la Nacion Argentina (Argentine National Bank) savings rate.

The devaluation of the Argentine peso has resulted in a substantial loss in the dollar value of this Argentine peso denominated deposit during 2001 and 2002. As of December 31, 2007, the dollar value of the Company's deposit is $2.4 million. On June 27, 2006 the Company filed a request for reimbursement. As of the date of issuance of these financial statements, an official written response from the Argentine taxing authority ("AFIP-DGI") has not yet been received. The deposit is presented in the balance sheet within other current receivables.

4.	INCOME TAX

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes".

Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at each year-end.

PETROLERA ENTRE LOMAS S.A.

The provision for income taxes is comprised of:

	For the years ended
	2007	2006	2005

Current expense	$(27,641)	$(31,917)	$(26,903)
Deferred benefit (expense)	$334	$(611)	$363
	$(27,307)	$(32,528)	$(26,540)

Reconciliation of the tax provision to taxes calculated based on the statutory tax rates is as follows:

	For the years ended
	2007	2006	2005
Pre-tax income	$72,330	$87,399	$70,000
Statutory tax rate	35%	35%	35%
	$25,316	$30,590	$24,500
US dollar remeasurement effect	1,616	1,938	2,040
Tax adjustments and other	375	-	-
Income tax provision	$27,307	$32,528	$26,540

The deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets

Defined Benefit Pension Plan	$878	$1,167
Other liabilities	197	-
Other, net	38	12
Total deferred tax assets	$1,113	$1,179
Deferred tax liabilities - Property and equipment	(891)	(1,291)
Net deferred income tax asset (liability)	$222	$(112)

5.	PROPERTY AND EQUIPMENT

The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Wells and other oil and gas field equipment	$315,163	$271,211
Acquisition costs of properties	22,320	-
Other property and equipment	13,068	12,545
	350,551	283,756

Less accumulated depreciation	$(188,889)	$(165,910)
Total	$161,662	$117,846

PETROLERA ENTRE LOMAS S.A.

6.	RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the balances from related parties transactions were as follows:

	As of December 31,
Accounts receivable	2007	2006

Petrobras Energia S.A.	$15,534	$16,757
APCO Argentina Inc.	549	-
	$16,083	$16,757

Accounts payable

Petrobras Energia S.A	291	303
Oleoductos del Valle S.A. (1)	$180	$174
	$471	$477

(1) Affiliate of Petrobras Energia S.A.

For the years ended December 31, 2007, 2006 and 2005, revenues and expenses derived from related parties transactions were as follows:

	2007	2006	2005
Revenues from hydrocarbons sold
Petrobras Energia S.A.	$144,571	$142,935	$117,451

	2007	2006	2005
Other income / (expense)
APCO Argentina Inc. (1)	$1,097	$-	$-

(1) The Entre Lomas Joint Venture sold fixed assets to Apco Argentina Inc. Sucursal Argentina for $ 1.097 at the Compar participation interest.

	2007	2006	2005
Expenses
Petrobras Energia S.A	$696	$823	$981
Oleoductos del Valle S.A. (1)	1,935	2,817	1,617
	$2,631	$3,640	$2,598
(1) Affiliate of Petrobras Energia S.A.

As mentioned in note 1, the Company acquired from Petrobras Energia S.A. a 73,15 percent participation interest of "Amarga Chica - Bajada del Palo U.T.E." joint venture for $23.3 million.

Director's Compensation totaled $483, $391 and $360 for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Major Customers

Sales to customers with greater than ten percent of total operating revenues consist of the following:

	% for the Years Ended December 31,
	2007	2006	2005
Petrobras Energia S.A.	92.7	92.0	92.4

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company's customer and that upon expiration, the oil sales contracts of this customer will be extended or replaced.

PETROLERA ENTRE LOMAS S.A.

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

The fund's assets have been contributed to a trust and are mainly invested in money market-mutual funds and Treasury federal funds at December 31, 2007. The Bank of New York is the trustee and Watson Wyatt is the servicing agent.

On December 31, 2006 the Company adopted the recognition and disclosures provisions of FASB statement N° 158. The adoption did not have material effect on the Company's financial position as of such date or the results of operations for the year then ended.

The plan was amended in 1999, resulting in an increase of benefits to the employees. According with the provisions of SFAS 87 the Company capitalized the effect of the amendment amortizing such asset according to the future service period of those employees active at the date of the amendment who are expected to receive benefits under the plan. On adoption of Statement 158, the unrecognized prior service cost was recognized as an adjustment to accumulated other comprehensive income, net of tax.

	2007	2006

Projected benefit obligation	$6,569	$6,565
Accumulated benefit obligation	$6,545	$6,518
Fair value of plan assets at year end	$3,764	$3,233
Funded status of the plan (underfunded)	$(2,805)	$(3,332)
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(2,805)	$(3,332)
Accumulated other comprehensive income	$2,582	$2,864
Net amount recognized	$(223)	$(468)

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2008 is $17 and $120, respectively.

	2007	2006

Net Periodic Benefit Cost	$370	$581
Employer contributions	$615	$607
Benefit paid	$300	$311
Pension liability adjustment included in other comprehensive income, net of tax	$(184)	$728

Asset Categories

Money market – mutual funds	76%	100%
Treasury federal funds	24%	-
Total	100%	100%

PETROLERA ENTRE LOMAS S.A.

	2007	2006
Assumptions used to determine the benefit obligation and the net benefit cost:

Discount rate	4%	6%
Expected long-term rates of return on plan assets	5%	5%
Rate of compensation increase
up to 35 years of age	5%	5%
from 36 up to 49 years of age	1.5%	1.5%

The expected long-term rate of return is based on historical performance of the money market-mutual funds.

Contributions

The Company expects to contribute $614 to its pension plan in 2008.

Estimated Future Benefit Payment

The following benefit payments are expected to be paid.

Year	Benefit

2008	$446
2009	$444
2010	$442
2011	$438
2012-2016	$2,550

The Company uses a December 31 measurement date for its plan.

9.	TAXES PAYABLE AND PAYROLL ACCOUNT AND NON-CURRENT LIABILITIES

At December 31, 2007 and 2006, taxes payable and payroll account consisted of the following:

	2007	2006

Income tax accrual	$2,596	$13,085
Provincial production taxes	2,030	2,000
Payroll	972	793
Other	591	979
	$6,189	$16,857

At December 31, 2007 and 2006, non-current liabilities consisted of the following:

	2007	2006

Debt	$34,000	$-
Deferred tax liability, net (Note 4)	-	112
Liability for pension benefit	2,805	3,332
Asset retirement liability	3,509	2,274
Others	12	-
	$40,326	$5,718

PETROLERA ENTRE LOMAS S.A.

10.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	For the years ended December 31,
	2007	2006	2005

Net income	$45,023	$54,871	$43,460

Other comprehensive loss:
- Pension liability adjustment	282	(943)	(913)
- Statement 158 transition adjustment	-	(177)	-
- Income tax benefit on other comprehensive loss	(98)	392	320
Other comprehensive loss	184	(728)	(593)
Comprehensive income	$45,207	$54,143	$42,867

11.	RESTRICTIONS ON RETAINED EARNINGS

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

12.	LONG-TERM DEBT

On August 15, 2007, the Company arranged a debt agreement with Banco do Brasil S.A., London branch, for a $50 million bank line of credit that bears interest at Libor plus 1.20 percent per annum agreed on a quarterly basis. Such financing is to be used to invest in P&E and exploratory expenses.

On August 28, 2007, the Company received the first disbursement of the credit line, for a total amount of $10 million. On November 5, 2007, it received a second disbursement for a total amount of $14 million and then on November 19, 2007, a third disbursement totaling $10 million.

The principal of each disbursement will be repaid in 15 quarterly disbursements, the first of them 18 months after receiving the abovementioned funds. Therefore, the debt principal is presented under noncurrent liabilities. Disbursements cannot be repaid in advance before an average life of two years in accordance with local regulations.

Interests are payable on a quarterly basis once the disbursements are received, together with the related income tax withholding. As of December 31, 2007, interest and taxes accrued for this debt amount to $0.5 million.

PETROLERA ENTRE LOMAS S.A.

The Company's long-term debt is estimated to be repayable quarterly in the following schedule:

2009	7,467
2010	9,067
2011	9,067
2012	8,399

13.	CONTINGENCIES

Certain conditions may exist as of the date of financial statements which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Such contingent liabilities are assessed by the Company's management based on the opinion of the Company's legal counsel and the available evidence.

Such contingencies include outstanding lawsuits or claims for possible damages to third parties in the ordinary course of the Company's business, as well as third party claims arising from disputes concerning the interpretation of legislation.

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

During 2004, the Company received notices from the Neuquen and Rio Negro Provinces alleging incorrect computation of the provincial production taxes determined for such Provinces. As of December 31, 2004, the Company accrued as current liabilities the amounts that it considered were probable to be paid for these claims by $1.3 million.

After several negotiations, in June and July 2005 the Company paid the total amount claimed by the provincial authorities for $1.3 million.

As of December 31, 2007 the Company has accrued as current liabilities $0.8 million that it considered are probable to be paid in connection with claims related to Rio Negro provincial taxes.

14.	SUBSEQUENT EVENT

Subsequent to year-end, the Board of Directors meetings of January 10, 2008 and February 11, 2008, established the total distribution of $2 million cash dividends.