Form 10-Q
period 2008-03-31
APCO ARGENTINA INC/NEW
filed 2008-05-09
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2008
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

APCO ARGENTINA INC.

Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements discuss our expected future results based on current and pending business operations.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” “will,” or similar expressions.  These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;
•	expansion and growth of our business and operations;
•	business strategy;
•	estimates of proved gas and oil reserves;
•	reserve potential;
•	development drilling potential;

Index

•	cash flow from operations; and
•	oil and gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this document.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the uncertainties inherent in assessing and estimating reserves and future reserves, market demand, and volatility of prices;
•	inflation, interest rates, fluctuation in foreign currency exchange rates, and general economic conditions;
•	the impact of operational and development hazards;
•	costs of, changes in, or the results of laws, government regulations, environmental liabilities, and litigation;
•	political conditions in Argentina and other parts of the world;
•	the failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms, if at all; and
•	risks associated with weather conditions, earthquakes, and acts of terrorism.

Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements.  We disclaim any obligations to and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report.  Such changes in our intentions may also cause our results to differ.  We may change our intentions at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$45,583	$45,975
Short-term investments	-	1,097
Accounts receivable	6,947	9,611
Advances to joint venture partners	989	-
Inventory	1,562	1,599
Other current assets	7,744	5,969
Total Current Assets	62,825	64,251

Property and Equipment:
Cost, successful efforts method of accounting	135,337	128,635
Accumulated depreciation, depletion and amortization	(68,848)	(65,883)
	66,489	62,752

Argentine investments, equity method	64,390	62,338
Deferred Argentine income tax asset	617	615
Other assets	162	170

	$194,483	$190,126
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,616	$6,659
Advances from joint venture partners	1,813	3,258
Affiliate payables	1,248	454
Accrued liabilities	2,128	2,550
Argentine income taxes payable	646	984
Dividends payable	-	2,576
Total Current Liabilities	14,451	16,481

Long-term liabilities	2,219	2,287
Minority Interest in Subsidiaries	172	166

Shareholders' Equity:
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,201)	(1,201)
Retained earnings	169,442	162,993
Total Shareholders' Equity	177,641	171,192

	$194,483	$190,126

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Oil revenues	$12,443	$11,540
Natural Gas revenues	1,675	1,727
LPG revenues	1,102	927
TOTAL OPERATING REVENUES	15,220	14,194

COSTS AND EXPENSES:
Operating expense	3,120	2,012
Provincial production taxes	1,855	1,550
Transportation and storage	299	263
Selling and administrative	1,890	1,509
Depreciation, depletion and amortization	2,950	2,065
Exploration expense	130	1,013
Argentine taxes other than income	687	1,011
Foreign exchange losses	(36)	(26)
Other expense	227	499
	11,122	9,896
TOTAL OPERATING INCOME	4,098	4,298
INVESTMENT INCOME
Interest and other income	804	644
Equity income from Argentine investments	3,229	4,792
	4,033	5,436
Minority interest expense	7	10
Income before Argentine income taxes	8,124	9,724
Argentine income taxes	1,675	2,030

NET INCOME	$6,449	$7,694

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE – BASIC AND DILUTED	$0.22	$0.26

Average ordinary shares outstanding – basic and diluted	29,441	29,441

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,449	$7,694
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(3,229)	(4,792)
Dividends from Argentine investments	1,177	816
Deferred income tax benefit	(6)	(6)
Depreciation, depletion and amortization	2,950	2,065
Changes in accounts receivable	2,664	555
Changes in inventory	37	(29)
Changes in other current assets	(1,776)	(110)
Changes in accounts payable	1,958	2
Changes in advances from joint venture partners - net	(2,434)	-
Changes in affiliate payables	794	(33)
Changes in accrued liabilities	(422)	(372)
Changes in Argentine income taxes payable	(338)	90
Minority interest in consolidated subsidiaries	6	9
Changes in other assets, other liabilities and other	(39)	122
Net cash provided by operating activities	7,791	6,011
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(6,702)	(4,027)
Short term investments:
Proceeds from short term investments	1,097	-
Net cash used in investing activities	(5,605)	(4,027)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(2)	(2)
Dividends paid ($0.0875 per share in 2008 and 2007)	(2,576)	(2,576)
Net cash used in financing activities	(2,578)	(2,578)

(Decrease) in cash and cash equivalents	(392)	(594)

Cash and cash equivalents at beginning of period	45,975	49,662

Cash and cash equivalents at end of period	$45,583	$49,068

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	General

The unaudited, consolidated financial statements of Apco Argentina Inc. (the “Company”), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three month periods ended March 31, 2008 and 2007.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Certain prior year amounts have been reclassified to conform to current year presentation.

(2)	Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

(3)	Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession lives using the units of production method based on proved producing reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability equal to the present value of expected future asset retirement obligations in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

(4)	Income and Argentine Taxes

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company believes its earnings are not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.  Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

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

As of March 31, 2008 and March 31, 2007, the Company had no unrecognized tax benefits.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2002 through 2007 remain open to examination.

(5)	Investment in Petrolera Entre Lomas S.A.

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S.A., “Petrolera” a non-public Argentine corporation. Petrolera’s principal business is its operatorship and 73.15 percent interest in the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration permit.  Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment account and is also recorded as equity income (loss) from Argentine investments. Dividends from Petrolera are recorded as reductions of the Company’s investment.

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at March 31, 2008 and December 31, 2007 is as follows.  Amounts are stated in thousands:

	March 31, 2008	December 31, 2007

Current assets	$66,723	$47,547
Non current assets	$167,510	$163,006
Current liabilities	$22,031	$18,590
Non current liabilities	$55,646	$40,326

Petrolera’s results of operations for the three months ended March 31, 2008 and 2007 are as follows.  Amounts are stated in thousands:

	Three months ended March 31,
	2008	2007

Revenues	$37,845	$35,740
Expenses other than income taxes	$23,971	$16,947
Net income	$7,915	$11,744

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

It is anticipated by the Company that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding can not be made at this time. There have been no new developments in this matter since the Company filed its formal response in December 2004.

(7)	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company did not have any assets and liabilities that require measurement at fair value on a recurring basis. Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries (previously referred to as minority interests). Noncontrolling ownership interests in consolidated subsidiaries will be presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income will now include earnings attributable to both the parent and the noncontrolling interests. Earnings per share will continue to be based on earnings attributable to only the parent company and does not change upon adoption of SFAS 160. SFAS 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within stockholders’ equity and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. We will assess the impact on our Consolidated Financial Statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors that have affected the Company’s financial condition and results of operations during the periods covered by this report.

GENERAL OVERVIEW

Net Income

Through the three months ended March 31, 2008, the Company generated net income of $6.4 million. Net income was lower than the comparable period in 2007 due to lower equity income from Argentine investments and higher operating and depreciation costs which more than offset the increase in operating revenues. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera Entre Lomas S.A. (“Petrolera”). The decrease in Petrolera’s net income is a result of higher costs and expenses attributable to operations in Entre Lomas. Additionally, Petrolera had exploration expenses in 2008 for two areas acquired after the first-quarter 2007, Agua Amarga and Bajada del Palo, and interest expense on borrowings from its line of credit established in the second half of 2007.

Entre Lomas

Since the beginning of 2008, the Company and its Entre Lomas partners have continued executing on the drilling campaign budgeted for the year. In January and February, we completed and put into production four oil wells that commenced drilling in 2007. Of the 35 wells programmed for 2008, 10 oil wells have been drilled, of which six were on production by March 31, with the remaining four wells in different stages of drilling and completion at the end of the quarter. To date all wells drilled in Entre Lomas have either come on line as oil producers, or will be completed and put on production in the second quarter.

Agua Amarga

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company and its partners drilled the Charco del Palenque.x-1001 (“ChdP.x-1001”) well late in 2007, and it was completed and tested in January 2008. This well was perforated in more than one interval in the Tordillo formation, testing volumes as high as 269 barrels of oil per day and confirming the existence of a hydrocarbon reservoir with development potential. The well was not put on production from all perforated and tested intervals due to evidence of a high gas to oil ratio. Thus the initial production from this well was limited to a lower section of the Tordillo with an initial production of 90 barrels of oil per day. We plan to come back to this structure later in the year to drill a development well lower on structure.

During the fourth quarter of 2007, the Company and its partners reprocessed existing seismic that was obtained with the Agua Amarga property and also acquired 214 square kilometers of new 3D seismic images. The new seismic information is being processed and interpreted in early 2008. The Charco del Palenque.x-1001 discovery well was drilled on the basis of the reprocessed seismic data. The reprocessed seismic data has also been used to identify a trend of similar fault structures in this sector of the Agua Amarga permit. A second exploration well, the Charco del Palenque x-1002 (“ChdP.x-1002”), has targeted a similar structure nearby. This well spudded in April 2008 reached a total depth of 10,335 feet investigating the Tordillo formation. Two additional wells are expected to be drilled in this area before the end of 2008.

The trend of fault structures observed in Agua Amarga resembles structural closures on which, since 2005, we have successfully drilled several oil discoveries in the southeast sector of the Entre Lomas concession that is adjacent to and northeast of Agua Amarga.

Index

Bajada del Palo

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Bajada del Palo concession acquired in the fourth quarter of 2007 is believed to possess well reactivation and development drilling potential in the Borde Montuoso field. In March 2008, the Company and its partners commenced an eight-well workover campaign. The first workover in the program resulted in favorable test results and was put into production in early May at an initial production rate which was better than expected. The results of this reactivation campaign will provide valuable insight into the development potential that is believed to exist in the Borde Montuoso field.

We are also initiating exploration efforts on the block as we are currently acquiring approximately 200 square kilometers of 3D seismic images over the northeast sector of the concession immediately to the west of the Borde Mocho field situated in the southeast region of the Entre Lomas concession. Based on our future interpretation of this seismic information, we anticipate drilling exploration wells on structural closures that may be analogous to Borde Mocho and other structures that have recently been successfully drilled in Entre Lomas. In 2008, we plan to drill five development wells and three exploration wells on the concession.

Due to the greater depths of the wells planned to be drilled in Agua Amarga and Bajada del Palo, a third drilling rig capable of drilling to these depths has been contracted throughout the rest of 2008.

Tierra del Fuego

In September 2007, the Company and its Tierra del Fuego partners commenced their second development and exploration drilling campaign. The Company and its partners have contracted a rig to continue drilling throughout 2008 and into 2009. As of the end of April 2008, the Company had participated in the drilling of 11 wells with a twelfth well in progress. Six of the wells drilled thus far targeted development of an oil rim that surrounds the Los Patos gas field reservoir. Three of these have been completed and put into production. One of the wells tested rates as high as 1,000 barrels of oil per day. By March 2008, production from this well had declined from initial levels and averaged 300 barrels of oil per day for the month. A fourth oil rim well experienced mechanical problems and could not be salvaged. Casing was set on the other two oil rim wells, one of which is awaiting fracture stimulation.

Four of the wells drilled to date are gas development wells in the Los Patos, Los Flamencos, and San Luis fields that will be available to put into production when ongoing investments for increasing treating, compression and transportation capacity are completed in the third quarter of 2008 enabling the Company and its partners to increase gas deliverability capacity up to 60 million cubic feet per day. When this work is completed our production facilities will be connected directly to the San Martín pipeline that will give our joint venture a physical outlet for transportation of gas from the island of Tierra del Fuego to continental Argentina. The remaining two wells of the 12 wells drilled to date target continued development of the Las Violets oil field.

Acambuco

The Company and its Acambuco partners commenced drilling the Cerro Tuyunti x-2 (“CTu.x-2”) exploration well in October 2007. By the end of April 2008, the well had been drilled to approximately 12,000 feet with the total depth of the well expected to be 19,000 feet. The primary objective of this well is to investigate the Huamampampa formation, the principal producing formation in both the San Pedrito and Maceuta fields that are both currently on production in the Acambuco concession. This exploration well is expected to reach total depth by the fourth quarter of 2008.

Cañadón Ramirez

By April 2008, the exploration drilling program pursuant to the farm-out agreement with CanAmericas Energy (“CanAmericas”) had commenced. The agreement allows CanAmericas to earn a 49 percent working interest by exploring over an area of mutual interest covering the western half of the concession. In order to earn their interest, CanAmericas is required to fund a $4.5 million work program to acquire 3D seismic information and drill three wells. The acquisition of 160 square kilometers of 3D seismic images was completed in 2007. Difficulties contracting a drilling rig postponed commencement of drilling until the second quarter of 2008.

Index

The first of the three wells, the Cañadón Ramirez x-11 well is located to the northwest of the oil producing Mata Magallanes field in the Mata Magallanes concession.  All three wells are 3D seismic delineated prospects that will investigate the Bajo Barreal and Castillo formations on apparent combination structural-stratigraphic traps. In late April, the first well reached total depth of 5,248 feet. Casing was set in this well based on encouraging oil and gas shows during drilling and favorable interpretation of electric logs. The well is now awaiting arrival of a completion rig. Drilling of the second well, the Cañadón Ramirez x-8, commenced during the last week of April. Unless the cost of the committed work program exceeds $4.5 million, we will bear no portion of the cost of this program. However, our interest over the area of mutual interest will diminish from 81.82 percent to 41.73 percent. The Company is the operator of the Cañadón Ramirez concession.

Capricorn

In late 2007, the Company commenced drilling the Lomas de Guayacán x-1 (“LdG.x-1”) well on the Martínez del Tineo Oeste prospect located immediately to the west of the Puesto Guardian concession. This well location was selected based on results of interpretation of 3D seismic acquired pursuant to a farm-out agreement with Gold Point Energy Corp. (“GP Energy”). The well reached total depth of 7,526 feet in January 2008, and we encountered live oil shows and manifestations of gas as we drilled through the Yacorite formation. The well was cased and after delays due to heavy rains, completion and testing operations commenced in April 2008. We expect to know the results of this well later in the second quarter of 2008. The Company is the operator of the Capricorn exploration permit.

Business Development

Although Argentina is where all of our assets are currently located, future growth plans include diversification into other countries, and as such, we are evaluating exploration and production opportunities in other countries in South America. We have recently increased the number of employees dedicated to our strategy to build core areas outside of Argentina, either through drilling farm-in opportunities or acquisitions, which will provide the Company with exposure to production and reserve growth on favorable economic terms.

Oil Prices

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Argentine government issued Resolution 394/2007 in November 2007 in response to the increase in world oil prices as WTI approached $100 per barrel in the fourth quarter of 2007. The resolution effectively raised the oil export tax to a rate that establishes a ceiling of $42 per barrel for export net backs when WTI is greater than $61 per barrel. This net back ceiling for exports has impacted the net back on the sale of crude oil in the domestic market.

Refiners in Argentina have interpreted the resolution to also set a ceiling of $42 per barrel for oil sold domestically in Argentina. However, the resolution is not clear with regard to its impact on the different qualities of crude oil produced in the country, and the producers and refiners have not agreed on how to interpret the resolution’s impact on domestic net back prices. Since the resolution’s effective date we have only been able to collect $42 per barrel for oil produced in our principal area. As a result, our 2008 financial statements reflect sales at a price of $42 per barrel or less depending on the quality of oil produced in our concessions.

In order to give guidance for the calculation of provincial production taxes, the Argentine Secretary of Combustibles issued Resolution 1/2008 in January 2008, which states that for the purposes of calculating provincial production taxes, the $42 reference price per Resolution 394/2007 pertains to the lowest quality of crude oil produced in the country. As almost all of the Company’s production is high quality crude oil in great demand in Argentina, we believe it is possible, depending on the outcome of negotiations between producers and refiners in Argentina, that our oil sale net backs may return to $45 per barrel, or to similar price levels we experienced before Resolution 394/2007 was issued.

Index

FINANCIAL CONDITION

We have historically funded capital programs and past property acquisitions with our internally generated cash flow. We have not relied on other sources of capital, such as debt or equity, due to the turmoil that has periodically affected Argentina’s economy making financing difficult to obtain at reasonable terms, but also because the Entre Lomas concession, our primary source of liquidity, has had the ability to fund the Company’s development and exploration expenditures. Given the Company’s financial health, should the need arise, market financing terms may be available to us if it is judged that financial leverage would improve our capital efficiency.

Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and our equity interest in Petrolera generate most of our cash flow.

As of March 31, 3008, we had cash and cash equivalents of $45.6 million, representing a decrease of $392 thousand during the quarter. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Three months ended March 31,
	2008	2007
	(Thousands)
Net cash provided (used) by:
Operating activities	$7,791	$6,011
Investing activities	(5,605)	(4,027)
Financing activities	(2,578)	(2,578)
(Decrease) in cash and cash equivalents	$(392)	$(594)

Operating Activities

Our net cash provided by operating activities totaled $7.8 million for the three months ended March 31, 2008, an increase of $1.8 million compared to the same period in 2007. The increase in net cash provided by operating activities is largely due to an increase in cash provided by our direct operations combined with an increase in dividends from our equity investee, partially offset by fluctuations in working capital.

Investing Activities

During the first quarter of 2008, capital expenditures totaled $6.7 million, of which almost the entire amount was invested in exploration and development drilling. In the first quarter of 2007, capital expenditures totaled $4.0 million.

We typically have a net change in cash and cash equivalents due to the purchase and receipt of proceeds from short-term investments depending on working capital needs. During the current quarter, we invested in investments that had a shorter term than in 2007, and thus we had an increase of $1.1 million to cash during the period.

Financing Activities

During the first quarter of 2008 and 2007, $2.6 million was paid to the Company’s shareholders in the form of dividends.

Index

RESULTS OF OPERATIONS

The following table reflects our sales volumes, average sales prices, and our average production costs per unit for the periods presented:

Volume, Price and Cost Statistics	Three months ended March 31,

	2008	2007

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	296,364	287,447
Gas (mcf)	1,212,179	1,092,458
LPG (tons)	2,345	2,354
Barrels of oil equivalent (boe)	525,913	497,148
Equity interests
Crude oil and condensate (bbls)	328,318	324,851
Gas (mcf)	449,708	514,526
LPG (tons)	2,379	2,342
Barrels of oil equivalent (boe)	431,189	438,089
Total volumes
Crude oil and condensate (bbls)	624,682	612,298
Gas (mcf)	1,661,887	1,606,984
LPG (tons)	4,724	4,696
Barrels of oil equivalent (boe)	957,103	935,236

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$41.99	$40.15
Gas (per mcf)	1.38	1.58
LPG (per ton)	469.80	393.67
Equity interests
Oil (per bbl)	$42.03	$39.13
Gas (per mcf)	1.42	1.86
LPG (per ton)	439.17	396.01
Total
Oil (per bbl)	$42.01	$39.61
Gas (per mcf)	1.39	1.67
LPG (per ton)	454.37	394.84

Average Production Costs (2):

Oil, gas, and LPG operating expense per boe	$5.93	$4.05

Oil, gas, and LPG depreciation expense per boe	$5.59	$4.13

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

Index

Product Volumes

During the three months ended March 31, 2008, oil sales volumes, net to our consolidated and equity interests, totaled 624.7 thousand barrels (“mbbls”), an increase of 12.4 mbbls, or two percent compared with 612.3 mbbls sold during the comparable period in 2007. The increase is due to greater sales volumes from the Tierra del Fuego and Acambuco concessions, and sales volumes contributed by the Bajada del Palo and Agua Amarga areas, which together more than offset marginally lower oil sales volumes from Entre Lomas.

Natural gas sales volumes, net to our consolidated and equity interests, totaled 1.662 billion cubic feet (“bcf”) during the quarter, an increase of 55 million cubic feet, or three percent compared with 1.607 bcf sold during the first quarter of 2007. The increase relates to higher production volumes from the Macueta field in Acambuco and greater Tierra del Fuego gas volumes.

Liquefied petroleum gas (“LPG”) sales volumes, net to our consolidated and equity interest, totaled 4.7 thousand tons, approximating the volume sold during the comparable period in 2007.

Average Sales Prices

Although the price of West Texas Intermediate (“WTI”), the crude oil type that serves as the reference price for crude oil sales contracts in Argentina, has averaged approximately $100 per barrel during the first quarter of 2008, our per barrel crude oil sales price, including our equity interest, averaged $42.01, as a result of the impact of Resolution 394/2007 issued by the Argentine government in late 2007.  For the first three months of 2007, our crude oil sales price, including our equity interest, averaged $39.61.

Our average natural gas sales price, including our equity interest, was $1.39 per mcf for the first three months of 2008, compared to $1.67 for the same period in 2007.  The decrease is a result of being required to deliver more of our natural gas volumes to lower priced residential markets during the current quarter.

Our average LPG sales price, including our equity interest, was $454.37 per ton for the first three months of 2008, compared to $394.84 for the same period in 2007.

Comparative results of operations for the three months ended March 31, 2008 vs. March 31, 2007

As previously mentioned, the Company generated net income of $6.4 million during the three months ended March 31, 2008, representing a decrease of $1.3 million compared to $7.7 million for the comparable period in 2007. Net income was lower than the comparable period in 2007 primarily due to lower equity income from Argentine investments and higher operating and depreciation costs which more than offset the increase in operating revenues.

Equity income from Argentine investments decreased by $1.6 million during the current quarter compared with the same quarter in 2007. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera. The decrease in Petrolera’s net income is a result of higher costs and expenses attributable to operations in Entre Lomas. Additionally, Petrolera had exploration expenses in 2008 for two areas acquired after the first-quarter 2007, Agua Amarga and Bajada del Palo, and interest expense on borrowings from its line of credit established in the second half of 2007.

Operating revenues increased by $1 million primarily due to higher average oil and LPG sales prices combined with greater oil and natural gas sales volumes.

Operating expense increased by $1.1 million during the current quarter compared with the same quarter in 2007, primarily due to increased workover activity in Entre Lomas and the impact of continued increases in oil-field service costs and field office salaries and wages. A portion of the increase, or $200 thousand, is related to operations in Bajada del Palo and Agua Amarga, two areas acquired after the first quarter of 2007.

Index

Selling and administrative expense increased by $381 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities, increased staffing in our Buenos Aires office, and increased salaries and wages in response to trending-higher compensation levels in the industry, and greater administrative expenses charged by our joint venture operators.

Depreciation, depletion and amortization expense increased by $885 thousand compared to the first quarter of 2007 due to the impact of rising drilling costs, combined with increased production volumes, and the effect of calculating depreciation for new wells using proved producing reserve volumes that with each year that passes as the year 2016 approaches, have one less year in their remaining concession life. If the concession extensions are obtained, expected future production from existing producing wells projected beyond the current expiration date, that is currently classified as non-proved reserves, will be added to proved producing reserves resulting in a favorable future impact on our depreciation expense.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. However, as a result of a governmental resolution issued in the fourth quarter of 2007, fluctuations in WTI above $61 per barrel do not have an impact on our financial results at this time. As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil and Natural Gas Marketing,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Argentine government issued Resolution 394/2007 in November 2007, which has apparently set a ceiling price of approximately $42 per barrel for oil sold in Argentina when WTI is greater than $61. Thus, any change in the price of WTI when WTI is greater than $61 would not have any effect on our operating revenues, equity income, or net income. However, a fluctuation in the price of WTI from $60 to $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $577 thousand, $371 thousand and $709 thousand, respectively. If WTI were to fall below $45 per barrel, the oil export tax rates would be re-determined by the government and prices to be realized for oil sold in Argentina would be re-negotiated between the producers and refiners.

The Company does not currently employ derivatives to hedge price volatility.

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

Reference is made to the section “Argentine Economic and Political Environment” on page 32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Over the last five years Argentina has been recovering from its economic crisis growing at an annual rate of nine percent. Argentine economists expect economic growth of seven percent for 2008. The resurgence of economic growth is a positive indicator for the future. At March 31, 2008, the peso to US dollar exchange rate was 3.17:1.

Although Argentina’s economy has improved considerably over the last five years, the country still finds itself in a delicate economic situation with high levels of external indebtedness and increasing inflation. Over the last five years, the government has implemented various price control mechanisms in order to control inflation across many sectors of the economy. In order to shield the Argentine consumer from inflation, the government has implemented price controls over oil, diesel, gasoline, and natural gas and imposed export taxes that result in lower energy prices in the country. These price controls together with higher taxes have impacted the balance of supply and demand for hydrocarbons leading to energy shortages which exist today in Argentina, and have created less favorable conditions for energy companies doing business in the country.

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

First Quarter 2008 Changes in Internal Controls over Financial Reporting

There have been no changes during the first-quarter 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is provided in Note 6 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed.

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

May 9, 2008

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