Form 10-Q
period 2008-06-30
APCO ARGENTINA INC/NEW
filed 2008-08-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission file number 0-8933

APCO ARGENTINA INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS
(State or other jurisdiction of	EIN 98-0199453
incorporation or organization)	(IRS employer identification no.)

ONE WILLIAMS CENTER, 35th FLOOR
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
                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2008
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

APCO ARGENTINA INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	23

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

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” “will,” or similar expressions.  These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;
•	expansion and growth of our business and operations;
•	business strategy;
•	estimates of proved gas and oil reserves;
•	amounts of future oil, natural gas, and liquefied petroleum gas (“LPG”) production;

•	reserve potential;
•	development drilling potential;
•	cash flow from operations; and
•	oil and gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this document.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the uncertainties inherent in assessing and estimating reserves, future reserves, future production volumes, market demand, and volatility of prices;
•	inflation, interest rates, fluctuation in foreign currency exchange rates, and general economic conditions;
•	the impact of operational and development hazards;
•	costs of, changes in, or the results of laws, government regulations, environmental liabilities, and litigation;
•	political conditions in Argentina and other parts of the world;
•	the failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms, if at all; and
•	risks associated with weather conditions, earthquakes, and acts of terrorism.

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

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$24,609	$45,975
Short-term investments	17,130	1,097
Accounts receivable	9,191	9,611
Advances to joint venture partners	309	-
Inventory	3,594	2,034
Other current assets	4,082	5,969
Total Current Assets	58,915	64,686

Property and Equipment:
Cost, successful efforts method of accounting	141,906	128,200
Accumulated depreciation, depletion and amortization	(71,928)	(65,883)
	69,978	62,317

Argentine investments, equity method	67,817	62,338
Deferred Argentine income tax asset	652	615
Other assets	5	170

	$197,367	$190,126
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,569	$6,659
Advances from joint venture partners	101	3,258
Affiliate payables	1,360	454
Accrued liabilities	2,447	2,550
Argentine income taxes payable	294	984
Dividends payable	-	2,576
Total Current Liabilities	12,771	16,481

Long-term liabilities	2,160	2,287
Minority Interest in Subsidiaries	178	166

Shareholders' Equity:
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 29,441,240
shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,201)	(1,201)
Retained earnings	174,059	162,993
Total Shareholders' Equity	182,258	171,192

	$197,367	$190,126

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Oil revenues	$14,509	$12,058	$26,952	$23,598
Natural Gas revenues	1,583	1,774	3,258	3,501
LPG revenues	1,073	937	2,175	1,864
TOTAL OPERATING REVENUES	17,165	14,768	32,385	28,962

COSTS AND EXPENSES:
Operating expense	4,161	2,371	7,281	4,383
Provincial production taxes	1,800	1,666	3,655	3,216
Transportation and storage	274	261	573	524
Selling and administrative	1,501	1,221	3,271	2,631
Depreciation, depletion and amortization	3,072	2,414	6,022	4,479
Exploration expense	1,781	74	1,911	1,087
Argentine taxes other than income	646	1,143	1,453	2,253
Foreign exchange losses	112	25	76	(1)
Other expense	305	246	532	745
	13,652	9,421	24,774	19,317
TOTAL OPERATING INCOME	3,513	5,347	7,611	9,645
INVESTMENT INCOME
Interest and other income	545	809	1,349	1,453
Equity income from Argentine investments	4,411	4,603	7,640	9,395
	4,956	5,412	8,989	10,848
Minority interest expense	9	10	16	20
Income before Argentine income taxes	8,460	10,749	16,584	20,473
Argentine income taxes	1,268	2,426	2,943	4,456

NET INCOME	$7,192	$8,323	$13,641	$16,017

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE – BASIC AND DILUTED	$0.24	$0.28	$0.46	$0.54

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended
	June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$13,641	$16,017
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(7,640)	(9,395)
Dividends from Argentine investments	2,161	6,120
Deferred income tax benefit	(11)	(12)
Depreciation, depletion and amortization	6,022	4,479
Changes in accounts receivable	420	68
Changes in inventory	(1,561)	(469)
Changes in other current assets	1,886	(695)
Changes in accounts payable	1,911	1,193
Changes in advances from joint venture partners - net	(3,466)	-
Changes in affiliate payables	906	220
Changes in accrued liabilities	(101)	(831)
Changes in Argentine income taxes payable	(690)	(1,935)
Minority interest in consolidated subsidiaries	16	20
Changes in other assets, other liabilities and other	33	245
Net cash provided by operating activities	13,527	15,025
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(13,704)	(8,374)
Short term investments:
Purchase of short term investments	(17,130)	(6,683)
Proceeds from short term investments	1,097	-
Net cash used in investing activities	(29,737)	(15,057)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(4)	(9)
Dividends paid ($0.0875 per share in 2008 and 2007)	(5,152)	(5,152)
Net cash used in financing activities	(5,156)	(5,161)

(Decrease) in cash and cash equivalents	(21,366)	(5,193)

Cash and cash equivalents at beginning of period	45,975	49,662

Cash and cash equivalents at end of period	$24,609	$44,469

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands company) and its subsidiaries, Apco Properties Ltd. (a Cayman Islands company), Apco Austral S.A. (an Argentine corporation), and Apco Argentina S.A. (an Argentine corporation), which as a group are at times referred to in the first person as “we,” “us” or “our.” We also sometimes refer to Apco as the “Company.” As of June 30, 2008, the Company was engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina.

Our principal businesses are a 23 percent participation in the Entre Lomas concession (Entre Lomas, an unincorporated joint venture), which is accounted for using the proportional consolidation method, and a 40.724 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 3). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. In 2007, the Company and its Entre Lomas partners expanded operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén. The Company’s direct participation and equity interests in Agua Amarga and Bajada del Palo are the same as its interests previously described for Entre Lomas.

The Company also owns a 1.5 percent interest in a joint venture engaged in exploration and production (“E&P”) activities in the Acambuco concession located in the province of Salta in northwest Argentina, an 81.82 percent interest in a joint venture engaged in E&P activities in the Cañadón Ramirez concession located in the province of Chubut in southern Argentina, a 25.72 percent interest in a joint venture engaged in E&P activities in the CA-12 “Río Cullen,” CA-13 “Las Violetas,” and CA-14 “Angostura” concessions (the “TDF  concessions”) located on the island of Tierra del Fuego, and a 50 percent interest in the Yacimiento Norte 1/B Block, an exploration permit referred to as “Capricorn,” also located in the province of Salta.

In July 2008, a subsidiary of the Company, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

The unaudited, consolidated financial statements of Apco Argentina Inc., included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

All intercompany balances and transactions between Apco Argentina Inc. and its subsidiaries have been eliminated in consolidation.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six-month periods ended June 30, 2008 and 2007.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

Revenues for the second quarter of 2008 included a benefit of $1.2 million from the accrual of a retroactive oil price adjustment ($410,000 of which relates to the year ended December 31, 2007 and $759,000 of which relates to the quarter ended March 31, 2008) for the Company’s Medanito crude oil production from the Neuquén basin. During the quarter, we reached an agreement with the purchaser of our Medanito crude oil to retroactively adjust our oil sales prices from $42 per barrel to a maximum of $45 per barrel for the period of mid-November 2007 to March 31, 2008.

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

(2)	Income and Argentine Taxes

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s earnings are currently not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.  Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

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

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2008 and June 30, 2007, the Company had no unrecognized tax benefits.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2003 through 2007 remain open to examination.

(3)	Investment in Petrolera Entre Lomas S.A.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at June 30, 2008 and December 31, 2007 is as follows.  Amounts are stated in thousands:

	June 30, 2008	December 31, 2007
Current assets	$67,559	$47,547
Non current assets	$176,832	$163,006
Current liabilities	$27,921	$18,590
Non current liabilities	$53,538	$40,326

Petrolera’s results of operations for the three and six months ended June 30, 2008 and 2007 are as follows.  Amounts are stated in thousands:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$47,325	$36,748	$85,170	$72,488
Expenses other than income taxes	$30,861	$18,714	$54,832	$35,661
Net income	$10,811	$11,282	$18,726	$23,026

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)	Contingencies

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

(5)	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company did not have any assets or liabilities that require measurement at fair value on a recurring basis.

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Beginning January 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). SFAS 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS 141(R) also requires expensing of restructuring and acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008. Also, beginning January 1, 2009, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of goodwill. We will assess the impact, if any, on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for noncontrolling ownership interests in subsidiaries (previously referred to as minority interests). Noncontrolling ownership interests in consolidated subsidiaries will be presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income will now include earnings attributable to both the parent and the noncontrolling interests. Earnings per share will continue to be based on earnings attributable to only the parent company and does not change upon adoption of SFAS 160. SFAS 160 provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 also requires additional disclosure of information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within stockholders’ equity and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income requires retrospective application to all periods presented. We will assess the impact, if any, on our Consolidated Financial Statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors that have affected our results of operations for the three-month and six-month periods ended June 30, 2008, compared to the three-month and six-month periods ended June 30, 2007, and our financial condition since December 31, 2007. These financial statements should be read in conjunction with the financial statements, the summary of significant accounting policies and notes included in our most recent Annual Report on Form 10-K.

Second Quarter 2008 vs. Second Quarter 2007

Our second quarter 2008 net income was $7.2 million compared to $8.3 million in the prior year period. Net income was lower than the comparable period in 2007 primarily due to an increase of $1.7 million in exploration expense in the current period compared to the prior year period. Additionally, the benefits of increased oil and liquefied petroleum gas (“LPG”) production volumes and higher average oil sales prices, net of a retroactive adjustment described in the next paragraph, were more than offset by increased costs and expenses.

Net income for the quarter benefited from the Company’s agreement with the purchaser of its Medanito crude oil production which allows for a maximum of $45 per barrel to be realized retroactively to when export taxes were adjusted in late 2007, resulting in a benefit of $1.2 million related to prior periods recorded as oil revenues during the quarter.

Six Months 2008 vs. Six Months 2007

Net income for the first six months of 2008 was $13.6 million compared to $16 million in the prior year period. Net income decreased year-over-year as increased costs and expenses and lower equity income from Argentine investments more than offset increases in both production and prices for oil and LPG. Our net cash provided by operating activities totaled $13.5 million, representing a decrease of $1.5 million compared to the same period in 2007.

See additional discussion in Results of Operations.

GENERAL OVERVIEW

Entre Lomas

During the second quarter, the Company and its Entre Lomas partners continued executing its drilling campaign budgeted for the year. Three wells spudded during the first quarter were completed and put into production, six wells were drilled, completed and put into production, and four wells that commenced drilling during the quarter were put into production during the month of July. For the six month period, we completed and put into production four wells that commenced drilling in 2007 and drilled 20 of the 35 wells programmed for the year. Sixteen of the 20 wells were put into production, and, as described above, four of the 20 were put into production in July. To date, our drilling program in Entre Lomas has achieved a 100 percent success rate.

One of the wells put into production in 2008 which commenced drilling in 2007 is a successful Tordillo formation exploration well. This well represents the seventh consecutive successful exploration well drilled on structures of limited size that are being drilled in the southeast sector of the concession utilizing a geologic model that to date has proven to be an excellent predictor of trapped hydrocarbons. For background information, please refer to the section “Exploration” on pages 3 and 4 of the Company’s 2007 Annual Report on Form 10-K.

During the six months ended June 30, 2008, gross production from the Entre Lomas concession averaged 12,262 barrels of oil per day compared with 11,677 barrels of oil per day during the same period in 2007.

Index

Agua Amarga

During the second quarter of 2008, we completed the processing and interpretation of 214 square kilometers of 3D seismic acquired during the fourth quarter of 2007. This seismic interpretation confirmed the existence of a trend of fault structures in this sector of the Agua Amarga permit similar to structures that have been successfully drilled in the southeast corner of the Entre Lomas concession and the structure on which the ChdP.x-1001 discovery well was completed in early 2008. A second exploration well spudded in April 2008, the Charco del Palenque x-1002 (“ChdP.x-1002”), targeted a similar fault structure three kilometers southeast of the ChdP.x-1001 well. The ChdP.x-1002 well reached a total depth of 10,335 feet and discovered oil in the Tordillo formation. During completion, the well tested 154 barrels of oil per day.

The Charco del Palenque .e-1003 (“ChdP.e-1003”) well was drilled to confirm that the reservoir discovered by the ChdP.x-1001 has an aerial extension of sufficient size to be developed.  This well reached a total depth of 9,698 feet and discovered oil in the Tordillo formation. The well was perforated in more than one interval in the Tordillo formation, with a combined test production of approximately 300 barrels of oil per day.

Current daily gross oil production from the Agua Amarga permit is approximately 170 barrels. During the early life of the exploration permit, production is limited by facility constraints. Three additional wells are expected to be drilled in this area before the end of 2008.

Bajada del Palo

During the second quarter, the Company and its partners continued the well reactivation program which started in March of 2008.  By the end of the second quarter, three workovers had been completed and put into production. A fourth workover was completed and put into production in July, and the partners plan to perform four additional workovers before the end of the year. The first three workovers yielded production volumes that were greater than expected. When the concession was acquired in late 2007, daily gross oil production from the area was averaging 200 barrels. By July of 2008, daily gross oil production had increased to more than 600 barrels. The results of this reactivation campaign will provide valuable insight into the development potential that is believed to exist in the Borde Montuoso field.

Additional activity during the quarter included the acquisition of approximately 200 square kilometers of 3D seismic images over the northeast sector of the concession immediately to the west of the Borde Mocho field situated in the southeast region of the Entre Lomas concession. Based on our interpretation of existing 2D seismic information, we anticipate that new 3D seismic images will reveal prospective exploration drilling locations on structural closures that may be analogous to Borde Mocho and to other structures that have recently been successfully drilled in Entre Lomas.

In June 2008, the Company and its partners initiated the 2008 development drilling campaign in the Borde Montuoso field.  During the balance of 2008, we plan to drill five development wells and three exploration wells on the concession.

Due to the greater depths of the wells planned to be drilled in Agua Amarga and Bajada del Palo, a third drilling rig capable of drilling to these depths has been contracted for the remainder of 2008.

Tierra del Fuego

During the second quarter, we continued the development and exploration drilling campaign which commenced in the second half of 2007. The quarter’s activity consisted of the drilling of three oil wells and two gas wells, including the first exploration well drilled on the Angostura concession since the Tierra del Fuego concessions were acquired in 2005. Of the five wells drilled during the quarter, one well has been put on production, three wells will be completed and tested in the third quarter, and one well is being evaluated. During the first six months of the year, the Company participated in the drilling of nine wells, and a tenth well was spud in July.

Index

Additional activity in the quarter included ongoing investments to increase treating, compression and transportation capacity. When this work is completed during the third quarter, our production facilities will be connected directly to the San Martín pipeline and will give our joint venture a physical outlet for transportation of gas from the island of Tierra del Fuego to continental Argentina, where higher prices may be realized.

Upon completion of the facilities expansion, total gross production from the Tierra del Fuego concessions should increase from the current rate of approximately 20 million cubic feet per day to 35 million cubic feet per day. Although the new pipeline will provide the Company and its partners total gas deliverability capacity up to 60 million cubic feet per day, additional flow lines and compression will be required for future production increases. Investments for additional flow lines are planned over the balance of 2008 and early 2009 to enable us to increase gross daily gas production to approximately 42 million cubic feet per day by the middle of 2009 with a corresponding increase in condensate volumes.

The government of Argentina is currently spear heading plans to construct a second gas pipeline crossing of the Straight of Magellan that separates the island of Tierra del Fuego from continental Argentina. This planned pipeline should provide more physical capacity to transport natural gas from the island, where non producing gas reserves are plentiful, to the Argentine continent, where there is a shortage of natural gas. The pipeline is expected to be placed in service in 2010, and should provide the Company with greater access to markets on the continent and to higher priced industrial markets.

Cañadón Ramirez

The exploration drilling program pursuant to the farm-out agreement with CanAmericas Energy (“CanAmericas”) commenced in April 2008. During the quarter, three wells were drilled, logged and cased, but completion operations were postponed due to weather conditions, and a rig is scheduled to return to test and, if required, complete the wells in the third quarter of 2008.

Unless the cost of the committed work program exceeds $4.5 million, we will bear no portion of the cost of this program. However, our interest over the area of mutual interest will diminish from 81.82 percent to 41.73 percent. The Company is the operator of the Cañadón Ramirez concession.

Capricorn

In the second quarter, the Company tested the Lomas de Guayacán x-1 (“LdG.x-1”) well on the Martínez del Tineo Oeste prospect in the Capricorn permit. The well tested non-commercial amounts of hydrocarbons and was plugged and abandoned. We expect to relinquish the remaining area of the exploration permit in the near future.

Concession Contracts in Argentina

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, our right to conduct exploration and production activities in Argentina is generally derived from participation in concessions granted by the government which have a finite term. The term of a concession is generally 25 years, and can be extended for 10 years with the consent of the Argentine government. Substantially all of our concessions have terms ending in 2016. In the second quarter of 2008, the province of Neuquén, in which approximately 50 percent of the Entre Lomas concession is located, and in which the Bajada del Palo concession is located, published minimum requirements and an estimated timetable for concession holders to negotiate their respective concession extensions.

The basic requirements as published by the province are that concession holders negotiate, among other things, a cash bonus payment and increased provincial production taxes. Concession holders must also propose a future investment program. The province intends for the negotiations to be completed by the end of 2008, with executive and legislative approval expected in early 2009.

Petrolera Entre Lomas S.A., “Petrolera,” on behalf of the Entre Lomas and Bajada del Palo joint venture partners, has initiated the formal negotiation process with the province of Neuquén.  For the Entre Lomas concession, which is located in both the provinces of Neuquén and Río Negro, we expect similar negotiations to take place with the province of Río Negro in the foreseeable future.

Index

The Tierra del Fuego partners have begun discussions with the province of Tierra del Fuego regarding the extension of our three concessions, but the province has not yet formally initiated a process similar to that announced by the province of Neuquén.

Business Development

Although Argentina is where all of our assets are currently located, future growth plans include diversification into other countries, and as such, we are evaluating exploration and production opportunities in other countries in South America. We have increased the number of employees dedicated to our strategy to build core areas outside of Argentina, either through drilling farm-in opportunities or acquisitions, which will provide the Company with opportunity for production and reserve growth on favorable economic terms. Consistent with this strategy, in July 2008, a subsidiary of the Company, Apco Properties Ltd., a Cayman Island company, opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

Index

FINANCIAL CONDITION

We have historically funded capital programs and past property acquisitions with our internally generated cash flow. We have not relied on other sources of capital, such as debt or equity, due to the turmoil that has periodically affected Argentina’s economy making financing difficult to obtain at reasonable terms, and also because the Entre Lomas concession, our primary source of liquidity, has had the ability to fund the Company’s development and exploration expenditures. Given the Company’s financial health, should the need arise, market financing terms may be available to us if it is judged that financial leverage would improve our capital efficiency.

Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and our equity interest in Petrolera generate most of our cash flow.

As of June 30, 2008, we had cash and cash equivalents of $24.6 million, compared to a balance of $46.0 million at December 31, 2007. At the end of June, we also had $17.1 million classified as short-term investments. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Six months ended June 30,
	2008	2007
	(Thousands)
Net cash provided (used) by:
Operating activities	$13,527	$15,025
Investing activities	(29,737)	(15,057)
Financing activities	(5,156)	(5,161)
(Decrease) in cash and cash equivalents	$(21,366)	$(5,193)

Operating Activities

Our net cash provided by operating activities totaled $13.5 million for the six months ended June 30, 2008, a decrease of $1.5 million compared to the same period in 2007. The decrease in net cash provided by operating activities is largely due to a decrease in dividends received from Petrolera, our equity investee. Dividends from Petrolera are expected to significantly increase in the second half of 2008.

Investing Activities

During the first six months of 2008, capital expenditures totaled $13.7 million, most of which was invested in exploration and development drilling. In the first six months of 2007, capital expenditures totaled $8.4 million.

We typically have a net change in cash and cash equivalents due to the purchase and receipt of proceeds from short-term investments depending on working capital needs. During the current quarter, we invested in deposits that had a longer term to maturity than in 2007, and thus our cash and cash equivalents decreased by $16 million during the period. At June 30, 2008, we held $17.1 million of short-term investments.

Financing Activities

During the first six months of 2008 and 2007, $5.2 million was paid to the Company’s shareholders in the form of dividends.

Index

RESULTS OF OPERATIONS

The following table reflects our sales volumes, average sales prices, and our average production costs per unit for the periods presented:

Volume, Price and Cost Statistics	Periods Ending June 30
	Three Months		Six Months

	2008	2007	2008	2007

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	291,198	282,067	587,562	569,513
Gas (mcf)	1,177,607	1,168,045	2,389,785	2,260,504
LPG (tons)	2,365	2,042	4,710	4,396
Barrels of oil equivalent (boe)	515,224	500,709	1,041,137	997,854
Equity interests (4)
Crude oil and condensate (bbls)	351,533	317,325	679,851	642,176
Gas (mcf)	450,786	499,309	900,494	1,013,835
LPG (tons)	2,319	2,078	4,698	4,420
Barrels of oil equivalent (boe)	453,877	424,932	885,066	863,017
Total volumes
Crude oil and condensate (bbls)	642,731	599,392	1,267,413	1,211,689
Gas (mcf)	1,628,393	1,667,354	3,290,280	3,274,339
LPG (tons)	4,684	4,121	9,409	8,816
Barrels of oil equivalent (boe)	969,101	925,641	1,926,203	1,860,871

Average Sales Prices (2):
Consolidated interests
Oil (per bbl)	$45.81	$42.75	$45.17	$41.43
Gas (per mcf)	1.34	1.52	1.36	1.55
LPG (per ton)	453.63	458.93	461.74	423.99
Equity interests (4)
Oil (per bbl)	$46.35	$41.28	$45.59	$40.19
Gas (per mcf)	0.92	1.85	1.17	1.86
LPG (per ton)	407.17	458.70	423.37	425.49
Total
Oil (per bbl)	$45.97	$41.97	$45.40	$40.78
Gas (per mcf)	1.23	1.62	1.31	1.64
LPG (per ton)	430.60	458.81	442.54	424.74

Average Production Costs (3):
Oil, gas, and LPG operating expense per boe	$8.08	$4.74	$6.99	$4.99

Oil, gas, and LPG depreciation expense per boe	$5.96	$4.82	$5.78	$4.47

(1) Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average sales prices reflect actual prices received. They do not include the effect of revenues recognized for prior periods.
(3) Average production costs including oil inventory fluctuation expense and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

(4) The equity interest presented above reflects our 40.724% equity interest in Petrolera’s sales volumes and average sales prices for the periods presented. The revenues resulting from the equity interest sales volumes and prices are not consolidated within the Company’s revenues. See the interim financial statements and Note 1 and Note 3 of Notes to Consolidated Financial Statements for additional explanation of our equity investment in Petrolera.

Index

Product Volumes

During the three months ended June 30, 2008, oil sales volumes, net to our consolidated and equity interests, increased by seven percent compared with the prior year period. The increase is due to greater sales volumes from the Entre Lomas and Acambuco concessions, and sales volumes contributed by the Bajada del Palo and Agua Amarga areas. Sales volumes from Tierra del Fuego were comparatively low as approximately 15,000 barrels of oil produced in the quarter were not sold until July 2008. These same factors resulted in a five percent increase in oil sales volumes net to our consolidated and equity interests for the first six months of 2008 compared to the same period in 2007.

Natural gas sales volumes, net to our consolidated and equity interests, decreased by two percent compared with the second quarter of 2007. Increased volumes from Acambuco were more than offset by decreased volumes in Entre Lomas and Tierra del Fuego. We expect gas volumes to increase in the second half of 2008 upon completion of production facility enhancements in Tierra del Fuego scheduled to be completed in the third quarter.  For the first six months of 2008, natural gas sales volumes net to our consolidated and equity interests were flat compared to 2007.

LPG sales volumes, net to our consolidated and equity interests, increased by 14 percent compared to the second quarter of 2007. For the first six months of 2008, LPG sales volumes net to our consolidated and equity interests increased by seven percent compared to 2007.

Average Sales Prices

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Argentine government issued Resolution 394/2007 in November 2007 in response to the increase in world oil prices as the price of West Texas Intermediate (“WTI”) crude oil approached $100 per barrel in the fourth quarter of 2007. The resolution effectively raised the oil export tax to a rate that establishes a ceiling of $42 per barrel for export net backs when the WTI price is greater than $61 per barrel. This net back ceiling for exports reduced the net back on the sale of the Company’s crude oil in Argentina.

During the second quarter of 2008, and in line with the evolution of the market price for oil sold in Argentina, we reached an agreement with the purchaser of our Medanito crude oil production from the Neuquén basin, which is a higher quality of crude than the crude that is exported, increasing our sales price to $47 per barrel effective beginning with May 2008 oil sales. An additional agreement was reached to retroactively adjust our oil sales prices from $42 per barrel, the price collected since mid-November 2007 when Resolution 394/2007 was issued to April 30, 2008, to a maximum of $45 per barrel. We are also actively seeking to improve our oil sales prices in our remaining properties in Argentina.

During the second quarter of 2008, our per barrel crude oil sales price, including our equity interest, averaged $45.97, compared to $41.97 realized in the second quarter of 2007.  For the first six months of 2008, our crude oil sales price, including our equity interest, averaged $45.40, compared to $40.78 realized in the comparable period of 2007.

Our average natural gas sales price per thousand cubic feet (“mcf”), including our consolidated and equity interests, was $1.23 for the second quarter of 2008, compared to $1.62 for the same period in 2007. During the quarter, the Argentine government required us to allocate a larger portion of our natural gas volumes for delivery to lower priced residential markets. This same factor resulted in a decrease in our natural gas sales price per mcf for the first six months of 2008 to $1.31, compared to $1.64 for the same period in 2007.

Our average LPG sales price, including our equity interest, was $430.60 per ton for the second quarter of 2008, compared to $458.81 for the same period in 2007.  For the first six months of 2008, our average LPG sales price was $442.54 per ton, compared to $424.74 per ton in 2007.

Index

Increasing Costs

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we have been experiencing a significant increase in the cost of labor and oil-field services accounted for as operating expense. For example, in 2007, the labor union that represents oil field workers was successful in negotiating a 30 percent increase in wages. A similar increase of 15 percent was negotiated in early 2008. This has resulted in increased wage and benefit expenses associated with field personnel from our Neuquén basin and Tierra del Fuego operations. It has also resulted in increased tariffs charged by our oil-field service providers that have also experienced similar increases in the cost of their labor.

Increased activity is also contributing to higher operating expense. We are now incurring operating expenses in our newly acquired Bajada del Palo concession and to a lesser extent in our Agua Amarga exploration permit. During the first six months of 2008, we initiated our field reactivation efforts in the Bajada del Palo concession including well workovers that have resulted in production increases described elsewhere in this report.

In addition to increases in operating expenses, our Argentine general and administrative expense has also been impacted. During the last year, within our industry in Argentina, it has been common to grant salary increases to technical and administrative personnel generally consistent with increases obtained by the oil-field workers’ union. Apco’s actions in accordance with industry trends have contributed to increased general and administrative costs.

Although our average oil sales price net back increased by 11 percent during the first six months of 2008 compared with the same period in 2007, oil price net backs in Argentina deteriorated modestly during the last quarter of 2007. The above described trend of increasing costs that continues through today, coupled with a flattening of oil price net backs since the fourth quarter of 2007, is negatively affecting operating margins.

Comparative results of operations for the three months ended June 30, 2008 vs. June 30, 2007

For the second quarter of 2008, operating revenues increased by $2.4 million due to the previously discussed increases in oil and LPG production and higher average oil sales prices.  Of the increase in operating revenues, $1.2 million relates to the agreement to collect higher oil prices retroactively to late 2007. Operating revenues were negatively affected by oil tanker loading delays in Tierra del Fuego, resulting in approximately $675 thousand of revenue being deferred to the third quarter of 2008.

Operating expense increased by $1.8 million during the current quarter compared with the same quarter in 2007. The most significant portion of the increase, or $900 thousand, is related to operations in Bajada del Palo, that include the expense of four workovers associated with our well reactivation campaign. There were no expenses for this area in the comparable quarter of 2007, as the concession was acquired in the fourth quarter of 2007.

Exploration expense increased by $1.7 million, and included a charge to dry hole expense of $1.2 million related to the unsuccessful LdG.x-1 well drilled on our Capricorn exploration block, and $523 thousand related to our net share of the acquisition of 3D seismic information on the Bajada del Palo concession.

Depreciation, depletion and amortization expense increased by $658 thousand compared to the second quarter of 2007 due to the impact of rising drilling costs, combined with increased production volumes, and the effect of calculating depreciation for new wells using proved producing reserve volumes that with each year that passes as the year 2016 approaches, have one less year in their remaining concession life. If the concession extensions are obtained, expected future production from existing producing wells projected beyond the current expiration date, that is currently not recognized as proved reserves, will be added to proved producing reserves resulting in a favorable future impact on our depreciation expense.

Index

Comparative results of operations for the six months ended June 30, 2008 vs. June 30, 2007

For the first six months of 2008, operating revenues increased by $3.4 million due to the previously discussed increases in both production and average sales prices for oil and LPG. Of the increase in operating revenues, approximately $400 thousand related to the agreement to collect higher oil prices for oil delivered in 2007. Operating revenues were negatively affected by oil tanker loading delays in Tierra del Fuego, resulting in approximately $675 thousand of revenue being deferred to the third quarter of 2008.

Operating expense increased by $2.9 million for the first six months of 2008 compared with the same period in 2007, primarily due to the impact of continued increases in oil-field service costs and field office salaries and wages, and increased workover activity in Entre Lomas. A significant portion of the increase, or $1 million, is related to operations in the Bajada del Palo concession acquired in the fourth quarter of 2007.

Depreciation, depletion and amortization expense increased by $1.5 million compared to the first six months of 2007 due to the same reasons described for the quarterly variance.

Equity income from Argentine investments decreased by $1.8 million during the first six months of 2008 compared with the same period in 2007. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera. The decrease in Petrolera’s net income is a result of higher costs and expenses attributable to operations in Entre Lomas. Additionally, Petrolera incurred operating and exploration expenses in 2008 associated with the Bajada del Palo concession and the Agua Amarga exploration permit, both of which were acquired after the first-quarter 2007, and interest expense on borrowings from its line of credit established in the second half of 2007.

Exploration expense increased by $824 thousand due to the same reasons described for the quarterly variance.

Selling and administrative expense increased by $640 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities, increased staffing in our Buenos Aires office, increased salaries and wages in response to trending-higher compensation levels in the industry, and greater administrative expenses charged by our joint venture operators.

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil and natural gas, and the Company’s financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. However, as a result of a governmental resolution issued in the fourth quarter of 2007, fluctuations in the WTI price above $61 per barrel do not have an impact on our financial results at this time. As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Business Review – Oil and Natural Gas Marketing,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Argentine government issued Resolution 394/2007 in November 2007, which effectively raised the oil export tax to a rate that establishes a ceiling of $42 per barrel for export net backs when the WTI price is greater than $61 per barrel. This net back ceiling for exports reduced the net back on the sale of the Company’s crude oil in Argentina.

Any change in the price of WTI when the WTI price is greater than $61 would currently not have any effect on our operating revenues, equity income, or net income. However, a fluctuation in the price of WTI from $60 to $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $577 thousand, $371 thousand and $709 thousand, respectively. If the WTI price were to fall below $45 per barrel, the oil export tax rates would be re-determined by the government and prices to be realized for oil sold in Argentina would be re-negotiated between the producers and refiners.

The Company does not currently employ derivatives to hedge price volatility.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. Since 2003, the Argentine government has used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3:1.

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

Over the last five years Argentina has been recovering from its economic crisis growing at an annual rate of nine percent. Argentine economists expect economic growth of seven percent for 2008. The resurgence of economic growth is a positive indicator for the future. On June 30, 2008, the peso to US dollar exchange rate was 3.03:1.

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

Second Quarter 2008 Changes in Internal Controls over Financial Reporting

There have been no changes during the second-quarter 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

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

Item 4.        Submission of Matters to a Vote of Security Holders

The annual general meeting of shareholders of the Company was held on July 14, 2008.  At the annual general meeting of shareholders, two individuals were re-elected as directors of the Company and five individuals continue to serve as directors pursuant to their prior elections.  Those directors continuing in office pursuant to their prior elections are Bryan K. Guderian, Robert J. LaFortune, Piero Ruffinengo, Rodney J. Sailor, and John H. Williams.  The selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008 was approved.

A tabulation of the voting at the annual general meeting of shareholders with respect to the matters indicated is as follows:

Election of directors

Name	For	Against	Abstain
Keith E. Bailey	28,764,991	20,112	14,151
Ralph A. Hill	28,754,746	30,725	13,783

Ratification of appointment of independent registered public accounting firm

For	Against	Abstain
28,788,744	6,917	3,593

Item 6.                      Exhibits

The following documents are included as exhibits to this report:

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

August 8, 2008

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