Form 10-Q
period 2008-09-30
APCO ARGENTINA INC/NEW
filed 2008-11-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2008
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

APCO ARGENTINA INC.

INDEX

PART I.        FINANCIAL INFORMATION                                                                                Page No.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	23

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

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled,” “will,” or similar expressions.  These forward-looking statements include, among others, statements regarding:

•	amounts and nature of future capital expenditures;
•	expansion and growth of our business and operations;
•	financial condition and liquidity;
•	business strategy;
•	estimates of proved gas and oil reserves;

•	reserve potential;
•	development drilling potential;
•	cash flow from operations; and
•	oil and gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this document.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the uncertainties inherent in assessing and estimating reserves, future reserves, future production volumes, market demand, and volatility of prices;
•	inflation, interest rates, fluctuation in foreign currency exchange rates, and general economic conditions;
•	the impact of operational and development hazards;
•	costs of, changes in, or the results of laws, government regulations, environmental liabilities, and litigation;
•	political conditions in Argentina and other parts of the world;
•	the failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms, if at all;
•	risks related to strategy and financing, including the availability and cost of credit;
•	risks associated with weather conditions, earthquakes, and acts of terrorism; and
•	additional risks described in our filings with the Securities and Exchange Commission.

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share and Per Share Amounts)	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$39,390	$45,975
Short-term investments	-	1,097
Accounts receivable	8,669	9,611
Advances to joint venture partners	126	-
Inventory	4,088	2,034
Other current assets	3,876	5,969
Total Current Assets	56,149	64,686

Property and Equipment:
Cost, successful efforts method of accounting	149,338	128,200
Accumulated depreciation, depletion and amortization	(75,014)	(65,883)
	74,324	62,317

Argentine investments, equity method	67,336	62,338
Deferred Argentine income tax asset	672	615
Other assets	31	170

	$198,512	$190,126
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,150	$6,659
Advances from joint venture partners	727	3,258
Affiliate payables	1,875	454
Accrued liabilities	1,781	2,550
Argentine income taxes payable	-	984
Dividends payable	2,576	2,576
Total Current Liabilities	13,109	16,481

Long-term liabilities	2,388	2,287
Minority Interest in Subsidiaries	183	166

Shareholders' Equity:
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 29,441,240
shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,201)	(1,201)
Retained earnings	174,633	162,993
Total Shareholders' Equity	182,832	171,192

	$198,512	$190,126

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Oil revenues	$14,539	$13,107	$41,491	$36,704
Natural Gas revenues	1,405	1,619	4,663	5,119
LPG revenues	1,258	972	3,433	2,836
Other	473	186	1,193	510
TOTAL OPERATING REVENUES	17,675	15,884	50,780	45,170

COSTS AND EXPENSES:
Operating expense	4,616	3,266	11,897	7,649
Provincial production taxes	1,821	1,838	5,476	5,054
Transportation and storage	278	260	851	784
Selling and administrative	1,806	1,133	5,077	3,764
Depreciation, depletion and amortization	3,085	2,545	9,107	7,024
Exploration expense	2,158	76	4,069	1,163
Argentine taxes other than income	1,036	1,072	2,489	3,325
Foreign exchange gains	(199)	(6)	(123)	(7)
Other expense / (income)	217	(140)	749	605
	14,818	10,044	39,592	29,361
TOTAL OPERATING INCOME	2,857	5,840	11,188	15,809
INVESTMENT INCOME
Interest	222	209	851	1,338
Equity income from Argentine investments	3,929	4,956	11,569	14,351
	4,151	5,165	12,420	15,689
Minority interest expense	8	10	24	30
Income before Argentine income taxes	7,000	10,995	23,584	31,468
Argentine income taxes	1,273	2,060	4,216	6,516

NET INCOME	$5,727	$8,935	$19,368	$24,952

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE – BASIC AND DILUTED	$0.19	$0.30	$0.66	$0.85

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Nine Months Ended
	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$19,368	$24,952
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(11,569)	(14,351)
Dividends from Argentine investments	6,571	7,752
Deferred income tax benefit	(53)	(19)
Depreciation, depletion and amortization	9,107	7,024
Changes in accounts receivable	942	(917)
Changes in inventory	(2,055)	(1,148)
Changes in other current assets	2,092	(627)
Changes in accounts payable	(509)	2,184
Changes in advances from joint venture partners - net	(2,657)	-
Changes in affiliate payables	1,421	122
Changes in accrued liabilities	(768)	(890)
Changes in Argentine income taxes payable	(984)	(2,277)
Minority interest in consolidated subsidiaries	24	30
Changes in other assets, other liabilities and other	1,181	663
Net cash provided by operating activities	22,111	22,498
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(22,059)	(12,393)
Short term investments:
Purchase of short term investments	(17,130)	(6,683)
Proceeds from short term investments	18,227	6,683
Net cash used in investing activities	(20,962)	(12,393)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(6)	(12)
Dividends paid ($0.2625 per share in 2008 and 2007)	(7,728)	(7,728)
Net cash used in financing activities	(7,734)	(7,740)

Increase / (decrease) in cash and cash equivalents	(6,585)	2,365

Cash and cash equivalents at beginning of period	45,975	49,662

Cash and cash equivalents at end of period	$39,390	$52,027

The accompanying notes are an integral part of these consolidated financial statements.

Index
APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Apco Argentina Inc. (a Cayman Islands company) and its subsidiaries, Apco Properties Ltd. (a Cayman Islands company), Apco Austral S.A. (an Argentine corporation), and Apco Argentina S.A. (an Argentine corporation), which as a group are at times referred to in the first person as “we,” “us,” or “our.” We also sometimes refer to Apco as the “Company.” As of September 30, 2008, the Company was engaged exclusively in joint ventures in oil and gas exploration, development and production in Argentina.

Our principal operations are a 23 percent participation in the Entre Lomas concession (Entre Lomas, an unincorporated joint venture), which is accounted for using the proportional consolidation method, and a 40.724 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 3). Petrolera owns a 73.15 percent interest in the Entre Lomas concession. In 2007, the Company and its Entre Lomas partners expanded operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén. The Company’s direct participation and equity interests in Agua Amarga and Bajada del Palo are the same as its interests previously described for Entre Lomas.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine-month periods ended September 30, 2008 and 2007.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Index
APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession lives using the units of production method based on proved producing reserves. The Company’s proved reserves are limited to the concession life, or generally until 2016, even though a concession’s term may be extended for 10 years with the consent of the Argentine government. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years. The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability equal to the present value of expected future asset retirement obligations in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

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

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities.  The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Argentine income taxes:
Current	$1,316	$2,066	$4,270	$6,535
Deferred	(43)	(6)	(54)	(19)
Income tax expense	$1,273	$2,060	$4,216	$6,516

As of September 30, 2008 and September 30, 2007, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2003 through 2007 remain open to examination.

(3)	Investment in Petrolera Entre Lomas S.A.

The Company uses the equity method to account for its investment in Petrolera Entre Lomas S.A., “Petrolera” a non-public Argentine corporation. Petrolera’s principal business is its operatorship and 73.15 percent interest in the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration permit.  Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment account and is also recorded as equity income (loss) from Argentine investments. Dividends received from Petrolera are recorded as reductions of the Company’s investment.

In 2007, Petrolera arranged for a $50 million bank line of credit at market terms to enable Petrolera to fund its share of the acquisition cost for the Bajada del Palo concession and to provide credit for a portion of Petrolera’s capital expenditures. As of September 30, 2008, Petrolera had borrowed the full $50 million thereby using the entire line of credit with the bank.  The principal of each disbursement made under the line of credit will be repaid in 15 quarterly installments beginning 18 months after the receipt of each disbursement. Principal payments are scheduled to begin in the first quarter of 2009 and will end in the first quarter of 2013.

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at September 30, 2008 and December 31, 2007 is as follows.  Amounts are stated in thousands:

	September 30,	December 31,
	2008	2007

Current assets	$57,840	$47,547
Non current assets	$183,123	$163,006
Current liabilities	$29,664	$18,590
Non current liabilities	$50,032	$40,326

Petrolera’s results of operations for the three and nine months ended September 30, 2008 and 2007 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$45,356	$40,213	$130,526	$112,701
Expenses other than income taxes	$30,034	$20,549	$84,866	$56,210
Net income	$9,628	$12,145	$28,354	$35,171

(4)	Contingencies

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

Index

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors that have affected our results of operations for the three-month and nine-month periods ended September 30, 2008, compared to the three-month and nine-month periods ended September 30, 2007, and our financial condition since December 31, 2007. These financial statements should be read in conjunction with the financial statements, the summary of significant accounting policies and notes included in our most recent Annual Report on Form 10-K.

Third Quarter 2008 vs. Third Quarter 2007

Our third quarter 2008 net income was $5.7 million compared to $8.9 million in the prior year period. The $3.2 million decrease in net income was caused by increased costs and expenses and lower equity income from Argentine investments which combined to more than offset an increase in operating revenues.

Nine Months 2008 vs. Nine Months 2007

Net income for the first nine months of 2008 was $19.4 million compared to $25.0 million in the prior year period. Net income decreased year-over-year as increased costs and expenses and lower equity income from Argentine investments more than offset increases in production of all of our products and higher prices for oil and plant products.

For a detailed discussion of the factors affecting net income for the three and nine-month periods ending September 30, 2008 see “Comparative results of operations for the three months ended September 30, 2008 vs. September 30, 2007” and “Comparative results of operations for the nine months ended September 30, 2008 vs. September 30, 2007” in Results of Operations.

GENERAL OVERVIEW

Entre Lomas

During the third quarter, the Company and its Entre Lomas partners continued executing the drilling campaign budgeted for the year. Four wells spudded during the second quarter were completed and put into production. Twelve wells were drilled during the third quarter, of which nine wells were completed and put into production, and three wells that commenced drilling during the quarter were completed and put into production during the month of October. For the nine month period, we completed and put into production four wells that commenced drilling in 2007 and drilled 29 of 40 wells programmed for the year. Twenty-six of the 29 wells were put into production, and, as described above, three of the 29 were put into production in October. To date, our drilling program in Entre Lomas has achieved a 100 percent success rate.

One of the wells put into production in 2008 which commenced drilling in 2007 is a successful Tordillo formation exploration well. During the third quarter, another successful exploration well was drilled with positive results. These wells represent the seventh and eighth consecutive successful exploration wells drilled on structures of limited size that are being drilled in the southeast sector of the concession utilizing a geologic model that to date has proven to be an excellent predictor of trapped hydrocarbons. For background information, please refer to the section “Exploration” on pages 3 and 4 of the Company’s 2007 Annual Report on Form 10-K.

Agua Amarga

During the third quarter of 2008, exploration drilling continued in the Agua Amarga area.  The third well drilled year-to-date, the Charco del Palenque x-1004 (“ChdP.x-1004”), is located 3.5 kilometers from the ChdP.x-1001 discovery well that was completed in early 2008. The ChdP.x-1004, the third exploration well drilled in Agua Amarga, targeted a similar fault structure to the west of the original discovery well. It reached a total depth of 10,614 feet, and is being completed and tested during October. Electric log interpretations and initial formation test results indicate hydrocarbon productive potential on this previously undrilled structure. A fourth well, the Charco del Palenque e-1005 (“ChdP.e-1005”), commenced drilling before the end of September. It is located about 600 meters northwest of the ChdP.x-1001 discovery well on the same geologic structure.

Index

The well was drilled to a total depth of 9,678 feet and confirms Tordillo formation productive potential of this structure toward the northwest. The well is currently being completed and tested. The Charco del Palenque e-1006 (“ChdP.e-1006”) commenced drilling in late October. After the balance of the capital expenditures planned for 2008 in Agua Amarga are completed in the fourth quarter of 2008, the remaining value of the work commitment to be completed in the area is estimated to be $1.3 million net to our direct interest. The investments which will fulfill the remaining commitment are planned to be completed in 2009 and 2010.

Bajada del Palo

During the third quarter, the Company and its partners continued the well reactivation program which started in March of 2008.  By the end of the third quarter, seven workovers had been completed and put into production. Three more workovers are planned before the end of the year. The workovers have yielded increased production volumes.

Additional activity during the quarter included processing and interpretation of approximately 200 square kilometers of 3D seismic images over the northeast sector of the concession immediately to the west of the Borde Mocho field situated in the southeast region of the Entre Lomas concession. Based on our preliminary interpretation, we anticipate these new 3D seismic images will reveal prospective exploration drilling locations on structural closures that may be analogous to Borde Mocho and to other structures that have recently been successfully drilled in Entre Lomas.

In June 2008, the Company and its partners initiated the 2008 development and exploration drilling campaign in the Bajada del Palo concession. During the third quarter, the first of five development wells planned to be drilled in the Borde Montuoso field was drilled and completed. During testing, the well produced 300 barrels of oil per day and it was put on production in September. A second development well which commenced drilling in September was completed and put on production in October. Volumes from the second well have not yet stabilized, but the well is oil productive. A third development well commenced drilling in October.  It is expected that three 3D seismic based exploration wells will be drilled over the northeast sector of the concession before the end of 2008.

When the concession was acquired in late 2007, gross production from the area was averaging 200 barrels of oil per day. During September 2008, gross production averaged just under 900 barrels of oil per day.

Tierra del Fuego

During the third quarter, we continued the development and exploration drilling campaign which commenced in the second half of 2007. The quarter’s activity consisted of the drilling of three oil wells and one gas well. Of the four wells drilled during the quarter, one oil well was put on production, one gas well is under evaluation, one oil well was not productive, and one oil well will be completed and tested in the fourth quarter. In September, we completed and put on production as an oil well the Angostura Sur x-1001 drilled in the second quarter of 2008. This exploration discovery represents the first well drilled on the Angostura concession since the partners acquired the property in early 2005. During the first nine months of the year, the Company participated in the drilling of 13 wells. A fourteenth well commenced drilling in October.

Also during October, two gas wells drilled in the second quarter of 2008 were completed and tested. One of the wells, the Los Flamencos 1010 that tested 10 million cubic feet per day, extended the Los Flamencos Springhill reservoir to the west of the previously drilled Los Flamencos 1005 that tested 8 million cubic feet per day. Wells from the western sector of the Los Flamencos field are expected to be put on production before mid-2009.

In July of 2008, the Company and its partners acquired 136 square kilometers of 3D seismic information in the Angostura and Las Violetas concessions. Processing and interpretation of the information is currently underway and is expected to be completed in the fourth quarter.

Index

Additional activity in the quarter included ongoing investments to increase treating, compression, and transportation capacity. In September, our production facilities were connected directly to the San Martín pipeline, giving our joint venture a physical outlet for transportation of gas from the island of Tierra del Fuego to continental Argentina, where higher prices may be realized. Deliveries to the continent began in late September and will increase incrementally as compression facilities are completed in stages before the end of the year.

Upon completion of the remaining facilities expansion, total gross production from the Tierra del Fuego concessions should increase from the current rate of approximately 20 million cubic feet per day to a range of between 31 and 34 million cubic feet per day by the end of 2008. Although the new pipeline will provide the Company and its partners total gas deliverability capacity up to 60 million cubic feet per day, additional drilling, treatment facilities, flow lines and compression will be required to obtain these capacity volumes. Investments for additional flow lines are planned over the balance of 2008 and early 2009 to enable us to increase gross daily gas production to approximately 42 million cubic feet per day by the middle of 2009 with a corresponding increase in condensate volumes.

In October of 2008, the operator of the Tierra del Fuego concessions, ROCH S.A., informed the drilling contractor of the joint venture’s decision to release the drilling rig within the 60 day early termination period provided for in the contract. This decision was made because the wells drilled to date enable us to deliver the quantities of gas required by our gas sales contracts. The expected early release timetable could be postponed for an additional 30 days with the consent of the contractor should ongoing interpretation of 3D seismic reveal potential drilling locations in oil-prone areas of the Las Violetas concession.

It is our plan to conduct another drilling campaign in the future in order to drill additional development and exploration wells needed to achieve production volumes equivalent to the full capacity of production facilities expected to be completed by the end of the year.

The government of Argentina is currently leading plans to construct a second gas pipeline crossing the Straight of Magellan that separates the island of Tierra del Fuego from continental Argentina. This planned pipeline should provide more physical capacity to transport natural gas from the island, where non producing gas reserves are plentiful, to the Argentine continent, where there is a shortage of natural gas. The pipeline is expected to be placed in service in 2010, and should provide the Company with greater access to markets on the continent and to higher priced industrial markets.

Acambuco

In October the Acambuco partners performed a drill stem test ("DST") of the Cerro Tuyunti x-2 ("CT x-2") well which had reached a total depth of 19,324 feet and found the objective Huamampampa formation. The well produced water with a small quantity of gas during the DST. The results of this test are considered definitive and the well was declared non productive and will be abandoned. This is the second non productive well to be drilled on this structure. As of September 30, 2008, the cumulative net cost to Apco of the CT x-2 well is $1.2 million which was charged to exploration expense during the third quarter of 2008.

Cañadón Ramirez

During the third quarter, plans to test the three exploration wells that were drilled in the second quarter pursuant to the farm-out agreement with CanAmericas Energy (“CanAmericas”) were delayed due to rig availability. We expect to test and, if merited, complete the wells in the fourth quarter of 2008.

When the current budget for testing and completion of the three wells is taken into consideration, the total cost of this drilling program is expected to equal $5.15 million or $650 thousand more than the CanAmericas commitment. Any excess over the committed amount will be shared by Apco based on its post farm-out participation interest. As a result of the CanAmericas farm-out, our participation over the area of mutual interest will diminish from 81.82 percent to 41.73 percent. The Company is the operator of the Cañadón Ramirez concession.

Index

Concession Contracts in Argentina

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, our right to conduct exploration and production activities in Argentina is generally derived from participation in concessions granted by the government which have a finite term. The term of a concession is generally 25 years, and may be extended for 10 years with the consent of the Argentine government. Substantially all of our concessions have terms ending in 2016. In the second quarter of 2008, the province of Neuquén, in which approximately 50 percent of the surface area of the Entre Lomas concession is located, and in which the Bajada del Palo concession is located, published minimum requirements and an estimated timetable for concession holders to negotiate their respective concession extensions.

The basic requirements as published by the province are that concession holders negotiate, among other things, a cash bonus payment and increased provincial production taxes. Concession holders must also propose a future investment program. The province intends for the negotiations to be completed by the end of 2008, with executive and legislative approval expected in early 2009. In October of 2008, the province of Neuquén announced that terms had been agreed to and approved by the provincial governor and legislature to extend the concessions held by the largest producer in the province. Negotiations are currently underway with the other large Neuquén province producers.

Petrolera Entre Lomas S.A., “Petrolera,” on behalf of the Entre Lomas and Bajada del Palo joint venture partners, has initiated the formal negotiation process with the province of Neuquén. For the Entre Lomas concession, which is located in both the provinces of Neuquén and Río Negro, we expect similar negotiations to take place with the province of Río Negro in 2009. Should we agree to mutually acceptable terms with the Neuquén province, we expect to have the concession extensions for the western portion of the Entre Lomas concession, and the Bajada del Palo concession approved by mid-2009.

The Tierra del Fuego concessions partners have begun discussions with the province of Tierra del Fuego regarding the extension of our three concessions, but the province has not yet formally initiated a process similar to that announced by the province of Neuquén.

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

Consistent with this strategy, in July 2008, a subsidiary of the Company, Apco Properties Ltd., a Cayman Island company, opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country. In December 2008, the government of Colombia will accept bids for the assignment of certain exploration properties in a process known as “ANH Miniround 2008.”  The Company has purchased the technical information related to the areas and has filed required documentation to participate in the bidding process.

FINANCIAL CONDITION

We have historically funded capital programs and past property acquisitions with our internally generated cash flow. We have not relied on other sources of capital, such as debt or equity, due to the turmoil that has periodically affected Argentina’s economy making financing difficult to obtain at reasonable terms and because the Entre Lomas concession, our primary source of liquidity, has had the ability to fund the Company’s development and exploration expenditures. The turmoil affecting world credit markets today is not expected to impact the ability of the Company to fund its planned capital programs. When the current tightening in credit markets eases, the Company may seek financing if it is judged that financial leverage would improve our capital efficiency.

Index

Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and our equity interest in Petrolera generate most of our cash flow. We believe we have the financial resources and liquidity necessary to meet future requirements for working capital, capital investment expenditures, and cash bonus payments that may be negotiated for concession extensions, if any, while maintaining a sufficient level of liquidity to reasonably protect against unforeseen circumstances requiring the use of funds. Assuming that sales prices for our products remain at current levels, we expect to fund planned capital expenditures, dividends, if any, and working capital requirements through cash flow from operations as well as cash and cash equivalents on hand as needed.

Since July of 2008, oil prices have declined from a record above $147 a barrel to as low as $62 per barrel. Given the way prices for our products are calculated in Argentina, Apco has not been affected by this decline in oil prices. As reflected in the “Volume, Price and Cost Statistics” table in “Results of Operations,” our average sales price for crude oil, including our consolidated and equity interests, averaged $46.80 and $45.79 per barrel for the three and nine months ended September 30, 2008, respectively.  However, should world benchmark prices for oil continue to decline to levels that would affect oil price realizations in Argentina, such declines could lower our cash flow from operations and affect our current level of planned investments.

In 2007, Petrolera arranged for a $50 million bank line of credit at market terms to enable Petrolera to fund its share of the acquisition cost for the Bajada del Palo concession and to provide credit for a portion of Petrolera’s capital expenditures. As of September 30, 2008, Petrolera had borrowed the full $50 million thereby using the entire line of credit with the bank.  The principal of each disbursement made under the line of credit will be repaid in 15 quarterly installments beginning 18 months after the receipt of each disbursement. Principal payments are scheduled to begin in the first quarter of 2009 and will end in the first quarter of 2013.

As of September 30, 2008, we had cash and cash equivalents of $39.4 million, compared to a balance of $46.0 million at December 31, 2007. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Nine months ended September 30,
	2008	2007
	(Thousands)
Net cash provided (used) by:
Operating activities	$22,111	$22,498
Investing activities	(20,962)	(12,393)
Financing activities	(7,734)	(7,740)
Increase / (decrease) in cash and cash equivalents	$(6,585)	$2,365

Operating Activities

Our net cash provided by operating activities totaled $22.1 million for the nine months ended September 30, 2008, or was slightly lower compared with the same period in 2007, as lower net income was partially offset by positive variations in working capital and greater non-cash charges for depreciation, depletion and amortization. Additionally, the excess of Equity income over Dividends from Argentine investments for the first nine months of 2008 was lower than the comparable period in 2007, resulting in a $1.6 million positive variation in cash flow on a year-to-year basis.

Investing Activities

During the first nine months of 2008, capital expenditures totaled $22.1 million, most of which was invested in exploration and development drilling. In the first nine months of 2007, capital expenditures totaled $12.4 million. The year-to-year increase in capital expenditures is the primary driver of our year-to-date decrease in cash and cash equivalents and is primarily the result of exploration and development drilling in the Bajada del Palo concession and the Agua Amarga exploration permit.

Financing Activities

During the first nine months of 2008 and 2007, $7.7 million was paid to the Company’s shareholders in the form of dividends.

Index

RESULTS OF OPERATIONS

The following table reflects our sales volumes, average sales prices, and our average production costs per unit for the periods presented:

Volume, Price and Cost Statistics	Periods Ending September 30
	Three Months		Nine Months

	2008	2007	2008	2007

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	315,839	283,235	903,401	852,748
Gas (mcf)	1,201,912	1,202,729	3,591,697	3,463,233
LPG (tons)	2,374	2,302	7,085	6,698
Barrels of oil equivalent (boe)	544,019	510,699	1,585,156	1,508,552
Equity interests (4)
Crude oil and condensate (bbls)	356,412	329,021	1,036,263	971,197
Gas (mcf)	517,648	475,123	1,418,142	1,488,959
LPG (tons)	2,790	2,378	7,488	6,798
Barrels of oil equivalent (boe)	475,424	436,111	1,360,490	1,299,128
Total volumes
Crude oil and condensate (bbls)	672,251	612,256	1,939,664	1,823,945
Gas (mcf)	1,719,560	1,677,853	5,009,839	4,952,192
LPG (tons)	5,164	4,679	14,572	13,496
Barrels of oil equivalent (boe)	1,019,442	946,809	2,945,646	2,807,680

Average Sales Prices (2):
Consolidated interests
Oil (per bbl)	$46.58	$46.28	$45.47	$43.04
Gas (per mcf)	1.17	1.35	1.30	1.48
LPG (per ton)	529.87	422.47	484.57	423.47
Equity interests (4)
Oil (per bbl)	$47.00	$45.09	$46.07	$41.85
Gas (per mcf)	0.68	1.32	0.99	1.69
LPG (per ton)	508.09	408.03	454.93	419.38
Total
Oil (per bbl)	$46.80	$45.64	$45.79	$42.41
Gas (per mcf)	1.02	1.34	1.21	1.54
LPG (per ton)	518.15	415.13	469.33	421.41

Average Production Costs (3):
Oil, gas, and LPG operating expense per boe	$8.49	$6.40	$7.51	$5.65

Oil, gas, and LPG depreciation expense per boe	$5.65	$4.95	$5.72	$4.63

(1) Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average sales prices reflect actual prices received for the periods shown above.
(3) Average production costs including oil inventory fluctuation expense and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

(4) The equity interest presented above reflects our 40.724% equity interest in Petrolera’s sales volumes and average sales prices for the periods presented. The revenues resulting from the equity interest sales volumes and prices are not consolidated within the Company’s revenues. See the interim financial statements and Note 1 and Note 3 of Notes to Consolidated Financial Statements for additional explanation of the equity method of accounting for our investment in Petrolera.

Index

Product Volumes

During the three months ended September 30, 2008, oil sales volumes, net to our consolidated and equity interests, increased by 10 percent compared with the prior year period. The increase is due to greater sales volumes from the Entre Lomas, Tierra del Fuego and Acambuco concessions, and sales volumes contributed by the Bajada del Palo and Agua Amarga areas. These same factors resulted in a six percent increase in oil sales volumes net to our consolidated and equity interests for the first nine months of 2008 compared to the same period in 2007.

Natural gas sales volumes, net to our consolidated and equity interests, increased by two percent compared with the third quarter of 2007. Increased volumes from Entre Lomas and Acambuco were partially offset by decreased volumes in Tierra del Fuego. We expect gas volumes to increase in the remainder of 2008 as completion of production facility enhancements in Tierra del Fuego come on line. For the first nine months of 2008, natural gas sales volumes net to our consolidated and equity interests increased by one percent compared with 2007.

LPG sales volumes, net to our consolidated and equity interests, increased by 10 percent compared to the third quarter of 2007. For the first nine months of 2008, LPG sales volumes net to our consolidated and equity interests increased by eight percent compared to 2007.

Average Sales Prices

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Argentine government issued Resolution 394/2007 in November 2007 in response to the increase in world oil prices as the price of West Texas Intermediate (“WTI”) crude oil approached $100 per barrel in the fourth quarter of 2007. The resolution effectively raised the oil export tax to a rate that established a ceiling of $42 per barrel for export net backs when the WTI price is greater than $61 per barrel. This net back ceiling for exports, combined with gasoline price controls, reduced the net back on the sale of the Company’s crude oil in Argentina.

During the second quarter of 2008, and in line with the evolution of the market price for oil sold in Argentina, we reached an agreement with the purchaser of our Medanito crude oil production from the Neuquén basin, which is a higher quality of crude than the crude that is exported, increasing our sales price to $47 per barrel effective beginning with May 2008 oil sales. An additional agreement was reached to adjust our oil sales prices from $42 per barrel, the price collected since mid-November 2007 when Resolution 394/2007 was issued to April 30, 2008, to a maximum of $45 per barrel. The $47 per barrel oil price has since remained in effect.

During the third quarter of 2008, our per barrel crude oil sales price, including our equity interest, averaged $46.80, compared with $45.64 realized in the third quarter of 2007 which was before the temporary $42 ceiling price was put into effect.  For the first nine months of 2008, our crude oil sales price, including our equity interest, averaged $45.79, compared to $42.41 realized in the comparable period of 2007.

Our average natural gas sales price per thousand cubic feet (“mcf”), including our consolidated and equity interests, was $1.02 for the third quarter of 2008, compared with $1.34 for the same period in 2007. During the quarter, the Argentine government required us to allocate a larger portion of our natural gas volumes for delivery to lower priced residential markets. This same factor resulted in a decrease in our natural gas sales price per mcf for the first nine months of 2008 to $1.21, compared with $1.54 for the same period in 2007.

Our average LPG sales price, including our equity interest, was $518.15 per ton for the third quarter of 2008, compared with $415.13 for the same period in 2007.  For the first nine months of 2008, our average LPG sales price was $469.33 per ton, compared with $421.41 per ton in 2007.

Increasing Costs in Argentina

As mentioned in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we have been experiencing a significant increase in the cost of labor and oil-field services accounted for as operating expense.

Index

For example, in 2007, the oil field workers labor union was successful in negotiating a 30 percent increase in wages. Another increase of 15 percent was negotiated in April 2008 with an additional increase of 15 percent in October. This has resulted in increased wage and benefit expenses associated with field personnel from our Neuquén basin and Tierra del Fuego operations. It has also resulted in increased tariffs charged by our oil-field service providers who have experienced similar increases in the cost of their labor.

Increased activity is also contributing to higher operating expense. We are now incurring operating expenses in our Bajada del Palo concession acquired in the fourth quarter of 2007 and to a lesser extent in our Agua Amarga exploration permit. During the first nine months of 2008, we initiated our field reactivation efforts in the Bajada del Palo concession including well workovers that have resulted in production increases described elsewhere in this report.

In addition to increases in operating expenses, our general and administrative expense has also increased. During the last year, within our industry in Argentina, it has been common to grant salary increases to technical and administrative personnel as a result of increases obtained by the oil-field workers’ union. Apco has also granted salary increases which has contributed to increased general and administrative costs.

Although our average oil sales price net back increased by eight percent during the first nine months of 2008 compared with the same period in 2007, oil price net backs in Argentina declined modestly during the last quarter of 2007. The trend of increasing costs described above that continues through today, coupled with a flattening of oil price net-backs since the fourth quarter of 2007, is negatively affecting operating margins. If the trend of escalating costs in Argentina continues, and oil price net-backs remain at current levels, we will experience further erosion in our operating margins.

Comparative results of operations for the three months ended September 30, 2008 vs. September 30, 2007

For the third quarter of 2008, operating revenues increased by $1.8 million primarily due to increased oil sales volumes and modestly higher average oil and LPG sales prices.

Exploration expense increased by $2.1 million primarily due to dry hole expense for unsuccessful exploration drilling and expenses related to the acquisition of 3D seismic information.

Operating expense increased by $1.4 million during the current quarter compared with the same quarter in 2007. A significant portion of the increase, or $1.0 million, is related to operations in Bajada del Palo, which includes the expense of continued workovers associated with our well reactivation campaign. There were no expenses for this area in the comparable quarter of 2007, as the concession was acquired in the fourth quarter of 2007.  Operating expenses increased in Entre Lomas due to higher costs for electricity, and increased oil-field labor costs as previously described.

Equity income from Argentine investments decreased by $1.0 million compared with the same period in 2007. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera. The comparative decrease in Petrolera’s net income is a result of higher costs and expenses attributable to operations in Entre Lomas. Additionally, Petrolera incurred operating and exploration expenses in 2008 associated with the Bajada del Palo concession and the Agua Amarga exploration permit, both of which were acquired after the first-quarter 2007, and interest expense on borrowings from its line of credit established in the second half of 2007.

Selling and administrative costs increased by $673 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities, increased staffing in our Buenos Aires office, increased salaries and wages in response to trending-higher compensation levels in the industry, and greater administrative expenses charged by our joint venture operators.

Depreciation, depletion and amortization expense increased by $540 thousand compared with the third quarter of 2007. Approximately 50 percent, or $271 thousand, of the increase is attributable to the Bajada del Palo concession for which there was no depreciation expense in the comparable quarter of 2007.  The remaining increase in expense for the quarter is attributable to increased depreciation per unit costs and greater production volumes.

Index

Comparative results of operations for the nine months ended September 30, 2008 vs. September 30, 2007

For the first nine months of 2008, operating revenues increased by $5.6 million due to increased production for all of our products and increased average sales prices for oil and LPG. Of the increase in operating revenues, approximately $400 thousand related to the agreement to collect higher oil prices for our Medanito crude oil delivered in 2007.

Operating expense increased by $4.2 million for the first nine months of 2008 compared with the same period in 2007, primarily due to the impact of continued increases in oil-field service costs and field office salaries and wages. A significant portion of the increase, or $2.0 million, is related to field reactivation activities in the Bajada del Palo concession acquired in the fourth quarter of 2007.

Exploration expense increased by $2.9 million compared with the same period in 2007 due to greater dry hole expense for unsuccessful exploration drilling and greater expenses for the acquisition of 3D seismic information. During 2008, we have been more active in exploration activity including the acquisition of greater amounts of 3D seismic data and the drilling of more exploration wells compared with prior years.

Equity income from Argentine investments decreased by $2.8 million during the first nine months of 2008 compared with the same period in 2007 due to the same reasons described for the quarterly variance.

Depreciation, depletion and amortization expense increased by $2.1 million compared to the first nine months of 2007. A portion of the increase, or $461 thousand, is attributable to the Bajada del Palo concession for which there was no depreciation expense in the prior year period as the concession was acquired in the fourth quarter of 2007. The remainder of the increase is due to increased depreciation per unit costs and increased production volumes.

Our depreciation expense per unit of production continues to increase due to rising drilling costs and the effect of calculating depreciation for new wells using proved producing reserve volumes that with each year that passes as the year 2016 approaches, have one less year in their remaining concession life. If the concession extensions are obtained, expected future production from existing producing wells projected beyond the current expiration date, that is currently not recognized as proved reserves, will be added to proved producing reserves resulting in a favorable future impact on our depreciation expense.

Selling and administrative expense increased by $1.3 million due to the same reasons described for the quarterly variance.

The decrease in our pre-tax operating income resulted in a decrease in Argentine income taxes of $2.3 million for the first nine months of 2008 compared with the same period in 2007.

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

Any change in the price of WTI when the WTI price is greater than $61 would currently not have any effect on our operating revenues, equity income, or net income. However, we estimate that a $1 fluctuation in the price of WTI when the WTI price is below $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $580 thousand, $370 thousand and $710 thousand, respectively. If the WTI price were to fall below $45 per barrel, the oil export tax rates would be re-determined by the government and prices to be realized for oil sold in Argentina would be re-negotiated between the producers and refiners.

The Company does not currently employ derivatives to hedge price volatility.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. Since 2003, the Argentine government has used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3:1.  At October 31, 2008, the peso to US dollar exchange rate was 3.39:1.

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

Although Argentina’s economy has improved considerably over the last five years growing at an annual rate of nine percent, the country still finds itself in a delicate economic situation with high levels of external indebtedness and increasing inflation. The international credit crisis and the steep fall in world prices of commodities have been felt in Argentina as the Buenos Aires stock-exchange index has suffered a large reduction in value in 2008. In August, the country’s credit rating was downgraded by Standard & Poor’s, a ratings agency.

Index

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

Third Quarter 2008 Changes in Internal Controls over Financial Reporting

There have been no changes during the third-quarter 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

The information called for by this item is provided in Note 4 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.                   Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed except as set forth below:

Recent events in the global financial crisis have made equity and debt markets less accessible and created a shortage in the availability of credit, which could limit our ability to grow.

Public equity markets have recently experienced significant declines and global credit markets have experienced a shortage in overall liquidity and a resulting disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us. Continuing or additional disruptions in the global financial marketplace, including the bankruptcy or restructuring of certain financial institutions, could make equity and debt markets inaccessible, and the availability and cost of credit in the future. Although we have historically funded capital programs and past property acquisitions with our internally generated cash flow, these developments could impair our ability to make acquisitions, finance growth projects, or proceed with capital expenditures as planned.

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

November 7, 2008

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