Form 10-K
period 2008-12-31
APCO ARGENTINA INC/NEW
filed 2009-03-16
CIK 311471

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-8933

APCO ARGENTINA INC.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-0199453
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Williams Center, Mail Drop 35
Tulsa, Oklahoma	74172
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (918) 573-2164

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares $.01 Par Value	The NASDAQ Stock Market
                                                                           (The NASDAQ Capital Market)
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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $264,592,810. This value was computed by reference to the closing price of the registrant’s shares on such date. Since the registrant’s shares trade sporadically in The NASDAQ Capital Market, the bid and asked prices and the aggregate market value of shares held by non-affiliates based thereon may not necessarily be representative of the actual market value. Please read Item 5 for more information.

As of March 2, 2009 there were 29,441,240 shares of the registrant’s ordinary shares outstanding.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

APCO ARGENTINA INC.
FORM 10-K

	PART I
		Page No.
Items 1 and 2.	Business and Properties	1

Item 1A.	Forward Looking Statements/Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	10
	Risk Factors	11

Item 1B.	Unresolved Staff Comments	19

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

Item 6.	Selected Financial Data	22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 8.	Financial Statements and Supplementary Data	40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64

Item 9A.	Controls and Procedures	64

Item 9B.	Other Information	64

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	65

Item 11.	Executive Compensation	67

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69

Item 13.	Certain Relationships and Related Transactions, and Director Independence	71

Item 14.	Principal Accounting Fees and Services	73

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	74

i

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

ii

PART I

ITEM I and 2.   BUSINESS AND PROPERTIES

(a) General Development of Business

Apco Argentina Inc. is a Cayman Islands corporation organized on April 6, 1979 as a successor to Apco Argentina Inc., a Delaware corporation organized on July 1, 1970. References in this report to “we,” “us,” “our,” “Apco,” or the “Company” refer to Apco Argentina Inc. and its consolidated subsidiaries and, unless the context indicates otherwise, its proportionately consolidated interests in various joint ventures.

Apco is an international oil and gas exploration and production company. Exploration and production will be referred to as “E&P” in this document. Apco began E&P activities in Argentina in the late 1960s, and as of December 31, 2008, had interests in seven oil and gas producing concessions and one exploration permit in Argentina. We are active in four of the five principal producing basins in the country.

Our business model is to create strategic partnerships to share risk and gain operational efficiencies in the exploration, development and production of oil and natural gas. We have historically acquired non-operating interests in the producing properties in which we participate.  In the recent past, when deemed strategically appropriate, we have occasionally chosen to operate properties that are exploratory in nature.  Although Argentina is where all our operations are located at December 31, 2008, our goal is to expand and diversify our business into other South American countries.

Our core assets are located in the Neuquén basin in the provinces of Río Negro and Neuquén in southwestern Argentina, where Apco has participated in a joint venture in the Entre Lomas concession since the 1960s.  In 2007, the Entre Lomas partners created two new joint venture partnerships and expanded operations into two areas adjacent to Entre Lomas, the Bajada del Palo producing concession and the Agua Amarga exploration permit. The three contiguous blocks have a combined surface acreage totaling approximately 388,000 gross acres (205,000 net acres). Apco holds a 23 percent direct working interest and a 29.79 percent effective equity interest in each area.

During 2008, our net daily production including our direct working interests and equity interests averaged 7,790 Bbls of oil and plant products, and 18,395 Mcf of gas, or 10,856 BOE. Refer to “Unaudited Supplemental Oil and Gas Information” in the Notes to Consolidated Financial Statements for tables that present estimates of the Company’s net proved reserves.

(b) Financial Information About Segments

We treat all operations as one operating segment.

(c) Narrative Description of Business

The Company conducts its E&P operations in its concessions through participation in various joint venture partnerships. The following table details the areas and provinces where we have E&P operations and our respective direct working interests in those areas:

Area	Province	Working Interest
Entre Lomas	Neuquén / Río Negro	23.00%
Bajada del Palo	Neuquén	23.00%
Agua Amarga	Río Negro	23.00%
Acambuco	Salta	1.50%
Río Cullen	Tierra del Fuego	25.78%
Las Violetas	Tierra del Fuego	25.78%
Angostura	Tierra del Fuego	25.78%
Cañadón Ramirez*	Chubut	81.82%

* In an area of mutual interest covering the western half of the Cañadón Ramirez concession, the Company has a direct working interest of 42 percent pursuant to a farm-out agreement executed in 2007.

In addition to our direct working interests in the Entre Lomas, Bajada del Palo, and Agua Amarga areas, Apco Argentina Inc. and its subsidiaries own a 40.803 percent equity interest in Petrolera Entre Lomas S.A. (“Petrolera”) who holds a 73.15 percent direct working interest in the areas. On a total company consolidated basis, Apco Argentina Inc. owns an effective 40.724% of Petrolera. Consequently, the Company’s combined direct working interest and equity interest in the three areas totals 52.79 percent.

The Company relinquished its interest in the Yacimiento Norte 1/B Block, an exploration permit referred to as “Capricorn,” at the end of 2008.

In July 2008, a subsidiary of the Company, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

The following narrative discusses the Company’s operations in each of its areas.  For information regarding Apco’s current developments, see the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) section of this report.

Government Regulations

The Company’s operations in Argentina are subject to various laws, taxes and regulations governing the oil and gas industry. Taxes generally include income taxes, value added taxes, export taxes, and other production taxes such as provincial production taxes and turnover taxes. Labor laws and provincial environmental regulations are also in place.

Our right to conduct E&P activities in Argentina is derived from participation in concessions and exploration permits granted by the Argentine federal government and provincial governments that control sub-surface minerals.  In general, provincial governments have had full jurisdiction over concession contracts since early 2007, when the Argentine federal government transferred to the provincial governments full ownership and administration rights over all hydrocarbon deposits located within the respective territories of the provinces, including all exploration permits and exploitation concessions originally granted by the federal government.

A concession granted by the government gives the concession holders, or the joint venture partners, ownership of hydrocarbons at the moment they are produced through the wellhead. Under this arrangement, the concession holders have the right to freely sell produced hydrocarbons, and have authority over operations including exploration and development plans. The concessions have a term of 25 years which can be extended for 10 years with the consent of the government. Throughout the term of their concessions, the partners are subject to provincial production taxes, turnover taxes, and federal income taxes. These tax rates are fixed by law and are currently 12 percent, two percent, and 35 percent, respectively. Subsequent to the transfer of ownership and administrative rights over hydrocarbon deposits to the provinces, provincial governments have sometimes required higher provincial production tax rates in blocks awarded by the provinces.

NEUQUÉN BASIN PROPERTIES - OVERVIEW

Since 1968, the Company has participated in a joint venture partnership with two Argentine companies, Petrolera Entre Lomas S.A. and Petrobras Energía S.A. (“Petrobras Energía”), formerly Pecom Energía S.A. (“Pecom Energía”). The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Río Negro and Neuquén in southwest Argentina. In 2007, the partners created two new joint ventures consisting of the same partners with the same interests in order to expand operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén.

Although the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration permit are three separate areas governed by separate concession and exploration permit agreements, the areas are operated and managed by Petrolera as an extension of Entre Lomas to achieve efficiencies through economies of scale. Infrastructure in the Entre Lomas concession has sufficient existing capacity to accommodate production volumes from all three areas during the early stages of exploration and development of Bajada del Palo and Agua Amarga. Pipelines can be extended over relatively short distances to connect storage facilities in the new areas to treating, pumping and transportation facilities already in place in the Entre Lomas concession.

The partners' interests in the above mentioned joint ventures as of December 31, 2008 are as follows:

Petrolera Entre Lomas S.A. (Operator)	73.15%
Apco Argentina Inc.	23.00%
Petrobras Energía S.A.	3.85%
100.00%

In addition to its direct participation interest, Apco owns an effective 29.79 percent equity interest in the three areas through its stock ownership in Petrolera, that holds a 73.15 percent direct interest in each of the properties. Our 23 percent direct participation interest combined with our 29.79 percent equity interest gives Apco an effective 52.79 percent interest in all three properties.

Petrolera Entre Lomas S.A.

Petrolera is an Argentine company with administrative offices in Buenos Aires and Neuquén and a field office with technical staff located on the Entre Lomas concession.  Petrolera has been a partner in the Entre Lomas joint venture since its inception. As of December 31, 2008, Petrolera had 102 employees.  The shareholders of Petrolera and their ownership percentages are as follows:

Petrobras Energía (and affiliates)	58.88%
Apco Argentina Inc. (and affiliates)	40.80%
Other	0.32%
100.00%

Investment decisions and strategy for development of the properties are agreed upon by the joint venture partners and implemented by Petrolera. Petrolera has a board of 11 directors, five of whom are nominees of the Company and six of whom are nominees of Petrobras and its affiliates. Petrolera’s operating and financial managers and field personnel are employed exclusively by Petrolera.

The Company’s branch office in Buenos Aires obtains operational and financial data from Petrolera that is used to monitor joint venture operations. The branch provides technical assistance to Petrolera and makes recommendations regarding field development and reservoir management.

Entre Lomas Concession

The Entre Lomas concession is located about 950 miles southwest of the city of Buenos Aires on the eastern slopes of the Andes Mountains. It straddles the provinces of Río Negro and Neuquén approximately 60 miles north of the city of Neuquén. The concession covers a surface area of approximately 183,000 acres and produces oil and gas from seven fields, the largest of which is Charco Bayo/Piedras Blancas (“CB/PB”). The concession is equipped with centralized facilities that serve all productive fields.  These facilities include processing, treating, compression, injection, storage, power generation and an automatic custody transfer unit through which all oil production is transported to market.  The Entre Lomas concession has a term of 25 years that expires in the year 2016 with an option to extend for an additional ten-year period with the consent of the government.

The most productive formation in the concession is the Tordillo, but we also produce oil and gas from the Quintuco and the Punta Rosada formations (also known as the Petrolifera). The joint venture extracts propane and butane from gas production in its gas processing plant located in the concession. Secondary recovery projects whereby water is injected into the producing reservoirs to restore pressure and increase the ultimate volume of hydrocarbons to be recovered are used extensively in the Entre Lomas concession.

Bajada del Palo Concession

The Bajada del Palo concession has a total surface area of approximately 111,000 acres. It is located in the province of Neuquén immediately to the southwest of the Entre Lomas concession and to the northwest of the Agua Amarga exploration area. The concession has a term of 25 years that expires in the year 2015 with an option to extend the concession for an additional ten-year period with the consent of the government.

Our interest in the Bajada del Palo concession was acquired in November 2007, providing the Company a property with well reactivation and attractive development and exploration drilling potential. The primary target formations in Bajada del Palo are the same as those that have been developed and produced in Entre Lomas.

Agua Amarga Exploration Area

In the second quarter of 2007, Petrolera was awarded the Agua Amarga exploration area by the province of Río Negro. The property is immediately adjacent and to the southeast of the Entre Lomas concession. It has a total surface area of 378 square kilometers, or approximately 95,000 acres. The terms of the exploration permit include a work commitment over three years for the acquisition of three dimensional (“3D”) seismic information and exploration drilling. The work commitment will be fulfilled by completing work units with a gross value per the original bid of $19.2 million ($4.4 million net to our direct working interest). As of December 31, 2008, the remaining value of the work commitment to be completed in the area is estimated to be $1.3 million net to our direct working interest. In accordance with the estimated investment schedule per the exploration permit, we expect to drill two additional exploratory wells during 2009 and 2010 to satisfy this obligation.

Argentina’s hydrocarbon law provides that exploration permit holders can sell hydrocarbons produced during the exploration phase. However, at the time a discovered reservoir can be delineated using accepted engineering and geological methods, commerciality can be declared if warranted and the delineated acreage is converted to an exploitation concession. At the end of the term of the exploration permit, the balance of the acreage that has not been converted to an exploitation concession will be subject to relinquishment. The joint venture partners are in the process of evaluating the commerciality of the block.

Neuquén Exploration

Apco and its partners make extensive use of 3D seismic information to develop and explore in our Neuquén basin properties. Since 1994, the joint venture has acquired 3D seismic images in several campaigns that cover almost the entire Entre Lomas concession. We also have nearly 100 percent coverage over the Agua Amarga exploration permit and approximately 65 percent coverage over the Bajada del Palo concession.

In addition to aiding in the development of existing producing areas, the seismic surveys have two exploratory objectives. The primary exploratory objective is finding lower risk exploration opportunities that target formations known to be productive from structural closures and/or fault traps that exist away from the principal producing structures. The second objective is to evaluate high-risk, deep exploration potential.

Since 2005, on the basis of interpretation of 3D seismic, 13 lower risk wells have been drilled in our three areas on structural closures or fault traps away from principal producing structures. All wells drilled were oil discoveries and have been completed and put on production. The structures on which these wells have been drilled are limited in size compared with the principal producing fields in Entre Lomas and do not present development opportunities of more than a few wells. The geologic model utilized for identifying fault traps in the southeast region of the Entre Lomas concession has proven to be an excellent predictor of trapped hydrocarbons. The acquisitions of both the Agua Amarga exploration permit and the Bajada del Palo concession were in part based on the interpretation that the trend of faults that have been identified in the southeast region of the Entre Lomas concession continues into both the Agua Amarga and Bajada del Palo areas.

We have already drilled several development wells that are on production in the structures where discoveries were made in the three blocks. We will continue drilling these new structures in the foreseeable future and investigating other undrilled structures in this region of our Neuquén basin properties by applying the geologic model that has yielded these successes.

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

NORTHWEST BASIN PROPERTIES - OVERVIEW

Acambuco Concession

The Company holds a 1.5 percent participation interest in the Acambuco concession located in the province of Salta in northwest Argentina on the border with Bolivia. The concession covers an area of 294,000 acres, and is one of the largest gas producing concessions in Argentina. There are two producing fields in this concession, the San Pedrito and Macueta fields, that produce primarily from the Huamampampa formation, which is a deep fractured quartzite that has sizable gas potential. In Acambuco the Huamampampa is found at depths in excess of 14,000 feet. The concession term expires in 2036.

Acambuco is situated in an overthrust belt where drilling is difficult and costly because of the depths of the primary objectives and the risk of mechanical problems during drilling. Wells drilled to the Huamampampa formation in the Acambuco concession have generally required one year to drill for a cost of approximately $70 million.

The Acambuco joint venture consists of Pan American Energy Investments L.L.C. (“PAE”), an affiliate of British Petroleum PLC, which holds 52 percent, Oil & Gas Development Ltd., an affiliate of Shell C.A.P.S.A., and YPF S.A., each of which hold 22.5 percent interests, and Northwest Argentina Corporation and the Company, each of which hold interests of 1.5 percent. Northwest Argentina Corporation is a subsidiary of The Williams Companies, Inc.

AUSTRAL BASIN PROPERTIES - OVERVIEW

The Company owns a 25.78 percent direct working interest in a joint venture engaged in E&P activities in three concessions located on the island of Tierra del Fuego. Our interest in the concessions was acquired in 2005 and gave the Company operations in a fourth Argentine producing sedimentary basin, the Austral basin. The Austral basin extends both onshore and offshore from the provinces of Santa Cruz to Tierra del Fuego. The principal producing formation is the Springhill sandstone. Several large offshore producing gas condensate fields with significant reserves are productive in the basin, two of which are in close proximity to our concessions. The concessions cover a total surface area of 467,089 gross acres, or 120,135 acres net to the Company’s interest. Each of the concessions extends three kilometers offshore with their eastern boundaries paralleling the coastline. The concessions have terms of 25 years that expire in 2016 with an option to extend the concessions for an additional ten year period with the consent of the government.

The joint venture that participates in the TDF concessions consists of a subsidiary of the Company, Apco Austral, S.A., that holds a 25.78 percent interest, Antrim Argentina S.A., an affiliate of Antrim Energy, Inc. that holds 25.78 percent interest, ROCH S.A., that holds 20.29 percent interest, SECRA S.A. that holds four percent interest, San Enrique Petrolera S.A. that holds 12.61 percent interest, and DPG S.A. that holds 11.54 percent interest.  ROCH S.A. is the operator of the concessions.

Operations in the TDF concessions are exempt from Argentine federal income taxes pursuant to Argentine law. This exemption is in effect until the year 2023.

Río Cullen Concession

The Río Cullen concession covers 87,006 gross acres in the northern part of the island of Tierra del Fuego. The concession produces limited volumes from a few wells that produce natural gas and condensate. The Cañadón Alfa field located offshore and immediately to the north and east of the Río Cullen concession is one of the largest gas fields in Argentina.

Las Violetas Concession

The Las Violetas concession covers 276,969 gross acres and is the largest onshore concession on the Argentine side of the island of Tierra del Fuego. The concession has nine natural gas and condensate fields including the Los Patos, Los Flamencos, Las Violetas, and San Luis fields. The Río Chico field produces oil from the Springhill. Propane and butane is extracted in the San Luis liquefied petroleum gas “LPG” plant located in the concession. The Las Violetas concession accounts for the majority of our production from our TDF concession interests.  The concession is located adjacent to the San Sebastián field, another of Argentina’s largest gas fields.

Angostura Concession

The least developed of the TDF concessions is the Angostura concession, which covers 103,115 gross acres on the strip of land between the coast of the San Sebastián Bay and the border between Argentina and Chile. The concession produces limited volumes from a few wells that produce oil and associated gas. We believe that this concession has exploration and reactivation potential.

SAN JORGE BASIN - OVERVIEW

Cañadón Ramirez Concession

The Company holds an 81.82 percent participation interest and operates the Cañadón Ramirez concession located in the province of Chubut in southern Argentina, the oldest oil-producing province in the country.  In an area of mutual interest covering the western half of the concession, the Company holds a 42 percent interest, ROCH S.A., an Argentine company, holds a nine percent interest, and CanAmericas Energy (“CanAmericas”) holds a 49 percent interest. The concession produces hydrocarbons from the San Jorge basin. After relinquishing a portion of the area at the end of 2008, the remaining concession covers 16,800 gross acres. The concession has a term of 25 years that expires in 2016 with an option to extend for an additional ten year period with the consent of the government.

MARKETING

Oil Markets

Crude oil produced in the Entre Lomas region of the Neuquén basin is referred to as Medanito crude oil, a high quality oil generally in strong demand among Argentine refiners for subsequent distribution in the domestic market. During 2008, all of the oil produced in our Neuquén properties was sold to Argentine refiners. In previous years, oil production has also been exported to Brazil and other countries in the southern cone of Latin America. Production from our Neuquén properties is transported to Puerto Rosales, a major industrial port in southern Buenos Aires Province through the Oleoductos del Valle S.A. (“Oldelval”) pipeline system.

In previous years, we exported our oil and condensate production from the TDF concessions to Chile. After the Argentine government levied an export tax on hydrocarbon exports from the island of Tierra del Fuego in early 2007, we began to sell our oil production to domestic refiners in Argentina.

The Argentine domestic refining market is small, and basically consists of five active refiners. As a result, the Company’s oil sales have historically depended on a relatively small group of customers. The largest of these five companies refines mostly its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. Refer to Note 5, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years.

Prior to 2002, the price per barrel for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels over the past several years, politically driven mechanisms were implemented to control the price of oil produced and sold in Argentina. To alleviate the impact of higher crude oil prices on their economy, the Argentine government created an oil export tax and enacted strict price controls on gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels. For a full discussion about the reduced oil sale price net back received by the Company, please read the information under the caption “General Business Review – Oil and Natural Gas Marketing” in the MD&A section of this report.  Additional discussion about the reduced net backs is included in Item 1A. “Risk Factors – Risks Associated with Operations in Argentina,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk.”

Natural Gas Markets

Natural gas markets in Argentina are heavily regulated by the Argentine government. In general, the government sets the volumes producers are required to sell to residential customers at low government-regulated prices. Incremental volumes are sold to industrial and other customers, and pricing varies with seasonal factors and industry category. The Company sells its natural gas to Argentine customers pursuant to short-term contracts with occasional spot market sales.

The Neuquén basin is served by a substantial gas pipeline network that delivers gas to the Buenos Aires metropolitan and surrounding areas, and the industrial regions of Bahia Blanca and Rosario. Natural gas produced in Entre Lomas is readily marketed due to accessibility to this infrastructure and our properties are well situated in the basin with two major pipelines in close proximity.

Natural gas and condensate produced in Acambuco is being sold primarily to domestic distribution companies and industrial customers in the northern part of Argentina under contracts negotiated by the operator of the concession.

Natural gas production from the TDF concessions has been primarily sold under contract to industrial and residential markets in the island of Tierra del Fuego. When purchased, the TDF concessions were equipped with internal gathering lines, pipeline, gas treatment plant, and the San Luis LPG plant located in the Las Violetas concession that produces propane and butane that is exported and sold domestically under contract. In September of 2008, our joint venture’s production facilities were connected directly to the San Martín pipeline, giving us a physical outlet for transportation of gas from the island of Tierra del Fuego to continental Argentina, where higher prices are being realized. Deliveries to the continent began in late September and will increase incrementally as compression facilities are completed and new gas sales contracts are signed.

For further discussion of natural gas prices and the Argentine government’s regulation of the supply of natural gas in the domestic market in Argentina, please see the information under the caption “General Business Review – Natural Gas Prices” in the MD&A section of this report.

EMPLOYEES

At March 1, 2009, the Company had 21 full-time employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company is a Cayman Islands corporation with executive offices located in Tulsa, Oklahoma and a branch office located in Buenos Aires, Argentina.  All of the Company’s operations are located in Argentina.

The Company has no operating revenues in either the Cayman Islands or the United States.  Because all of the Company’s operations are located in Argentina, all of its products are sold either domestically in Argentina, or exported from Argentina to Chile.  Refer to Note 5 of Notes to Consolidated Financial Statements for a description of sales during the last three years to customers that constitute greater than ten percent of total operating revenues.

With exception of cash and cash equivalents deposited in banks in the Cayman Islands, Bahamas, and the United States, and furniture and equipment in its executive offices, all of the Company’s assets are located in Argentina.

Risks associated with foreign operations are discussed elsewhere in this Item 1, Item 1A and in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION

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

Our Internet website is http://www.apcoargentina.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Code of Ethics and board committee charters are also available on our Internet website. We will also provide, free of charge, a copy of any of our corporate documents listed above upon written request to the Corporate Secretary, Apco Argentina Inc., 3500 One Williams Center, Tulsa, Oklahoma 74172.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions. These forward-looking statements include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Volumes of future oil, gas and LPG production;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved oil and gas reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations;

•	Seasonality of natural gas demand; and

•	Oil and natural gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or project. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•
Availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future oil and natural gas reserves), market demand, volatility of prices, and the availability of capital;

•
Inflation, interest rates, fluctuation in foreign currency exchange rates, and general economic conditions (including the recent economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations, environmental liabilities and litigation;

•	Political conditions in Argentina and other parts of the world;

•	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

•	Risks associated with future weather conditions, and earthquakes;

•	Acts of terrorism; and

•	Additional risks described in our filings with the SEC.

Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligation to and do not intend to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

RISK FACTORS

The reader should carefully consider the following risk factors in addition to the other information in this report.  Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.

Risks Inherent to the Company’s Industry and Business

Significant capital expenditures are required to replace our reserves.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations. Future cash flows are subject to a number of variables, including the level of production from existing wells, prices of oil and natural gas, and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may not be able to access bank debt, issue debt or equity securities or access other methods of financing on an economic basis to meet our capital expenditure budget.  As a result, our capital expenditure plans may have to be adjusted.

Failure to replace reserves may negatively affect our business.

The growth of our business depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.  Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both.  We may not be able to find, develop or acquire additional reserves on an economic basis.  If oil or natural gas prices increase, our costs for additional reserves would also increase, conversely if oil or natural gas prices decrease, it could make it more difficult to fund the replacement of our reserves.

Exploration and development drilling may not result in commercially productive reserves.

Our past success rate for drilling projects should not be considered a predictor of future commercial success.  We do not always encounter commercially productive reservoirs through our drilling operations. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in wells we drill or participate in.  The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	Increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment, skilled labor, capital or transportation;

•	Unexpected drilling conditions or problems;

•	Regulations and regulatory approvals;

•	Changes or anticipated changes in energy prices; and

•	Compliance with environmental and other governmental requirements.

Estimating reserves and future net revenues involves uncertainties. Negative revisions to reserve estimates, oil and natural gas prices or assumptions as to future oil and natural gas prices may lead to decreased earnings, losses or impairment of oil and gas assets.

Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Reserves that are “proved reserves” are those estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions, but should not be considered as a guarantee of results for future drilling projects.

The process relies on interpretations of available geological, geophysical, engineering and production data.  There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of developmental expenditures, including many factors beyond the control of the producer. The reserve data included in this report represent estimates. In addition, the estimates of future net revenues from our proved reserves and the present value of such estimates are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct.

Quantities of proved reserves are estimated based on economic conditions in existence during the period of assessment. Changes to oil and gas prices in the markets for such commodities may have the impact of shortening the economic lives of certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, which reduces proved property reserve estimates.

If negative revisions in the estimated quantities of proved reserves were to occur, it would have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher depreciation, depletion and amortization expense. The revisions, as well as revisions in assumptions of future cash flows of these reserves, may also be sufficient to trigger impairment losses on certain properties which would result in a non-cash charge to earnings. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves.

Our drilling, production, gathering, processing, and transporting activities involve numerous risks that might result in accidents and other operating risks and hazards.

Our operations are subject to all the risks and hazards typically associated with the development and exploration for, and the production and transportation of oil and gas.  These operating risks include, but are not limited to:

•	Fires, blowouts, cratering, and explosions;

•	Uncontrollable releases of oil, natural gas, or well fluids;

•	Formations with abnormal pressures;

•	Pollution and other environmental risks;

•	Natural disasters; and

•	Terrorist attacks or threatened attacks on our facilities or those of other energy companies.

These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In spite of our precautions, an event such as those described above could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the ability of the insurers we do use to satisfy obligations.

We are not fully insured against all risks inherent to our business, including some environmental accidents that might occur. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.  We also may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.  In addition, certain insurance companies that provide coverage to us have experienced negative developments that could impair their ability to pay any potential claims.  As a result, we could be exposed to greater losses then anticipated.

Costs of environmental liabilities and complying with existing and future environmental regulations could exceed our current expectations.

Our operations are subject to environmental regulation pursuant to a variety of laws and regulations.  Such laws and regulations impose, among other things, restrictions, liabilities, and obligations in connection with the generation, handling, use, storage, extraction, transportation, treatment, and disposal of hazardous substances and wastes in connection with spills, releases, and emissions of various substances into the environment, and in connection with the operation, maintenance, abandonment, and reclamation of our facilities.

Compliance with environmental legislation could require significant expenditures including for clean up costs and damages arising out of contaminated properties.  In addition, the possible failure to comply with environmental legislation and regulations might result in the imposition of fines and penalties.

Subject to any rights to indemnification, we are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against environmental liabilities that could expose us to material losses, which may not be covered by insurance.  In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.  Although we do not expect that the costs of complying with current environmental laws will have a material adverse effect on our financial condition or results of operations, no assurance can be given that the costs of complying with environmental laws in the future will not have such an effect.

Legislative and regulatory responses related to climate change create financial risk.  Many governing bodies have been considering various forms of legislation related to greenhouse gas emissions. Increased public awareness and concern may result in more laws and regulations requiring reductions in or mitigation of the emission of greenhouse gases.  Our facilities may be subject to regulation under climate change policies introduced within the next few years.  There is a possibility that, when and if enacted, the final form of such legislation could increase our costs of compliance with environmental laws.  If we are unable to recover all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations.  To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations.  If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change.  We might not be able to obtain or maintain from time to time all required environmental regulatory approvals for certain development projects.  If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our operations.

Drilling for oil and gas is an inherently risky business.

Drilling for oil and gas is inherently risky because the Company makes assessments of where hydrocarbon reservoirs exist at considerable depths in the subsurface based on interpretation of geophysical, geological and engineering information and data without the benefit of physical contact with the accumulations of trapped oil and gas it believes can be produced. Finding and producing oil and gas requires the existence of a combination of geologic conditions in the subsurface that include the following: hydrocarbons must have been generated in a sedimentary basin, they must have migrated from the source into the subsurface area of interest, tectonic conditions in the area of interest must have created a trap required for the storage and accumulation of migrating hydrocarbons, and the sedimentary layer in which the hydrocarbons could be stored must have sufficient porosity and permeability to allow the flow of oil and gas into the drilled well bore.

Our oil sales have historically depended on a relatively small group of customers.  The lack of competition for buyers could result in unfavorable sales terms which, in turn, could adversely affect our financial results.

The Argentine domestic refining market is small.  There are five active refiners that constitute 99 percent of the total market.  As a result, our oil sales have historically depended on a relatively small group of customers.  The largest of these five companies refines mostly its own crude oil production, while the smallest of the five operates only in the northwest basin of Argentina.  During 2008, we sold nearly all of our Neuquén basin oil production, which constitutes more than 90 percent of our total oil production, to a refinery owned by Petrobras Energía.  The lack of competition in this market could result in unfavorable sales terms which, in turn, could adversely affect our financial results.

Competition in the markets in which we operate may adversely affect our results of operations.

We have numerous competitors in our businesses, and additional competitors may enter our markets. Other companies with which we compete may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to the construction, expansion or refurbishment of their assets than we can. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make investments or acquisitions. There can be no assurance that we will be able to compete successfully against current and future competitors and any failure to do so could have a material adverse effect on our businesses and results of operations.

We are not the operator of all our hydrocarbon interests.  Our reliance on others to operate these interests could adversely affect our business and operating results.

We rely on Petrolera as the operator of the Entre Lomas and Bajada del Palo concessions and the Agua Amarga exploration permit, which together comprise approximately 80 percent of our total hydrocarbon production in 2008. We also rely on Pan American Energy and ROCH as the operators of the Acambuco concession and the TDF concessions, respectively. As the non-operating partner, we have limited ability to control operations or the associated costs of such operations.  The success of those operations is therefore dependent on a number of factors outside our control, including the competence and financial resources of the operators.

Changes in, and volatility of, supply, demand, and prices for crude oil, natural gas and other hydrocarbons has a significant impact on the Company’s ability to generate earnings, fund capital requirements, and pay shareholder dividends.

Our revenues, operating results, future rate of growth and the value of our business depends primarily upon the prices we receive for crude oil, natural gas or other hydrocarbons.  Price volatility can impact both the amount we receive for our products and the volume of products we sell.  Prices also affect the amount of cash flow available for capital expenditures.

Historically, the markets for crude oil, natural gas, and other hydrocarbons have been volatile and they are likely to continue to be volatile.  Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty, and other factors that are beyond our control, including:

•	Worldwide and domestic supplies of and demand for electricity, natural gas, petroleum, and related commodities;

•	Exploration discoveries throughout the world;

•	The level of development investment in the oil and gas industry;

•	Turmoil in the Middle East and other producing regions;

•	Terrorist attacks on production or transportation assets;

•	Weather conditions;

•	Strikes, work stoppages, or protests;

•	The level of market demand;

•	The price and availability of other types of fuels;

•	The availability of pipeline capacity;

•	Supply disruptions and transportation disruptions;

•	The price and level of foreign imports;

•	Domestic and foreign governmental regulations and taxes;

•	Adherence by Organization of Petroleum Exporting Countries (“OPEC”) member nations to production quotas, and future decisions by OPEC to either increase or decrease quotas;

•	Argentine governmental actions;

•	The overall economic environment;

•	The credit of participants in the markets where hydrocarbon products are bought and sold;

•	The adoption of regulations or legislation related to climate change.

Events in the global financial crisis have made equity and debt markets less accessible and have created a shortage in the availability of credit, which could limit our ability to grow.

In 2008, public equity markets experienced significant declines and global credit markets experienced a shortage in overall liquidity, resulting in a disruption in the availability of credit. Under current market conditions, it is unclear whether we could issue additional equity or debt securities or, even if we were able, whether we could do so at prices and pursuant to terms that would be acceptable to us. Continuing or additional disruptions in the global financial marketplace, including the bankruptcy or restructuring of certain financial institutions, could make equity and debt markets inaccessible, and the availability and cost of credit could increase in the future. Although we have historically funded capital programs and past property acquisitions with our internally generated cash flow, these developments could impair our ability to make acquisitions, finance growth projects, or proceed with capital expenditures as planned.

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

Potential changes in accounting standards might cause us to revise our financial results and disclosures in the future, which might change the way analysts measure our business or financial performance.

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent registered public accounting firms, and retirement plan practices. We cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or the energy industry or in our operations specifically.  In addition, the Financial Accounting Standards Board (FASB) or the SEC could enact new accounting standards that might impact how we are required to record revenues, expenses, assets, liabilities and equity.

Risks Associated with Operations in Argentina

Our right to explore for, drill for, and produce hydrocarbons in Argentina is generally derived from participation in concessions granted by the Argentine government, which have a finite term, the expiration or termination of which could materially affect our results.

Our right to explore for, drill for, and produce hydrocarbons in Argentina is generally derived from participation in concessions granted by the government, which have a finite term, the expiration or termination of which could materially affect our results.  For example, the term of the Entre Lomas concession, which comprised approximately 80 percent of our total hydrocarbon production in 2008, runs to the year 2016. The term of a concession can be extended for 10 years with the consent of the Argentine government.  However, the government may withhold its consent, or could extend the term of the concession on terms less favorable than those we have today. Refer to the section “Concession Contracts in Argentina” in MD&A for additional discussion about concession extensions.

Argentina has a history of economic instability.  Because our operations are exclusively located in Argentina, our operations and financial results have been, and could be in the future, adversely affected by economic, market, currency, and political instability in Argentina as well as measures taken by its government in response to such instability.

Please read “Quantitative and Qualitative Disclosures about Market Risk – Argentine Economic and Political Environment” for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.  Some of those actions had an adverse effect on our results.

Argentina’s economic and political situation continues to evolve, and the Argentine government may enact future regulations or policies that may materially impact, among other items, (i) the realized prices we receive for the commodities we produce and sell as a result of new taxes; (ii) the timing of repatriations of cash to the Cayman Islands; (iii) our asset valuations; and (iv) peso-denominated monetary assets and liabilities.

Strikes, work stoppages, and protests could increase our operating costs, hinder operations, reduce cash flow, and delay growth projects.

Strikes, work stoppages, and protests could arise from the delicate political and economic situation in Argentina and these actions could increase our operating costs, hinder operations, reduce cash flow, and delay growth projects.

Price reduction formulas in agreements to sell crude oil to refiners considerably reduce the increases in the sale price net back to us as the price of crude oil increases. Consequently, sharp increases in oil prices benefit oil producers outside of Argentina more than us.

Prior to 2002, the price per barrel for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels during 2004, politically driven mechanisms were implemented to determine the sale price of oil produced and sold in Argentina. To alleviate the impact of higher crude oil prices on their economy, the Argentine government created an oil export tax and enacted strict price controls on gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.

WTI continues to be the reference price for oil sold in Argentina and discounts for gravity and quality still apply. However, producers and refiners have gradually incorporated additional reduction factors into pricing formulas that considerably reduce the sale price net back to Argentine producers. Consequently, increases in oil prices over the past several years have benefited oil producers outside of Argentina more than us.

In 2007, the export tax was extended for an additional five years and was increased such that net back prices for oil exports are effectively capped at $42 per barrel after the tax is paid. The increase in the export tax rate has negatively affected prices for oil sold in Argentina. For further discussion about oil prices, please read the section “General Business Overview – Oil and Natural Gas Marketing” in MD&A.

Risks Related to Regulations that Affect the Company’s Business

The cost and outcome of legal and administrative claims and proceedings against us and our subsidiaries could adversely affect our results and operations.

We are a party to certain proceedings based upon alleged violation of foreign currency regulations as described in Note 11 of Notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”  The process is in the early stages and we anticipate that this matter will remain open for some time.  Under the pertinent foreign exchange regulations, the central bank of Argentina may impose significant fines on us.  The result of an adverse decision could adversely affect us.  In addition, the cost and outcome of any future legal or administrative claims could adversely affect us.

Changes in Argentine laws and regulations to which we are subject, including tax, environmental and employment laws, and regulations, could have a material affect on financial condition and results of operations.

We are subject to numerous laws and regulations in Argentina, which, among others, include those related to taxation, environmental regulations, and employment.  Regulation of certain aspects of our business that are currently unregulated in the future and changes in the laws or regulations could materially affect our financial condition and results of operations.

Risks Related to Employees

Institutional knowledge residing with current employees might not be adequately preserved.

Certain of our employees who have many years of service have extensive institutional knowledge.  As these employees reach retirement age, we may not be able to replace them with employees of comparable knowledge and experience.  In addition, we may not be able to retain or recruit other qualified individuals and our efforts at knowledge transfer could be inadequate.  If knowledge transfer, recruiting and retention efforts are inadequate, access to significant amounts of internal historical knowledge and expertise could become unavailable to us.

Risks Related to Weather, other Natural Phenomena, and Business Disruption

Our assets and operations can be affected by weather and other natural phenomena.

Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes, and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations.  Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all.  A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

In addition, there is a growing belief that emissions of greenhouse gases may be linked to global climate change.  Climate change creates physical and financial risk.  To the extent weather conditions are affected by climate change or demand is impacted by laws or regulations associated with climate change, energy use could increase or decrease depending on the duration and magnitude of the changes, leading to either increased investment or decreased revenues.

Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.

Our assets and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport or distribute oil, natural gas or other commodities. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Dividends and Distributions

Our articles of association provide that the Company may pay dividends or make distributions out of our profits, the share premium account, or as otherwise permitted by law.

In the event we have no profits for a given period and have accumulated deficits, we can make dividend or other distributions to our shareholders from the share premium account, which is similar to the paid in capital account under U.S. GAAP, as long as the distributions do not render us insolvent.  If we elect to pay dividends at times when we do not otherwise have current profits or accumulated earnings and profits, such dividends could have a material adverse effect on our financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.   LEGAL PROCEEDINGS

The information called for by this item is provided in Note 11 of Notes to Consolidated Financial Statements under Part II, Item 8 Financial Statements and Supplementary Data, which information is incorporated by reference into this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information, Number of Shareholders and Dividends

The Company’s ordinary shares are traded sporadically on The NASDAQ Capital Market under the symbol “APAGF.”  At the close of business on March 2, 2009, there were 29,441,240 of the Company’s ordinary shares, $0.01 par value, outstanding, held by approximately 2,161 holders, including ordinary shares held in street name.

In August 2007, shareholders approved an increase in the number of authorized shares to 60,000,000 ordinary shares, par value of U.S. $0.01, which is equal to an authorized share capital of $600,000. Shareholders also approved an amendment to the Company’s articles of association, allowing dividends or distributions to be paid out of the profits of the Company, the Company’s share premium account, or as otherwise permitted by law.

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

The high and low trade closing sales price ranges and dividends declared by quarter for each of the past two years are as follows:

	2008			2007*
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$28.39	$16.15	$.0875	$24.75	$21.71	$.0875
2nd	$29.64	$18.94	$.0875	$24.44	$21.15	$.0875
3rd	$30.22	$23.74	$.0875	$27.24	$21.12	$.0875
4th	$29.00	$22.86	$.0875	$29.00	$22.75	$.0875

*Share price and dividend per share amounts in the table have been adjusted, where applicable, to reflect the share split on November 16, 2007, described above.

The quarterly dividends declared for the ordinary shares were $.0875 per share during each of the four quarters of 2008, or $.35 for the year. The current quarterly dividend remains at $.0875 cents per share.  Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, funds required for acquisitions, changes in governmental regulations and changes in crude oil and natural gas prices.  The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the board of directors.

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

Performance Graph

Set forth below is a line graph comparing the Company’s cumulative total shareholder return on its ordinary shares with the cumulative total return of The NASDAQ US and Foreign Securities Index  and the NASDAQ US and Foreign Oil & Gas Extraction Index (SIC 1300-1399) for a five-year period commencing December 31, 2003. The Company will provide shareholders a list of the component companies included in the NASDAQ US and Foreign Oil and Gas Extraction Index upon request.

ITEM 6.      SELECTED FINANCIAL DATA

The following historical financial information presented below is derived from the Company’s audited financial statements.

(Amounts in thousands except per share amounts)	2008	2007	2006	2005	2004
Revenues	$69,116	$62,506	$58,215	$41,739	$29,628
Equity Income from Argentine investments	16,375	17,403	22,391	18,304	11,657
Net Income	23,793	31,349	40,062	29,846	15,506
Income per Ordinary Share, Basic and Diluted	0.81	1.06	1.36	1.01	0.53
Dividends Declared per Ordinary Share	0.35	0.35	0.325	0.2075	0.1625
Total Assets at December 31,	202,794	190,126	164,273	132,713	104,931
Total Liabilities at December 31,	18,183	18,934	14,270	12,408	8,021
Shareholders’ Equity at December 31,	184,611	171,192	150,003	120,305	96,910

Refer to the table “Volume, Price and Cost Statistics” in “Results of Operations” for variations in prices that influence the Company’s revenues and net income. All share and per share amounts have been adjusted to reflect the four-for-one share split effected in the fourth quarter of 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an international oil and gas exploration and production company with operations in Argentina. As of December 31, 2008, we had interests in seven oil and gas producing concessions and one exploration permit.  Although Argentina is where all of our assets are currently located, we have evaluated and are pursing various E&P opportunities in other countries in South America.

During 2008, we made considerable operational progress and spent a record level of capital expenditures ($32.2 million net to our consolidated interests), which we believe will add to Apco’s possibilities for long-term profitable growth. Our operational highlights for 2008 include the following:

•	Successful development and exploration drilling campaigns in Entre Lomas, Bajada del Palo, and Agua Amarga;

•	Initiation of field re-activation efforts in Bajada del Palo;

•	Made oil and natural gas discoveries in Agua Amarga, and evaluation of the block’s commerciality is underway;

•	Formal negotiations for concession extensions were initiated with the province of Neuquén;

•	Continued development drilling and completed production facilities infrastructure in Tierra del Fuego; and

•	Opened a branch office in Colombia and participated in an exploration acreage bidding process.

The year 2008 also included increased exploration activities including the acquisition of greater amounts of 3D seismic data and the drilling of more exploration wells outside of our core area compared with prior years.  We will continue to seek an appropriate balance of development, exploration, and acquisition capital in order to increase production and reserves in the future.

Our net income for 2008 was $23.8 million compared with $31.3 million for 2007 and $40.1 million for 2006. Net income decreased compared with 2007 as the favorable effects of increased oil and LPG sales volumes and higher average sales prices were more than offset by higher costs and expenses and lower equity income from Argentine investments.

Outlook for 2009

Our plan for 2009 is focused on disciplined growth and cash flow maximization. Our objectives for the year are to:

•	Maximize cash flow;
•	Control operating costs;
•	Reduce and optimize capital expenditures in order to preserve cash; and
•	Continue a disciplined approach toward seeking investment opportunities during a time when oil prices have decreased sharply and credit markets have tightened.

Our 2009 oil and gas capital expenditure budget including exploration expenditures is $22 million net to our consolidated interests.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, our combined consolidated and equity capital expenditure budget including exploration expenditures for 2009 is $39 million. We expect to have sufficient cash reserves and internally generated cash flows to fund our capital expenditures. However, throughout 2009, we will review our capital spending program in light of potentially decreasing product prices and, if necessary, will reduce our planned investments in order to preserve cash.

GENERAL BUSINESS REVIEW

Neuquén Basin

In our Neuquén basin properties, we leveraged our collective geological experience with our joint venture partners to conduct successful development and exploration drilling campaigns in Entre Lomas, Bajada del Palo, and Agua Amarga. Apco and its partners used three rigs throughout much of the year for drilling in the areas. Total gross capital and exploration expenditures was $93 million for the year, or $21 million net to our 23 percent direct working interest and $28 million attributable to our equity interest in Petrolera.

In Entre Lomas, 39 gross wells were drilled and completed as producing wells, including two exploratory wells and 37 development wells. We also performed 29 well workovers. In addition to our completed wells, two development wells were in progress at year end, and were subsequently completed as oil producers in 2009.

In Bajada del Palo, Apco and its partners acquired approximately 200 square kilometers of 3D seismic images over the northeast sector of the Bajada del Palo concession, completed an eight-well re-activation program, and drilled three productive development wells and one productive exploration well. Two exploration wells were in progress at year end, and were subsequently completed as oil producers in 2009.  Since we acquired our interest in the area, gross production volumes have increased from approximately 180 barrels of oil per day to 1,350 barrels of oil per day.

In Agua Amarga, we drilled and completed six exploration and confirmation wells during 2008, all of which are capable of production. Our successful drilling results have confirmed the existence of hydrocarbon reservoirs with development potential, and we are evaluating the commerciality of the block. In accordance with the investment schedule per the exploration permit, we expect to drill two additional exploratory wells in the area during 2009 and 2010.

We have a 23 percent direct working interest and an effective 29.79 percent equity interest in the wells mentioned above. For a detail of the Company’s net development and exploration wells drilled during the year, refer to the “Drilling Activity” table under “Unaudited Supplemental Oil and Gas Information” in the Notes to Consolidated Financial Statements.

Acambuco

In 2008 the Acambuco partners completed drilling of the Cerro Tuyunti x-2 ("CT x-2") exploration well which reached a total depth of 19,324 feet and found the objective Huamampampa formation. During testing, the well produced water with a small quantity of gas. The well was declared non-productive and was abandoned in the third quarter, resulting in a dry-hole expense of $1.2 million net to Apco. We have a 1.5 percent direct working interest in the Acambuco concession.

Tierra del Fuego

Apco and its partners made significant investments to develop the Tierra del Fuego concessions in 2008. The main objectives for the year were to complete production and transportation infrastructure to allow for increased production, and continue the drilling campaign initiated in 2007. We also acquired approximately 135 square kilometers of 3D seismic over the Las Violetas and Angostura concessions.

Throughout 2008, we completed investments to increase treating, compression, and transportation capacity. After constructing a gas pipeline, our joint venture’s production facilities were connected from the Las Violetas concession directly to the San Martín pipeline, giving us a physical outlet to transport gas from the island of Tierra del Fuego to continental Argentina, where higher prices are being realized. Deliveries to the continent began in late September and have increased incrementally as compression facilities are completed in stages and new gas sales agreements are executed.

Although the new pipeline completed in 2008 will provide the Company and its partners gas deliverability capacity of 60 million cubic feet per day, additional drilling, treatment facilities, flow lines and compression will be required to produce those volumes. Investments for additional gathering and flow lines are planned to be completed in the first half of 2009 to enable us to increase gross gas production to approximately 42 million cubic feet per day by the middle of 2009 along with a corresponding increase in condensate volumes.

During 2008, the Company and its partners drilled 18 development wells and one exploration well (4.9 total net wells). Six of the development wells are non-productive. Of the productive wells, five are gas producers and seven are oil producers.

In the fourth quarter of 2008, the operator of the Tierra del Fuego concessions informed the drilling contractor of the joint venture’s decision to suspend drilling operations. It is our current intention to resume drilling in 2010 to achieve production volumes equivalent to the full capacity of our production facilities. In order to keep the rig available for use on the island of Tierra del Fuego for the period from March 2010 to December 2010 and avoid expensive mobilization and demobilization costs to and from the island of Tierra del Fuego, the joint venture amended the drilling contract and will pay $217,000 per month until March 2010, or until such time that drilling operations are resumed by our drilling contractor.

Marketing natural gas volumes produced from our TDF concessions is challenging. The province is situated on a remote island at the southern tip of the South American continent, and it is located long distances from major industrial gas markets in Argentina. Local gas markets are limited due to sparse population levels and low industrial and economic activity on the island.  Natural gas is delivered to markets in continental Argentina by the San Martín gas pipeline which currently has limited excess capacity.  Competition with larger gas fields with gas reserves in offshore Tierra del Fuego further complicates the challenge. An available market for gas produced in Tierra del Fuego could be Chile where there is a strong demand for gas in a country with limited hydrocarbon resources. However, the Argentine government has imposed restrictions that limit the export of gas produced in Argentina.  Nevertheless, a shortage of natural gas supply in continental Argentina and planned investments to increase capacity of the San Martín pipeline should enable us to deliver more gas volumes to market.

The government of Argentina is leading plans to construct a second gas pipeline crossing the Straight of Magellan that separates the island of Tierra del Fuego from continental Argentina. This planned pipeline should provide more physical capacity to transport natural gas from the island, where non producing gas reserves are plentiful, to the Argentine continent, where there is a shortage of natural gas. The pipeline is expected to be placed in service in 2010, and should provide the Company with greater access to higher priced industrial markets.

Cañadón Ramirez

During 2008, we drilled three exploration wells pursuant to a farm-out agreement with CanAmericas Energy (“CanAmericas”) which earned its 49 percent working interest in an area of mutual interest by funding $4.5 million for seismic and drilling costs. Two of the wells were tested by year-end and were determined to be non-productive. Because CanAmericas provided most of the funding for these wells, exploration dry hole expense net to Apco was limited, and we recorded a charge of $141 thousand for expenses incurred through December 31, 2008. The third well was tested in early 2009 and is under evaluation. At the end of 2008, a significant exploration portion of the concession was relinquished to the government.  The remaining concession covers 16,800 gross acres, and we hold a 42 percent direct working interest in the area of mutual interest and a direct working interest of 81.82 percent in the remainder.

Capricorn

In early 2008, we drilled the Lomas de Guayacán x-1 (“LdG.x-1”) well on the Martínez del Tineo Oeste prospect. During drilling, we encountered oil shows and manifestations of gas in the targeted Yacorite formation. The well was cased, but after an unsuccessful test the well was plugged and abandoned, resulting in an exploration dry hole expense of $1.3 million net to Apco. The Company and its Capricorn partners subsequently relinquished this exploration permit.

Sur Río Deseado Este

Since 2005, Apco has funded various investments for development activities to increase production in the Sur Río Deseado Este concession in the San Jorge basin in southern Argentina and we have earned an option to hold a 17 percent working interest in the block.  At the end of 2008, the joint venture participating in the concession relinquished approximately 75 percent of the acreage in lieu of paying the cannon fees to retain certain exploratory acreage on the block (approximately 62,000 acres). Consequently, Apco recorded a charge to exploration expense of $890 thousand for a proportionate share of cash advances made to date. We have also agreed with the joint venture that Apco will earn an 88 percent working interest in the remaining exploration acreage by funding the 2009 cannon payment ($260 thousand) and certain conditional future investments. The concession produces a small volume of oil, but we believe the area has exploration potential due to geologic trends in the surrounding area and successful drilling results in an adjacent concession.

Business Development

Although Argentina is where all of our assets are currently located, future growth plans include diversification into other countries. We have increased the number of employees dedicated to our strategy to build core areas outside of Argentina. We are evaluating exploration and production opportunities in other countries in South America, including drilling farm-in opportunities or acquisitions, which could provide the Company with opportunity for production and reserve growth on favorable economic terms.

Consistent with this strategy, in July 2008, a subsidiary of the Company, Apco Properties Ltd., a Cayman Island company, opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country. In December 2008, Apco participated in a public bidding process known as “ANH Miniround 2008” for the assignment of certain exploration properties by the government of Colombia.  Although the Company did not make a winning bid, we believe there will be opportunities to participate in certain of the recently awarded areas through drilling farm-in arrangements.

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

In general, provincial governments have had full jurisdiction over concession contracts since early 2007, when the Argentine federal government transferred to the provincial governments full ownership and administration rights over all hydrocarbon deposits located within the respective territories of the provinces, including all exploration permits and exploitation concessions originally granted by the federal government. Thus, governmental consent for concession contract extensions is required from the respective provinces in which we do business.

In the second quarter of 2008 the province of Neuquén, in which approximately 50 percent of the Entre Lomas concession is located, and in which the entire Bajada del Palo concession is located, published minimum requirements and an estimated timetable for concession holders to negotiate their respective concession extensions. The basic requirements are that concession holders negotiate, among other things, a cash bonus payment and an increase to provincial production taxes. Concession holders must also propose a future investment program.  In October of 2008, the province of Neuquén announced that terms had been agreed and approved by the provincial governor and legislature to extend the concessions held by the largest producer in the province. Other large Neuquén province producers have since obtained their extensions.

On behalf of the Entre Lomas and Bajada del Palo joint venture partners, Petrolera initiated the formal negotiation process with the province of Neuquén. For the Entre Lomas concession, which is located in both the provinces of Neuquén and Río Negro, we expect similar negotiations to take place with the province of Río Negro in 2009. Should we agree to terms with the Neuquén province, we expect to have the concession extensions for the western portion of the Entre Lomas concession and the Bajada del Palo concession approved by mid-2009. Executive and legislative approvals will be required.

The Tierra del Fuego concessions partners have begun discussions with the province of Tierra del Fuego regarding the extension of our three concessions, but the province has not yet formally initiated a process similar to that announced by the province of Neuquén.

Although extensions require governmental consent, we believe they will be obtained but cannot predict when they will be achieved nor the final terms that may be negotiated. If the extensions are granted, it is probable the amended concession terms will be less favorable than those the Company has today.

Oil and Natural Gas Marketing

Oil Prices

Oil prices have a significant impact on our ability to generate earnings, fund capital projects, and pay shareholder dividends. Oil prices are affected by changes in market demands, global economic activity, political events, weather, inventory storage levels, refinery infrastructure capacity, OPEC production quotas, and other factors.  Additionally, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions as described in the following paragraphs. As a result, we can not accurately predict future prices, and therefore it is difficult for us to determine what effect increases or decreases in product prices may have on our capital programs, production volumes, or future revenues.

Prior to 2002, the price per barrel for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels over the past several years, politically driven mechanisms were implemented to determine the sale price of oil produced and sold in Argentina. To alleviate the impact of higher crude oil prices on Argentina’s economy, the Argentine government created an oil export tax and enacted strict price controls over gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.

WTI continues to be the reference price for oil sold in the country, and gravity and quality discounts still apply. However, producers and refiners have gradually incorporated additional reduction factors into pricing formulas that considerably reduce the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. Consequently, increases in oil prices over the past several years have benefited oil producers outside of Argentina more than the Company.

In response to the increase in world oil prices as WTI approached $100 per barrel in the fourth quarter of 2007, the Argentine government issued Resolution 394/2007 in November 2007. The resolution modified how hydrocarbon export taxes are calculated. Prior to the resolution, the maximum export tax rate was 45% of the sales value, such that oil price realizations after deducting the gravity and quality discount and the export tax were approaching $50 per barrel at a WTI level of $90 per barrel. The resolution effectively raised the tax to a rate that established a ceiling of $42 per barrel for export net backs after deducting the tax when WTI is greater than $61 per barrel. The combination of the net back ceiling for exports and strict government controls over Argentine gasoline prices has impacted the net back on the sale of crude oil in the domestic market.

Refiners in Argentina initially interpreted that the resolution set a ceiling of $42 per barrel for oil sold domestically in Argentina. However, throughout 2008, producers and refiners negotiated prices around the $42 per barrel reference price depending on the different qualities of crude oil produced in the country. For our Neuquén basin properties which account for over 90 percent of our total oil revenues, we negotiated sales contracts which allowed sales prices of $45 per barrel for the first five months of the year, and $47 per barrel through January of 2009.  We received slightly lower prices for oil sold from our other properties.

The year 2008 was unique for world oil prices as the spot price of WTI reached a peak of $145 per barrel in July and approached a low of $30 per barrel in December. This volatility of world oil prices was not reflected in our results of operations during 2008 due to the price controls and marketing environment in Argentina. Oil producers in Argentina did not benefit from the increases in world oil prices. Likewise, when prices began to fall late in the year, the Company’s realized prices were not impacted. As reflected in the “Volume, Price and Cost Statistics” table in “Results of Operations,” our oil sales price per barrel for our consolidated interests averaged $46.09 for 2008 compared with $43.62 for 2007 and $43.88 in 2006.

As previously mentioned, we cannot predict how world oil prices will evolve in 2009 and beyond, but as a result of the global financial crisis that occurred in the fourth quarter of 2008, demand for crude oil has decreased in Argentina. Early in 2009, the WTI price has fluctuated around $40 per barrel. Should WTI remain at current levels for an extended period of time, we can expect that our average realized price in 2009 will be lower than the average prices we have received over the past three years.

Oil Market Concentration

The Company’s sales to a refinery owned by Petrobras Energía represent 76.5 percent of its total operating revenues. In Argentina there are five active refiners operating in the country that constitute 99 percent of the total market. The largest of these five refines mostly its own production, while the smallest of the five operates only in the northwest basin of Argentina. Decisions to sell to these customers are based on advantages presented by the commercial terms negotiated with each customer. Today, producers of Medanito crude oil, a term used to describe crude oil produced in the Entre Lomas region of the Neuquén basin, are selling to Argentine refiners. Refer to Note 5, of Notes to Consolidated Financial Statements, for a description of the Company’s major customers over the last three years. Oil sales contract prices negotiated with Petrobras Energía throughout 2008 were competitive with those received by other producers of Medanito crude oil in the Neuquén basin.

Natural Gas Prices

The Company sells its gas to Argentine customers pursuant to peso denominated contracts and spot market sales. As a consequence of the strong growth in Argentina’s economy over the past several years, and stimulated by low gas prices resulting from a natural gas price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown significantly. However, the unfavorable gas price environment for producers has acted to discourage gas development activities. Without significant development of gas reserves in Argentina, supplies of gas in the country have failed to keep up with increased demand for gas. The result is a natural gas and power supply shortage in the country. Since the beginning of 2004, the Argentine government has taken several steps to prevent shortages in the domestic market. Gas exports to Chile have been curtailed and the country entered into agreements to import natural gas from Bolivia at prices exceeding $6.00 per Mcf, or significantly greater than sales prices for gas produced in Argentina. As described in the following paragraphs, Resolution 599/2007 is designed to supply natural gas in the domestic market and provide a framework for natural gas prices in Argentina.

In 2007, the Argentine Secretary of Energy issued Resolution 599/2007 to regulate the supply of natural gas in the domestic market for the period 2007 to 2011 through a natural gas supply agreement referred to as the “Acuerdo 2007-2011.”

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

Producers that increased natural gas production since 2004 are at an advantage compared to those producers whose production decreased because natural gas prices to residential customers remain frozen at less than 50 cents per Mcf. The resolution allows producers to choose to participate in the Acuerdo 2007-2011 gas supply agreement or not. However, if a producer chooses not to participate, then during periods of peak demand, or when there is a shortage of gas in the country, the government can force non-participating producers to be the first to supply excess residential volume demand above the base-line demand as projected in the Acuerdo 2007-2011, regardless of the non-participating producer’s contractual commitments.

In general, resolution 599/2007 should have a slightly positive impact on natural gas sales prices in Acambuco and Tierra del Fuego, but, during peak demand periods, it could negatively impact natural gas sales prices in Entre Lomas. Nevertheless, because Entre Lomas gas revenues represent approximately three percent of the Company’s total operating revenues on an annual basis, the overall impact of the resolution is not expected to be material to our cash flows or results of operations. The table “Volume, Price and Cost Statistics” in “Results of Operations” reflects that the Company’s average natural gas sale price per Mcf, including its equity interests, averaged $1.43 in 2008, $1.50 in 2007, and $1.36 during 2006.

Seasonality

Of the products sold by the Company, only natural gas is subject to seasonal demand.  Demand for natural gas in Argentina is reduced during the warmer months of October through April, with generally lower natural gas prices during this off-peak period. During 2008, natural gas sales represented 10 percent of our total operating revenues compared with 11 percent in 2007 and 10 percent in 2006.  Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.

New Accounting Standards and Emerging Issues

Accounting standards that have been issued and are not yet effective may have a material effect on our Consolidated Financial Statements in the future. See Recent Accounting Standards in Note 1 of Notes to Consolidated Financial Statements for further information on these and other recently issued accounting standards.

Modernization of Oil & Gas Reporting Requirements

The SEC has revised its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited. These changes include:

•	Expanding the definition of oil and gas reserves and providing clarification of certain concepts and technologies used in the reserve estimation process.

•	Allowing optional disclosure of probable and possible reserves and permitting optional disclosure of price sensitivity analysis.

•	Modifying prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a single-day, period-end price.

•
Requiring certain additional disclosures around proved undeveloped reserves, internal controls used to ensure objectivity of the estimation process, and qualifications of those preparing and/or auditing the reserves.

Historically, the reserves calculated based on the SEC’s reporting requirements were also used to calculate depletion on our producing properties, as required by SFAS 69, “Disclosures about Oil and Gas Producing Activities” (SFAS 69). However, the change in the SEC reporting requirements has not yet been adopted by the FASB. The SEC has announced its intent to discuss potential amendments to SFAS 69 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.

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

The Company’s proved reserve information is based on estimates prepared by its reserve engineers. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing, and production after the date of an estimate may justify material revisions to the estimate. The Company’s proved reserves are limited to the concession life, or generally until 2016, even though a concession’s term can be extended for 10 years with the consent of the Argentine government. The extension of our concessions could materially affect the Company’s estimate of proved reserves.

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

Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s asset retirement obligation is based on an estimate of the number of wells expected to be abandoned through the last year of a concession term, and an estimated cost to plug and abandon a well as discussed with field service companies that would be expected to perform such services. Both estimates are provided by operations engineers and are considered to be the best estimates that can be derived based on present information. Such estimates are, however, subject to significant change as time passes.

SFAS No. 143 requires measurements of asset retirement obligations to include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium. We have no examples of credit-worthy third parties in the energy industry who are willing to assume this type of risk for a determinable price. Therefore, because we cannot reasonably estimate such a market-risk premium, we excluded it from our estimates of ARO liabilities.

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

RESULTS OF OPERATIONS

Our results of operations depend on a number of factors, including oil, natural gas and LPG sales prices, our ability to maintain or increase production through our exploitation and exploration drilling activities, our ability to control costs, governmental regulations, and our ability to acquire oil and gas reserves. The following table reflects sales volumes, prices and our production costs per unit for our direct working interests, and sales volumes and prices for our equity interests for the periods presented:

Volume, Price and Cost Statistics	For the Years Ended December 31,

	2008	2007	2006

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	1,218,896	1,159,834	1,103,888
Gas (mcf)	4,850,144	4,802,497	4,258,743
LPG (tons)	8,734	9,190	9,608
Barrels of oil equivalent (boe)	2,129,747	2,068,096	1,926,428
Equity interests (3)
Crude oil and condensate (bbls)	1,417,203	1,327,962	1,299,073
Gas (mcf)	1,882,529	1,924,635	2,437,900
LPG (tons)	9,581	9,352	10,343
Barrels of oil equivalent (boe)	1,843,388	1,758,484	1,826,765
Total volumes
Crude oil and condensate (bbls)	2,636,099	2,487,795	2,402,961
Gas (mcf)	6,732,673	6,727,132	6,696,643
LPG (tons)	18,315	18,542	19,951
Barrels of oil equivalent (boe)	3,973,134	3,826,580	3,753,193

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$46.09	$43.62	$43.88
Gas (per mcf)	1.46	1.45	1.30
LPG (per ton)	490.27	447.65	413.30
Equity interests (3)
Oil (per bbl)	$46.70	$42.77	$42.78
Gas (per mcf)	1.35	1.65	1.47
LPG (per ton)	468.94	449.33	410.58

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$7.43	$5.38	$3.69

Oil, gas, and LPG depreciation expense per boe	$6.22	$4.70	$4.36

(1) Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 percent provincial production tax that is paid separately and is accounted for as an expense by the Company. In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average production and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”). Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

(3) The equity interest presented above reflects our interest in our equity investee's sales volumes and prices. The revenues resulting from the equity interest sales volumes and prices are not consolidated within the Company’s revenues. See the financial statements and Note 1 and Note 2 of Notes to Consolidated Financial Statements for additional explanation of the equity method of accounting for our investment in Petrolera.

Product Volumes

Total oil sales volumes, net to our direct working and equity interests, increased by six percent to 2.636 MMBbls compared with 2.488 MMBbls in 2007. The majority of the increase is attributable to successful drilling in our Neuquén basin properties, and field re-activation activities in Bajada del Palo. Sales volumes from Tierra del Fuego were comparatively low as approximately 16,000 barrels of oil produced in the fourth quarter were not sold until January 2009 due to bad weather which caused oil tanker loading delays.

Natural gas sales volumes net to our direct working and equity interests have been consistent for the last three years, totaling 6.7 billion cubic feet (“Bcf”) for each period. In 2008, production increases from Acambuco were offset by lower gas sales volumes in Tierra del Fuego and Entre Lomas. Production volumes began to increase late in the year as completion of production facility enhancements in Tierra del Fuego came on line.

LPG sales volumes net to our direct working and equity interests totaled 18.3 thousand tons, a one percent decrease compared with 18.5 thousand tons in 2007.  Because LPG is extracted from processed natural gas, any change in LPG volumes is generally related to a change in natural gas production.

Average Sales Prices

For a detailed discussion of sales prices for our products, please read the section “Oil and Natural Gas Marketing” in MD&A.

Increasing Costs

As a result of increasing commodity prices since 2004, the Company has experienced significant cost increases in drilling, labor and oil-field services.  For example, the cost of drilling a typical well in the Entre Lomas concession, including intangible costs such as drilling rigs, mud, cement and wire line services, and tangible costs such as casing and surface equipment, has increased from approximately $840,000 in 2004 to $1.5 million in 2008, a 78 percent increase. The oil field workers labor union negotiated a 30 percent increase in wages in 2007. Another increase of 15 percent was negotiated in April 2008 with an additional increase of 15 percent in October. This has resulted in increased wage and benefit expenses associated with field personnel from our Neuquén basin and Tierra del Fuego operations. It has also resulted in increased tariffs charged by our oil-field service providers who have experienced similar increases in the cost of their labor.

Increased activity is also contributing to higher operating expense. We are now incurring operating expenses in our Bajada del Palo concession acquired in the fourth quarter of 2007 and to a lesser extent in our Agua Amarga exploration permit. During 2008, we initiated our field reactivation efforts in the Bajada del Palo concession including well workovers that have resulted in production increases described elsewhere in this report.

In addition to increases in operating expenses, our general and administrative expense has also increased. Within our industry in Argentina, it has been common to grant salary increases to technical and administrative personnel as a result of increases obtained by the oil-field workers’ union during the last year. Apco has also granted salary increases which has contributed to increased general and administrative costs.

The trend of increasing costs described above, coupled with a flattening of oil price net-backs since the fourth quarter of 2007, is negatively affecting operating margins. If the trend of escalating costs in Argentina continues, and oil price net-backs remain at current levels, we will experience further erosion in our operating margins.

Period to Period Comparisons

The table below presents selected financial data summarizing our results of operations for the most recent three years. Please read in conjunction with the Consolidated Statements of Income.

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in Thousands)

Operating revenues	$69,116	$62,506	$58,215
Total costs and operating expenses	56,107	41,858	32,564
Operating income	13,009	20,648	25,651
Investment income	17,486	18,880	24,143
Minority interest expense	32	36	46
Argentine income taxes	6,670	8,143	9,686
Net income	$23,793	$31,349	$40,062

2008 vs. 2007

Our Net income for 2008 was $23.8 million, a decrease of $7.6 million or 24 percent compared with $31.3 million for 2007. Net income decreased year-over-year primarily due to increased costs and operating expenses which more than offset higher operating revenues.

Operating revenues increased by $6.6 million, or 11 percent compared with 2007. The majority of the increase, or $5.6 million, is related to higher oil revenues. The increase in oil revenues is evenly split between higher sales prices and increased volumes. Our average oil sales price from our consolidated interests increased six percent to $46.09 per Bbl during 2008 compared with $43.62 per Bbl in 2007.  Our total consolidated oil sales volumes increased five percent to 1.219 MMBls compared with 1.160 MMbls in 2007. Successful drilling in our Neuquén basin properties and field re-activation activities in Bajada del Palo were the primary drivers of increased oil sales volumes. Oil sales volumes from Tierra del Fuego are comparatively low as approximately 16,000 barrels of oil produced in the fourth quarter of 2008 were not sold until January 2009 due to bad weather which caused oil tanker loading delays.

Total costs and operating expenses increased by $14.1 million, or 34 percent, primarily due to the following factors:

•
Production and lifting costs increased by $4.7 million, or 42 percent due to higher volumes of oil and total fluid volumes lifted and an increase in the number of producing wells in Entre Lomas and Tierra del Fuego resulting from drilling activities. We also incurred greater well-service expenses, increased facility maintenance costs, and higher electricity expense.  In addition, we experienced an increase of $2.5 million for incurring a full year’s expenses related to Bajada del Palo and Agua Amarga both of which commenced activities during 2007.

•
Exploration expense is greater by $3.4 million reflecting an increase of $1 million due to the acquisition of greater amounts of 3D seismic and other geological and geophysical costs, and an increase of $2.4 million in dry hole expense as a result of drilling more exploration wells outside of our core areas.

•
Depreciation, depletion and amortization (DD&A) increased $3.5 million, or 36 percent primarily due to increased unit rates. Our DD&A is based on the units-of-production method, which in basic terms multiplies the percentage of estimated proved reserves produced each period times the costs of those reserves. Our proved developed reserves are limited to an area’s concession life, or generally until 2016, even though a concession’s term can be extended for 10 years with the consent of the Argentine government. Our DD&A rate will continue to increase at an accelerating rate until our concession extensions are obtained. With each year that passes without obtaining the ten-year extensions, we will add less proved reserves per well drilled, resulting in an increased percentage of proved reserves produced each period.

•
Selling and administrative expense increased by $1.6 million due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities, increased staffing in our Buenos Aires office, increased salaries and wages in response to trending-higher compensation levels in the industry, and greater administrative expenses charged by our joint venture operators.

Investment income decreased by $1.4 million primarily due to a $1.0 million decrease in equity income from Argentine investment. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera. The comparative decrease in Petrolera’s net income is a result of higher operating costs and depreciation expense attributable to operations in Entre Lomas. Additionally, Petrolera incurred a full year of operating and exploration expenses in 2008 associated with the Bajada del Palo concession and the Agua Amarga exploration permit both of which were acquired in 2007. Petrolera’s income was also impacted by a full year of interest expense on borrowings from its line of credit that was established in the second half of 2007.

2007 vs. 2006

During 2007, the Company generated Net income of $31.3 million. This represents a decrease of $8.7 million compared with net income of $40.1 million in 2006. Net income in 2007 is lower than 2006 mainly due to higher costs and operating expenses and lower equity income from Argentine investments. The higher costs and expenses were driven by increases in production and lifting costs, depreciation, depletion and amortization, and greater operating taxes other than income due to export taxes related to our interests on the island of Tierra del Fuego. These unfavorable variances more than offset the favorable effects of increased oil and natural gas sales volumes and higher natural gas and LPG sales prices for the period compared to 2006.

Operating revenues improved by $4.3 million primarily due to higher oil and natural gas sales volumes and increased natural gas and LPG sales prices. Oil sales volumes net to our consolidated interests increased five percent to 1.160 MMBbls compared with 1.104 MMBls in 2006.  Natural gas sales volumes increased 13 percent to 4.8 Bcf compared with 4.3 Bcf in 2006. The increase in oil and natural gas sales volumes is primarily attributable to higher volumes from our interests in Tierra del Fuego as a result of investments for increased deliverability which were completed in 2006. We also had increased oil sales volumes in Entre Lomas and Acambuco. The Bajada del Palo concession acquired in the fourth quarter of 2007 contributed a minor amount of oil volumes.

Oil, natural gas, and plant product prices for our consolidated interests accounted for as operating revenues averaged $43.62 per Bbl, $1.45 per Mcf, and $447.65 per ton in 2007, compared with $43.88 per Bbl, $1.30 per Mcf, and $413.30 per ton, in 2006.

Equity income from Argentine investments decreased by $5 million compared with 2006. The decrease in our equity income is due to Petrolera’s decrease in its net income primarily as a result of higher costs and expenses attributable to operations in Entre Lomas. Additionally, Petrolera had expenses in 2007 for new activities that do not have comparable amounts in prior periods, including exploration expenses related to Agua Amarga and Bajada del Palo, and interest expense from its banking line of credit opened in 2007. Petrolera’s sole business is its interests and operatorship of the Entre Lomas, Agua Amarga, and Bajada del Palo areas, and as a result, its operating revenues and expenses are derived from essentially the same operations as the Company.

Total costs and operating expenses increased by $9.3 million, or 29 percent, primarily due to the following factors:

•
Production and lifting cost increased by $4 million compared with 2006. The increase is attributable to greater oil and total fluid volumes lifted and more wells in operation as a result of our drilling activities, resulting in greater costs associated with rod pump operations.  In addition, we performed more well workovers in 2007 than the prior year and incurred higher costs associated with facility maintenance and upgrades. Our unit costs rose as a result of wage increases negotiated with labor unions and higher rates charged by field service companies.

•
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

•
Operating taxes other than income increased by $1.5 million compared to 2006 due to a new law that imposed export taxes on hydrocarbon exports from Tierra del Fuego.  This tax began to impact the Company in late 2006.

•
Exploration expense increased by $1 million year-to-year primarily as a result of charges relating to 3D seismic acquired over our acreage in Tierra del Fuego and Agua Amarga, and less dry hole expense compared with 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

We have historically funded capital programs and past property acquisitions with internally generated cash flow. Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and dividends from our equity interest in Petrolera generate most of our cash flow. We have not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which makes financing difficult to obtain at reasonable terms. The Company ended 2008 with $33.8 million of cash and cash equivalents and no bank debt. Therefore, the turmoil currently impacting credit markets should not impact the Company as significantly as other E&P companies that have relied on deteriorating capital markets to fund capital expenditures.

As previously discussed in MD&A, world oil prices have dropped sharply from a record of $145 a barrel in July of 2008 to below $40 per barrel in December. The price of commodities exported from Argentina has also fallen sharply during this same period. As a result, Argentina’s economy is being impacted by the recession currently spreading throughout world economies and economic activity in the country has contracted. The Company currently finds itself in an environment in which refinery demand for Argentine oil production has decreased. During early 2009, world benchmark prices for oil have averaged around $40 per barrel and as such, over the near term, oil price realizations in Argentina are expected to decrease. Should existing conditions persist or worsen, the Company will reduce planned capital expenditures and, if necessary, reduce shareholder dividends in order to preserve cash.

Nevertheless, we believe that in the current economic environment the Company has the financial resources and liquidity necessary to meet future working capital needs, continue development drilling in its core properties, and fund cash bonus payments that may be negotiated for concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

In 2007, Petrolera arranged for a $50 million bank line of credit that bears interest at Libor plus 1.2 percent per annum agreed on a quarterly basis to fund its share of the acquisition cost for the Bajada del Palo concession and a portion of Petrolera’s capital expenditures. As of December 31, 2008, Petrolera had borrowed the full $50 million thereby using the entire line of credit with the bank. The principal of each borrowing made under the line of credit will be repaid in 15 quarterly installments beginning 18 months after the receipt of each disbursement.  Principal payments are scheduled to begin in the second quarter of 2009 and will end in the second quarter of 2013.

Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by its operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments. Due to increased capital spending for development and exploration activities in our Neuquén basin properties and Petrolera’s scheduled principal and interest payments, we expect to receive less dividends from Petrolera during the next four years compared with dividends paid over the past three years.

As previously described, the Company ended 2008 with cash and cash equivalents of $33.8 million, representing a decrease of $12.2 million during the year. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash

	Years Ended December 31,
	2008	2007	2006
	(Thousands)
Net cash provided (used) by:
Operating activities	$29,236	$34,479	$41,233
Investing activities	(31,105)	(27,844)	(11,386)
Financing activities	(10,317)	(10,322)	(8,855)
(Decrease) increase in cash and cash equivalents	$(12,186)	$(3,687)	$20,992

Operating Activities

Our net cash provided by operating activities in 2008 decreased by $5.2 million compared with 2007 due to a decrease in net income, which decreased primarily as a result of higher costs and operating expenses. During 2008, the Company received $7.0 million in dividends from its Argentine investment in Petrolera, compared with $12.5 million in 2007 and $15.5 million in 2006. Dividends from Argentine investments were lower in 2008 due to a decrease in Petrolera’s net income and increased capital expenditures in Entre Lomas, Bajada del Palo, and Agua Amarga.

Investing Activities

During 2008, we spent a record level of capital expenditures, or $32.2 million, of which $27.3  million was related to development and exploration drilling, and $4.7  million was spent on surface facilities. During 2007, capital expenditures totaled $19.4 million, of which $16.5 million was related to development and exploration drilling, and $2.9 million was spent on surface facilities. We also paid $7.3 million in 2007 to purchase our direct interest in the Bajada del Palo concession. Capital expenditures were $17.5 million for 2006.

We typically have a net change in cash and cash equivalents due to the purchase and receipt of proceeds from short-term investments depending on working capital needs. The net change of $1 million was favorable for 2008.

Financing Activities

The Company paid $10.3 million of dividends to its shareholders in 2008, $10.3 million in 2007, and $8.8 million in 2006.

Capital Expenditures Budget for 2009

Our approved 2009 capital expenditures provide for $22 million of development and exploration expenditures net to our direct working interests. We expect to have sufficient internally generated cash flows to fund our investment program. After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, our combined consolidated and equity capital expenditure budget including exploration expenditures for 2009 is $39 million. As previously mentioned, throughout 2009 we will review the Company’s capital program considering developing circumstances in the world economy and deteriorating energy markets with the view to reducing planned capital spending in order to preserve cash reserves.

Contractual Obligations

The table below summarizes the Company’s contractual obligations. We expect to fund these contractual obligations with cash generated from operating activities.

	Obligations per Period

	2009	2010	Thereafter	Total
	(Amounts in Thousands)

International oil and gas activities	$1,323	$818	$-	$2,141
Other long-term liabilities	-	-	2,568	2,568
Total	$1,323	$818	$2,568	$4,709

International oil and gas activities include rig commitments and estimates for remaining drilling or seismic investments pursuant to exploration permit work obligations. Please read Note 10 in the Notes to Consolidated Financial Statements for further discussion about other long-term liabilities which include pension obligations and asset retirement obligations.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil, natural gas and LPG, and our financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not used derivatives to hedge price volatility. As previously mentioned in MD&A, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. As a result, we can not accurately predict future prices, and therefore it is difficult for us to determine what effect increases or decreases in product prices may have on results of operations. The combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices has impacted the net back on the sale of crude oil in the domestic Argentine market.

Under current conditions, any change in the price of WTI when the WTI price is greater than $61 would not have any effect on our operating revenues, equity income, or net income. However, we estimate that a $1 fluctuation in the price of WTI when the WTI price is below $61 would on an annual basis cause a fluctuation in the Company’s operating revenue, equity income and net income of approximately $580 thousand, $370 thousand and $710 thousand, respectively. Because the average WTI price has been below $45 per barrel thus far in 2009, we expect that oil export tax rates will be re-determined by the government, which would affect negotiation of prices to be realized for oil sold in Argentina between the producers and refiners.

Foreign Currency and Operations Risk

Devaluation and inflation are linked. Devaluation of a country’s currency in comparison to other world currencies is generally the result of greater inflation levels in that country relative to other countries.

The Company’s operations are located in Argentina which has had a history of high levels of inflation and resultant currency devaluation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate. During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. Since 2003, the Argentine government has used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3.00:1.

Fluctuations in the peso to US dollar exchange rate generally impact us in two ways. The US dollar value of peso denominated financial assets and liabilities fluctuate with changes in the value of the Argentine peso. If the Company has positive net working capital denominated in pesos, a devaluation of the peso will reduce the US dollar value of that net working capital generating a foreign exchange loss. In the same scenario, a negative net working capital balance would generate a foreign exchange gain. Fluctuations in the peso to US dollar exchange rate also impact the dollar value of our gas revenues and expenses incurred in Argentina. Historically, our natural gas is priced in pesos and a significant portion of our operating expense and the general and administrative expenses we incur in Argentina are peso-denominated costs. Oil is priced in US dollars, hence, the value of oil revenues is only subject to currency fluctuations during the period our sales invoices remain outstanding. A devaluation of the peso reduces our gas revenues and peso-denominated costs. However, local governments can use monetary policy to control devaluation even in an environment of high inflation in the country and they generally do.

Argentina’s Central Bank has historically intervened to control exchange rates. As stated above, it has used monetary policy to stabilize Argentina’s peso to US dollar exchange rate during periods of high inflation. Over the last three years, we have experienced a sharp increase in our peso denominated production and lifting costs in great part due to local inflation without a corresponding level of devaluation. History demonstrates that because of government intervention, inflation and devaluation rarely move in tandem, rather they move in cycles. So, after an extended period of inflation without corresponding devaluation, a sudden sharp devaluation will occur in order to complete the cycle. Such a sudden devaluation will impact the company in the manner previously described. At December 31, 2008 the peso to US dollar exchange rate was 3.45:1.

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

In January 2002, the national Congress passed Emergency Law 25,561, which, among other things, overturned the convertibility plan. The government subsequently adopted a floating exchange rate. The Emergency Law directly impacted the Company by establishing a tax on the value of hydrocarbon exports effective April 1, 2002. The Emergency law also required domestic commercial transactions, or contracts for sales in Argentina that were previously denominated in US dollars, to be converted to pesos (“pesofication”) by liquidating those sales in Argentina at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a freeze on natural gas prices at the wellhead. With the price of natural gas pesofied and frozen, the US dollar equivalent price for natural gas in Argentina fell in direct proportion to the level of devaluation described in the next paragraph.

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

Cristina Kirchner, wife of former president Nestor Kirchner and former senator from the province of Santa Cruz, was elected to the presidency in October 2007.  Since then she has essentially pursued the same policies as her predecessor.

Over the last several years Argentina has been recovering from its economic crisis. The resurgence of economic growth is a positive indicator for the future. Although Argentina’s economy has improved considerably, growing at an annual rate of eight percent over the past six years, the country still finds itself in a delicate economic situation with high levels of external indebtedness and increasing inflation.

Over the last six years, the government has implemented various price control mechanisms in order to control inflation across many sectors of the economy. In order to shield the Argentine consumer from inflation, the government has implemented price controls over oil, diesel, gasoline and natural gas and imposed export taxes that result in lower energy prices in the country. These price controls together with higher taxes have impacted the balance of supply and demand for hydrocarbons leading to energy shortages which exist today in Argentina, and have created less favorable conditions for energy companies doing business in the country.  Given today’s world economic crisis and economic contraction, demand for Argentine exports has fallen off significantly and Argentina’s economy is now in contraction. The reduction in economic activity in the country has reduced the previously described energy shortages in Argentina.

A sharp drop in world commodity prices, including agricultural prices, has strained Argentina’s economy and the country’s trade balance. The sudden contraction of Argentina’s economy combined with sharply lower exports has reduced the government’s tax revenues, which has negatively impacted the government’s fiscal balance. We cannot predict how the government will react to this situation, what government policies will be implemented in response to these developments, or how potential government actions will impact the country’s energy sector and the Company in particular.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON
 INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Apco Argentina Inc.

We have audited Apco Argentina Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apco Argentina Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apco Argentina Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apco Argentina Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Apco Argentina Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apco Argentina Inc.

We have audited the accompanying consolidated balance sheets of Apco Argentina Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Argentina Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apco Argentina Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 12, 2009

APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in Thousands Except Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$33,789	$45,975
Short-term investments	-	1,097
Accounts receivable	9,120	9,611
Advances to joint venture partners	582	-
Inventory	2,689	1,599
Other current assets	2,351	5,969
Total Current Assets	48,531	64,251

Property and Equipment:
Cost, successful efforts method of accounting	160,600	128,635
Accumulated depreciation, depletion and amortization	(78,924)	(65,883)
	81,676	62,752

Argentine investment, equity method	71,711	62,338
Deferred Argentine income tax asset	767	615
Other assets	109	170

	$202,794	$190,126
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,644	$6,659
Advances from joint venture partners	153	3,258
Affiliate payables	1,674	454
Accrued royalties	783	774
Accrued liabilities	2,601	1,776
Argentine income taxes payable	-	984
Dividends payable	2,576	2,576
Total Current Liabilities	15,431	16,481

Long-term liabilities	2,568	2,287
Minority Interest in Subsidiaries	184	166

Shareholders' Equity:
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 29,441,244
shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,270)	(1,201)
Retained earnings	176,481	162,993
Total Shareholders' Equity	184,611	171,192

	$202,794	$190,126

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in Thousands Except Per Share Amounts)
REVENUES:
Oil revenues	$56,182	$50,591	$48,435
Natural Gas revenues	7,073	6,949	5,546
LPG revenues	4,282	4,114	3,971
Other	1,579	852	263
TOTAL OPERATING REVENUES	69,116	62,506	58,215

COSTS AND OPERATING EXPENSES:
Production and lifting costs	15,820	11,133	7,100
Provincial production taxes	7,934	6,966	6,430
Transportation and storage	1,259	1,080	936
Selling and administrative	7,056	5,423	4,512
Depreciation, depletion and amortization	13,278	9,764	8,445
Exploration expense	5,577	2,162	1,163
Argentine taxes other than income	3,217	4,295	2,778
Foreign exchange losses (gains)	537	(20)	67
Other expense	1,429	1,055	1,133
	56,107	41,858	32,564
TOTAL OPERATING INCOME	13,009	20,648	25,651
INVESTMENT INCOME
Interest and other income	1,111	1,477	1,752
Equity income from Argentine investments	16,375	17,403	22,391
	17,486	18,880	24,143
Minority interest expense	32	36	46
Income before Argentine income taxes	30,463	39,492	49,748
Argentine income taxes	6,670	8,143	9,686

NET INCOME	$23,793	$31,349	$40,062

Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.81	$1.06	$1.36

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	(Amounts in Thousands Except Per Share Amounts)

BALANCE, January 1, 2006 (1)	$74	$9,326	$(549)	$111,454	$120,305
Comprehensive Income:
Net Income	-	-	-	40,062	40,062
Minimum pension liability of equity and consolidated
interests (net of Argentine taxes of $239)	-	-	(443)	-	(443)
Total Comprehensive Income					39,619
Cumulative adjustment in equity investee's other
comprehensive income	-	-	(270)	-	(270)
Equity and consolidated interests in adjustment to initially
apply SFAS No. 158 (net of Argentine taxes of $44)	-	-	(83)	-	(83)
Dividends declared ($0.3250 per share)	-	-	-	(9,568)	(9,568)
BALANCE, December 31, 2006	74	9,326	(1,345)	141,948	150,003
Comprehensive Income:
Net Income	-	-	-	31,349	31,349
Pension plan liability adjustment in equity and consolidated
interests (net of Argentine taxes of $60)	-	-	144	-	144
Total Comprehensive Income					31,493
Four-for-one share split effected as share dividend	221	(221)			-
Dividends declared ($0.35 per share)	-	-	-	(10,304)	(10,304)
BALANCE, December 31, 2007	295	9,105	(1,201)	162,993	171,192
Comprehensive Income:
Net Income	-	-	-	23,792	23,792
Pension plan liability adjustment in equity and consolidated
interests (net of Argentine taxes of $37)	-	-	(69)	-	(69)
Total Comprehensive Income					23,723
Dividends declared ($0.35 per share)	-	-	-	(10,304)	(10,304)
BALANCE, December 31, 2008	$295	$9,105	$(1,270)	$176,481	$184,611

(1) The accumulated other comprehensive loss at 12/31/06 consists entirely of the adjustment related to pension plan liability

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(Amounts in Thousands Except Per Share Amounts)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$23,793	$31,349	$40,062
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(16,375)	(17,403)	(22,391)
Dividends from Argentine investments	6,962	12,523	15,500
Deferred income tax benefit	(215)	(605)	319
Depreciation, depletion and amortization	13,278	9,764	8,445
Changes in accounts receivable	491	(2,147)	(91)
Changes in inventory	(656)	(290)	(403)
Changes in other current assets	3,894	(4,289)	(103)
Changes in accounts payable	985	2,687	789
Changes in advances from joint venture partners	(3,688)	3,258	(271)
Changes in affiliate payables	1,220	146	(511)
Changes in accrued liabilities	100	484	474
Changes in Argentine income taxes payable	(1,086)	(2,431)	(178)
Minority interest in consolidated subsidiaries	32	36	43
Other, including changes in noncurrent assets and liabilities	501	1,397	(451)
Net cash provided by operating activities	29,236	34,479	41,233
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(32,202)	(19,433)	(17,513)
Purchase of producing properties	-	(7,314)	-
Short-term investments:
Purchase of short-term investments	(17,130)	(7,780)	(14,000)
Proceeds from short-term investments	18,227	6,683	20,127
Net cash used in investing activities	(31,105)	(27,844)	(11,386)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	(13)	(18)	(23)
Dividends paid	(10,304)	(10,304)	(8,832)
Net cash used in financing activities	(10,317)	(10,322)	(8,855)

(Decrease) increase in cash and cash equivalents	(12,186)	(3,687)	20,992

Cash and cash equivalents at beginning of period	45,975	49,662	28,670

Cash and cash equivalents at end of period	$33,789	$45,975	$49,662
Supplemental disclosures of cash flow information:
Cash paid during the year for Argentine income taxes	$6,778	$8,053	$7,136

The accompanying notes are an integral part of these consolidated financial statements.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Summary of Significant Accounting Policies

General Information and Principles of Consolidation

Apco Argentina Inc. is an international oil and gas exploration and production company. Exploration and production will be referred to as “E&P” in this document. Apco began E&P activities in Argentina in the late 1960s, and as of December 31, 2008, had interests in seven oil and gas producing concessions and one exploration permit in Argentina.

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

The Company proportionately consolidates its direct working interest of the accounts of its joint ventures into its consolidated financial statements. The following table details the areas and provinces where we have E&P operations and our respective working interests in those areas:

Area	Province	Working Interest
Entre Lomas	Neuquén / Río Negro	23.00%
Bajada del Palo	Neuquén	23.00%
Agua Amarga	Río Negro	23.00%
Acambuco	Salta	1.50%
Río Cullen	Tierra del Fuego	25.78%
Las Violetas	Tierra del Fuego	25.78%
Angostura	Tierra del Fuego	25.78%
Cañadón Ramirez *	Chubut	81.82%

* In an area of mutual interest covering the western half of the Cañadón Ramirez concession, the Company has a direct working interest of 42 percent pursuant to a farm-out agreement executed in 2007.

Our principal operations are our 23 percent participation in the Entre Lomas concession (Entre Lomas, an unincorporated joint venture), and a 40.803 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 2). Petrolera owns a 73.15 percent working interest in the Entre Lomas concession. On a total company consolidated basis, Apco Argentina Inc. owns an effective 40.724% of Petrolera.  Consequently, the Company’s combined direct and indirect interests in the Entre Lomas joint venture total 52.79 percent. In 2007, the partners created two new joint ventures consisting of the same partners with the same interests in order to expand operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén.

The Company relinquished its interest in the Yacimiento Norte 1/B Block, an exploration permit referred to as “Capricorn,” at the end of 2008.

We sometimes refer to our interests in three concession located on the island of Tierra del Fuego as the “TDF concessions.”

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In July 2008, a subsidiary of the Company, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

As of December 31, 2008, all of the Company’s operating revenues and equity income, and all of its long-lived assets were in Argentina.

A wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) currently owns 68.96 percent of the outstanding ordinary shares of the Company.

In August 2007, the Company’s annual general meeting of shareholders was held in Tulsa, Oklahoma. At the meeting, shareholders approved an increase in the number of authorized shares to 60,000,000 ordinary shares, par value of U.S. $0.01, which is equal to an authorized share capital of $600,000.

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

Summary of Significant Accounting Policies

Use of Estimates

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

SFAS No. 143 requires measurements of asset retirement obligations to include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium. We have no examples of credit-worthy third parties in the energy industry who are willing to assume this type of risk for a determinable price. Therefore, because we cannot reasonably estimate such a market-risk premium, we excluded it from our estimates of ARO liabilities.

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

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer of a business recognizes and measures, principally at fair value, in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also requires the expensing of acquisition-related costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.  The impact SFAS No. 141(R) will have on our Consolidated Financial Statements when effective, will depend upon the nature, terms and size of any acquisitions consummated after January 1, 2009.

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
Beginning January 1, 2009, we will apply SFAS No. 160 prospectively with the exception of the presentation and disclosure requirements which must be applied retrospectively for all periods presented.

In November 2008, the FASB issued EITF 08-6, “Accounting for Equity Method Investments Considerations.” The Issue clarifies that an equity method investor is required to continue to recognize an other-than temporary impairment of their investment in accordance with APB Opinion No. 18. Also, an equity method investor should not separately test an investee’s underlying assets for impairment. However, an equity method investor should recognize their share of an impairment charge recorded by an investee. This Issue will be effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy would not be permitted. Beginning January 1, 2009, we will apply the guidance provided in this Consensus as required.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)	Investment in Argentine Oil and Gas Companies

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

In 2007, Petrolera arranged for a $50 million bank line of credit that bears interest at Libor plus 1.2 percent per annum agreed on a quarterly basis to fund its share of the acquisition cost for the Bajada del Palo concession and a portion of Petrolera’s capital expenditures. As of December 31, 2008, Petrolera has borrowed the full $50 million thereby using the entire line of credit with the bank. The principal of each borrowing made under the line of credit will be repaid in 15 quarterly installments beginning 18 months after the receipt of each disbursement.  Principal payments are scheduled to begin in the second quarter of 2009 and will end in the second quarter of 2013.

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investments.  Dividends from Petrolera are recorded as reductions of the Company’s investment. At December 31, 2008, cumulative undistributed earnings in Petrolera were $125.3 million.

Petrolera’s financial position at December 31, 2008 and 2007 is as follows.  Amounts are stated in thousands:

	2008	2007

Current assets	$60,538	$47,547
Non current assets	193,867	163,006
Current liabilities	33,226	18,590
Non current liabilities	46,707	40,326

Petrolera’s results of operations for the years ended December 31, 2008, 2007 and 2006 are as follows.  Amounts are stated in thousands:

	2008	2007	2006

Revenues	$179,980	$155,926	$155,401
Expenses other than income taxes	116,842	83,596	68,002
Net income	39,932	45,023	54,871

(3)	Cash Equivalents

Cash equivalents include highly liquid bank deposits of $28 million and $36.7 million as of December 31, 2008 and 2007, respectively, with interest rates ranging from 0.0279 – 4.625 percent in 2008 and 4.125 – 5.38 percent in 2007. The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents.

(4)	Short-Term Investments

Short-term investments include only bank time deposits with a maturity greater than three months.  At December 31, 2008 and 2007, the balance of such deposits was zero and $1.1 million, respectively.

(5)	Major Customers

Sales to customers with greater than ten percent of total operating revenues consists of the following:

	For the Years Ended December 31,
	2008	2007	2006
Petrobras Energía S.A	76.5%	74.4%	88.3%

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of the Company’s customer and upon expiration, the oil sales contract with this customer will be extended or replaced.

(6)	Related Party Transactions

The Company incurred expenses in 2008, 2007, and 2006, from Williams and affiliates for management services,  overhead allocation, rent, general and administrative expenses (including the costs of compensating employees of Williams who allocate a portion of their time to managing the affairs of the Company), internal audit services, and purchases of materials and supplies.  These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company sold hydrocarbons to Petrobras Energía S.A., the majority shareholder of Petrolera Entre Lomas S.A, in 2008, 2007, and 2006.

The Company and Northwest Argentina Corporation (“NWA”), a wholly owned subsidiary of Williams, each own a 1.5 percent interest in the Acambuco concession. NWA has no employees and its sole asset is its interest in Acambuco. The Company’s branch office in Argentina provides administrative assistance to NWA. Specifically, the Company pays cash calls and collects revenues pertaining to NWA’s interest.

Accounts Receivable		December 31,
		2008	2007

Petrobras Energía S.A.		$2,265	$6,275

Affiliate Payable

Williams Production Company LLC (1)		$316	$589
Northwest Argentina Corporation (2)		1,274	(137)
The Williams Companies, Inc.		84	2
		$1,674	$454

Revenues from hydrocarbons sold	2008	2007	2006

Petrobras Energía S.A.	$51,686	$45,773	$51,192

Expenses

Williams Production Company LLC (1)	$1,266	$913	$699
The Williams Companies, Inc.	79	79	77
	$1,345	$992	$776

(1) Williams Production Company LLC is a wholly owned subsidiary of The Williams Companies, Inc.
(2) Northwest Argentina Corporation is a wholly owned subsidiary of The Williams Companies, Inc.

     (7)  Accrued liabilities

At December 31, 2008 and 2007 accrued liabilities consisted of the following:
	2008	2007

Taxes other than income payable	$531	$317
Accrued payroll and other general and adminstrative expenses	541	732
Accrued oil and gas expenditures	671	-
Accrued landowner costs	300	-
Other	558	727
	$2,601	$1,776

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(8) Income and Other Argentine Taxes

The Company incorporated in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., generally is not subject to U.S. income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax and, consequently, the Company believes its earnings are not subject to U.S. income taxes or Cayman Islands income or corporation taxes. All of the Company’s income during 2008, 2007, and 2006 was generated outside the United States.

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

	Twelve Months Ended
	December 31,
	2008	2007	2006
Argentine income taxes:
Current	$6,885	$8,748	$9,367
Deferred	(215)	(605)	319
Income tax expense	$6,670	$8,143	$9,686

Reconciliations from the provision for income taxes from continuing operations at the Argentine statutory rate to the realized provision for income taxes as follows:

	2008	2007	2006

Provision at statutory rate	$10,674	$13,822	$17,412
Increases (decreases) in taxes resulting from:
Equity income previously taxed in Argentina	(5,703)	(6,091)	(7,837)
Expenses incurred in non-tax jurisdictions	1,374	1,094	862
Income received in non-tax jurisdictions	(717)	(1,461)	(1,619)
US dollar remeasurement effect	713	779	868
Other - net	329	-	-
	$6,670	$8,143	$9,686

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Argentine income taxes (prepaid) or payable at December 31, 2008 and 2007 were $(102) thousand and $984 thousand, respectively. The deferred Argentine income tax benefit relates primarily to certain costs capitalized for Argentine tax purposes that are expensed for U.S. reporting purposes. The deferred tax asset at December 31 for each of the years presented consists of the following.  Amounts are stated in thousands:

	2008	2007
Deferred tax assets:
Defined contribution retirement plan accrual	$165	$152
Property basis difference and asset retirement obligation	162	85
Retirement plan obligations	440	378
Total deferred tax assets	$767	$615

As of December 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years and the tax years 2003 through 2008 remain open to examination.

Tax Disputes - Obligatory Savings Deposit

In August 1993, the Dirección General Impositiva (“DGI”), the Argentine taxing authority, made a claim against Petrolera for a delinquent Obligatory Savings Deposit pertaining to the Entre Lomas joint venture operations, which including interest and indexation for inflation, amounted to 9.2 million Argentine pesos. The Entre Lomas partners did not pay the deposit because of the tax exemption provision included in the original Entre Lomas contract 12,507.  After a lengthy judicial process, the Entre Lomas joint venture partners paid the 9.2 million Argentine peso obligatory savings deposit in twelve equal installments during the period July 2000 through June 2001. At the time of payment, the US dollar to Argentine peso exchange rate was 1:1 and the payment was equivalent to $9.2 million, or $2.1 million net to the Company’s direct participation and $2.7 million net to the Company’s equity interest in Petrolera. The devaluation of the Argentine peso in 2001 and 2002 resulted in a substantial loss in the dollar value of deposit that was recognized by the Company as foreign exchange losses in those years. Originally, a request for reimbursement of the deposit was made in June 2005. It was subsequently determined that the due date for reimbursement of the deposit is five years from the date the joint venture partners paid the last installment, or June 30, 2006. On June 27, 2006, Petrolera filed a request for reimbursement on behalf of the joint venture partners. As of the date of this report, Petrolera has not yet received an official written response from the DGI.

In 2007, the Company recorded a provision for doubtful accounts of $745 thousand for its 23 percent direct interest in the obligatory savings deposit against its financial income and recorded a provision for doubtful accounts of $967 thousand pertaining to its equity interest in Petrolera against its equity income from Petrolera. As of December 31, 2008, the Company has recorded an allowance for doubtful accounts of $682 thousand for its 23 percent direct interest in the obligatory savings deposit and recorded a provision for doubtful accounts of $886 thousand pertaining to its equity interest in Petrolera.  The Company had recorded an allowance for doubtful accounts of $745 thousand and zero for its 23 percent direct interest in the obligatory savings deposit at December 31, 2007 and 2006, respectively.  The Company had also recorded an allowance for doubtful accounts pertaining to its equity interest in Petrolera of $967 thousand and zero at December 31, 2007 and 2006, respectively.

The change in the provision for doubtful accounts is due to the U.S. dollar remeasurement of the provision at the year end peso exchange rate.  The change in the Company’s provision pertaining to its 23 percent direct interest was recorded against its financial income and the change in the provision pertaining to its equity interest in Petrolera was recorded against its equity income from Petrolera.

APCO ARGENTINA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(9)	Defined Contribution Retirement Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees.  Assuming the current level of staffing, it is expected that future annual contributions will range between $50 to $150 thousand and will be charged to expense as disbursed. In February 2009, the Company made a contribution of $77 thousand.  This amount was accrued as administrative expense in 2008. The total amount expensed in 2007 was $111 thousand.  Plan contributions are based on employees’ current levels of compensation and years of service. Employees vest at a rate of 20 percent per year with full vesting after five years.

     (10) Long-Term Liabilities

At December 31, 2008 and 2007, long-term liabilities consisted of the following.  Amounts are stated in thousands:

	2008	2007
Long-term liabilities
Retirement plan obligations	$942	$882
Asset retirement obligations	1,458	1,405
Other	168	-
	$2,568	$2,287

Retirement plan obligations represent the Company’s proportionate share of the obligation arising from the pension plan that covers all employees of Petrolera, the operator of the Entre Lomas concession. The Company’s proportionate share of the projected benefit obligation at December 31, 2008 and 2007, was $2.3 million and $2.1 million, respectively, while the fair value of plan assets (which are invested in money market mutual funds and treasury federal funds) was $1.3 million and $1.2 million, respectively.  The Company expects its contributions in 2009 to be less than $200 thousand.

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

     (12) Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in Thousands Except Per Share Amounts)
2008
Operating revenues	$15,605	$17,500	$17,675	$18,336
Costs and expenses	11,122	13,652	14,818	16,515
Equity income from Argentine investments	3,229	4,411	3,929	4,806
Net income	6,449	7,192	5,727	4,425
Net income per ordinary share	0.22	0.24	0.19	0.15

2007
Operating revenues	$14,272	$15,015	$15,883	$17,336
Costs and expenses	9,896	9,421	10,045	12,496
Equity income from Argentine investments	4,792	4,603	4,956	3,052
Net income	7,694	8,323	8,935	6,397
Net income per ordinary share	0.26	0.28	0.30	0.22

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Oil and Gas Reserves

The following table summarizes changes in quantities and balances of net proved oil, condensate and plant product reserves for all the Company’s interests in Argentina for each of the years presented. Ninety-nine percent of net proved reserves as of December 31, 2008, were reviewed and certified by the Company’s independent reserve engineer, Ralph E. Davis Associates, Inc., and one percent was audited by Gaffney, Cline & Associates, Inc. Ninety-six percent of the net proved reserves as of December 31, 2007, was estimated by Ryder Scott Company, L.P., and four percent was reviewed by DeGolyer and MacNaughton. All of the net proved reserves as of December 31, 2006, were estimated by Ryder Scott Company, L.P.

Proved Oil, Condensate and Plant Products

	(Millions of Barrels)
	Consolidated Interests	Equity Interests

December 31, 2005	9.9	13.3
Revisions of previous estimates:
Engineering revisions	0.1	-
Extensions and discoveries	0.7	0.4
Reclassification from equity interest to consolidated interest	0.9	(0.9)
Production	(1.2)	(1.4)
December 31, 2006	10.4	11.4

Proved developed as of December 31, 2006	6.1	7.0
Proved undeveloped as of December 31, 2006	4.3	4.4

December 31, 2006	10.4	11.4
Revisions of previous estimates:
Engineering revisions	0.2	-
Extensions and discoveries	0.4	0.5
Acquisition of reserves	0.4	0.5
Production	(1.3)	(1.4)
December 31, 2007	10.1	11.0

Proved developed as of December 31, 2007	6.2	6.8
Proved undeveloped as of December 31, 2007	3.9	4.2

December 31, 2007	10.1	11.0
Revisions of previous estimates:
Engineering revisions	(0.1)	0.2
Extensions and discoveries	0.9	0.9
Production	(1.4)	(1.6)
December 31, 2008	9.5	10.5

Proved developed as of December 31, 2008	6.4	6.9
Proved undeveloped as of December 31, 2008	3.1	3.6

•
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

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

The following table summarizes changes in quantities and balances of net proved natural gas reserves for all the Company’s interests in Argentina for each of the years presented. As of December 31, 2008, 85 percent of the net proved reserves was reviewed and certified by the Company’s independent reserve engineer, Ralph E. Davis, Inc., and 15 percent was audited by Gaffney, Cline & Associates, Inc.. As of December 31, 2007 and 2006, all of our net proved natural gas reserves were estimated by Ryder Scott Company, L.P.

Natural Gas
	(Billions of Cubic Feet)
	Consolidated Interests	Equity Interests

December 31, 2005	33.5	47.3
Revisions of previous estimates:
Engineering revisions	3.0	2.4
Extensions and discoveries	5.1	0.3
Reclassification from equity interest to consolidated interest	18.1	(18.1)
Production	(5.6)	(4.0)
December 31, 2006	54.1	27.9

Proved developed as of December 31, 2006	34.9	22.0
Proved undeveloped as of December 31, 2006	19.2	5.9

December 31, 2006	54.1	27.9
Revisions of previous estimates:
Engineering revisions	2.1	(0.8)
Extensions and discoveries	1.6	0.6
Acquisition of reserves	-	-
Production	(6.2)	(3.6)
December 31, 2007	51.6	24.1

Proved developed as of December 31, 2007	33.7	19.2
Proved undeveloped as of December 31, 2007	17.9	4.8

December 31, 2007	51.6	24.1
Revisions of previous estimates:
Engineering revisions	9.9	1.6
Extensions and discoveries	6.3	1.6
Production	(6.2)	(3.4)
December 31, 2008	61.6	23.9

Proved developed as of December 31, 2008	40.3	18.8
Proved undeveloped as of December 31, 2008	21.3	5.1

•
A portion of the Company’s natural gas reserves are consumed in field operations. The volume of natural gas reserves for 2006, 2007, and 2008 estimated to be consumed in field operations included as proved natural gas reserves within consolidated interest is 17.6 bcf, 16.5 bcf, and 14.8 bcf, respectively, and within the equity interest is 15.5 bcf, 15.6 bcf, and 13.7 bcf.

•
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

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

The increase in total proved net oil and gas reserves for 2008 is attributable to three factors: (i) successful results of development drilling that resulted in upgrading reserves previously classified as probable and possible to proved; (ii) successful exploration discoveries; and (iii) increases associated with continued favorable performance of proved producing wells. There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during any of the years presented.

Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes for each of the years presented, the standardized measure of discounted future net cash flows from proved oil and gas reserves that could be produced from all of the concessions in which the Company holds interests in Argentina:

	(Millions of Dollars) (5)
	Consolidated Interests	Equity Interests
As of December 31, 2008
Future cash inflows (1,2,6)	$555	$520
Future production and development costs (3,6)	(256)	(257)
Future income tax expenses (4)	(66)	(73)
Future net cash flows	233	190
10% annual discount for estimated timing of cash flows	(72)	(59)
Standardized measure of discounted future net cash flows	$161	$131
As of December 31, 2007
Future cash inflows (1,2,6)	$504	$490
Future production and development costs (3,6)	(241)	(252)
Future income tax expenses (4)	(66)	(69)
Future net cash flows	197	169
10% annual discount for estimated timing of cash flows	(65)	(54)
Standardized measure of discounted future net cash flows	$132	$115
As of December 31, 2006
Future cash inflows (1,2,6)	$512	$514
Future production and development costs (3,6)	(243)	(255)
Future income tax expenses (4)	(86)	(84)
Future net cash flows	183	175
10% annual discount for estimated timing of cash flows	(63)	(60)
Standardized measure of discounted future net cash flows	$120	$115

(1)	Estimates are made of quantities and timing of future production of oil and gas reserves.
(2)
Estimates of gross revenues from sales are made using prices in effect at December 31 for each year presented. The year-end per barrel oil price for 2008 was $46.94, compared with $42.35 and $41.90 for 2007 and 2006 respectively. Gas prices for all years are based on gas sales contracts in effect during the respective years.

(3)	Estimated production, transportation, marketing and development costs are based on the current cost of similar services and include all future capital expenditures.
(4)	Estimated taxes consider all taxes to which the Company is subject in Argentina.
(5)	Conversion of U.S. dollars is made utilizing the rate of exchange at December 31 for each of the years presented.
(6)
Values for natural gas consumed in field operations are included both as revenues in future cash inflows and as gas consumption expense in future production and development costs. For the years 2006, 2007 and 2008, the amounts attributable to gas consumption values included in Consolidated Interests are $26 million, $22 million and $27 million, respectively, and in Equity Interest are $26 million, $21 million and $24 million, respectively.

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

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

Total including equity interests.

	(Millions of Dollars)
	2008	2007	2006

Revenues, net of production costs	$(106)	$(100)	$(103)
Net changes in prices and production costs	59	(5)	(6)
Additions and revisions of previous estimates	88	28	43
Acquisition of reserves	-	9	-
Changes in estimated development costs	(72)	(21)	(44)
Development costs incurred during current period	58	35	29
Net changes in Argentine taxes	3	33	(3)
Changes in production rates, timing, and other	(15)	1	6
Accretion of discount	30	32	38
Net increase in standardized measure	$45	$12	$(40)

Drilling Activity

The following tables summarize drilling activity by number and type of well for the periods indicated:

	Years Ended December 31,
	2008			2007			2006
		Net	Net		Net	Net		Net	Net
		Consolidated	Equity		Consolidated	Equity		Consolidated	Equity
	Gross	Interest	Interest	Gross	Interest	Interest	Gross	Interest	Interest
Development:
Productive	55.0	13.0	12.8	40.0	9.0	11.0	44.0	10.3	8.6
Non-Productive	6.0	1.5	0.0	1.0	0.3	0.0	1.0	0.2	0.3
	61.0	14.5	12.8	41.0	9.3	11.0	45.0	10.5	8.9
Exploratory:
Productive	7.0	1.64	1.79	1.0	0.23	0.30	1.0	0.23	0.30
Non-Productive	4.0	1.11	0.00	1.0	0.25	0.00	4.0	1.59	0.00
	11.0	2.74	1.79	2.0	0.48	0.30	5.0	1.8	0.3
Total:
Productive	62.0	14.6	14.6	41.0	9.3	11.3	45.0	10.5	8.9
Non-Productive	10.0	2.6	0.0	2.0	0.6	0.0	5.0	1.8	0.3
	72.0	17.3	14.6	43.0	9.8	11.3	50.0	12.3	9.2

Productive Well Count and Acreage

The following table sets forth our productive oil and gas wells as of December 31, 2008:

		Net	Net
	Gross	Consolidated Interests	Equity Interests

Productive Oil & Gas Wells

Oil	485	112	136
Gas	61	14	7
Total	546	126	143

The following table summarizes our acreage as of December 31, 2008:

		Net	Net
	Gross	Consolidated Interests	Equity Interests

Acreage

Developed	67,525	17,633	13,841
Undeveloped	1,102,899	207,311	101,633

Capitalized Costs Related to Oil and Gas Producing Activities

Total capitalized costs related to oil and gas producing activities for the Company’s consolidated interests are as follows:

(Amounts in thousands)	2008	2007

Proved oil and gas properties	$156,474	$124,721
Unproved oil and gas properties	3,474	3,374
	159,947	128,095
Accumulated depreciation, depletion and amortization	(78,426)	(65,414)
Total	$81,521	$62,681

APCO ARGENTINA INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Total capitalized costs related to oil and gas producing activities net to the Company’s equity interests included in the balance sheet of our equity investee, Petrolera, are as follows:

Capitalized costs related to Petrolera:

(Amounts in thousands)	2008	2007

Proved oil and gas properties	$154,493	$137,123
Unproved oil and gas properties	4,200	580
	158,693	137,703
Accumulated depreciation, depletion and amortization	(90,533)	(77,072)
Total	$68,160	$60,631

Costs Incurred in Acquisitions, Exploration, and Development

The following table details costs incurred for acquisitions, exploration, and development made by the Company during 2008, 2007 and 2006. Costs incurred include capitalized and expensed items.

(Amounts in Millions)	Consolidated Interests	Equity Interests

For the year ended December 31, 2008
Acquisition	$-	$-
Exploration	8.8	6.7
Development	27.3	24.8
Asset retirement obligations	0.1	0.1
Total	$36.2	$31.6

For the year ended December 31, 2007
Acquisition:
Proved properties	$5.3	$6.8
Unproved properties	2.0	2.6
Exploration	4.1	1.9
Development	17.2	17.7
Asset retirement obligations	0.2	0.3
Total	$28.8	$29.4

For the year ended December 31, 2006
Acquisition	$-	$-
Exploration	-	-
Development	18.0	13.0
Asset retirement obligations	(1)	-
Total	$17.4	$13.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Disclosure Controls) will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report.  This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

See “Management’s Annual Report on Internal Control over Financial Reporting” set forth in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The Company’s articles of association provide for a board of directors of not less than three and not more than nine persons.  The articles of association also provide that at each annual general meeting of shareholders one-third of the directors, or if their number is not three or a multiple of three, then the number nearest one-third, shall retire from office. The directors to retire in every year are those who have been longest in office since their last election and retiring directors are eligible to be re-elected as directors. Between persons who become directors on the same day those to retire are determined by lot unless they otherwise agree among themselves as to who will retire. Directors appointed by the board of directors to fill a vacancy or as an addition to the existing directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the directors who are to retire by rotation as described above.  Messrs. Bryan K. Guderian and Piero Ruffinengo were last elected as directors at the annual general meeting of shareholders held in 2007.  Messrs. Keith E. Bailey and Messrs. Ralph A. Hill were last elected as directors at the annual general meeting of shareholders held in 2008.  The number of directors is currently seven and if this number remains the same by the next annual general meeting of shareholders, the term of Mr. John H. Williams and the term of one of Robert J. LaFortune or Rodney J. Sailor will expire at such meeting.  Executive officers of the Company are elected by the board of directors and hold office until relieved of such office by action of the board of directors.

The following table sets forth certain information with respect to the Company’s executive officers and members of the board of directors.

Name	Age	Position

Ralph A. Hill	49	Chairman of the Board, Chief Executive Officer and Director
Landy L. Fullmer	56	Chief Financial Officer, Chief Accounting Officer, Controller and Vice President
Thomas Bueno	57	President and Chief Operating Officer
Keith E. Bailey	66	Director
Bryan K. Guderian	49	Director
Robert J. LaFortune	82	Director
Piero Ruffinengo	64	Director
Rodney J. Sailor	50	Director
John H. Williams	90	Director

Business Experience

Mr. Hill has served as a director of the Company, chairman of the board of directors, and chief executive officer since 2002 and as senior vice president and general manager of several subsidiaries in the petroleum services and exploration and production units of The Williams Companies, Inc. (“Williams”) since 1998.  He has also held various management positions with the Williams Energy Services business unit of Williams since 1993.  Mr. Hill has served as a director of Petrolera Entre Lomas S.A. since 2003.

Mr. Fullmer has served as the Company’s chief financial officer since 2003 and as chief accounting officer and controller of the Company since 2005. He currently serves as the director of finance and accounting business partner for the Exploration and Production unit of Williams. Mr. Fullmer served as the director of accounting/controller for the Exploration and Production unit of Williams from 1996 to 2007.

Mr. Bueno has served as president and chief operating officer of the Company since 2002.  He served as a director of the Company from 1998 until becoming president in 2002 and he served as general manager from 1999 to 2003.  Mr. Bueno has been employed by Williams since 1984 and has held various positions with the Company since 1985.  He has served as a director of Petrolera Entre Lomas S.A. since 1991.

Mr. Bailey has served as a director of the Company since 2002.  He has served as a director of Mark West Energy Partners, L.P. since 2005, as a director of AEGIS Insurance Services Inc. since 2001, and as a director of Integrys Energy Group, Inc. since February 2007.  He served as a director of People’s Energy from 2005 to February 2007, when People’s Energy merged with Integrys Energy Group, Inc.  He served as chairman of the board of directors and chief executive officer of Williams from 1994 to 2002, as president from 1992 to 1994 and as executive vice president from 1986 to 1992.  Mr. Bailey previously served as a director of the Company from 1987 to 1998 and as the Company’s chairman of the board from 1992 to 1996.  He served as a director of Petrolera Entre Lomas S.A. from 1988 to 1999.

Mr. Guderian has served as a director of the Company since 2002.  He has also served as vice president of Williams’ Exploration and Production unit since 1998 and as a director of Petrolera Entre Lomas S.A. since 2003.

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

Mr. Sailor has served as a director of the Company since 2006.  He has served as vice president and treasurer of Williams since 2005. Mr. Sailor served as assistant treasurer of Williams from 2001 to 2005 and was responsible for capital structuring and capital markets transactions, management of Williams’ liquidity position, and oversight of Williams’ balance sheet restructuring program. Mr. Sailor served as vice president of strategic international development and Latin America for the former telecommunications business unit of Williams from 1999 to 2001. He held various positions at Williams involving international finance, corporate finance, strategic planning and development, and accounting from 1985 to 1999.

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

Mr. Ruffinengo has served as a director of the Company since 2002.  He has been engaged in the private practice of law in Salt Lake City, Utah since 1984.  He served the Company as a consultant from 1984 through 1999.  Mr. Ruffinengo has served as a director of Petrolera Entre Lomas S.A. from 2002 to 2003 and, intermittently, from the early 1970’s through 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and The Nasdaq Stock Market reports of ownership of Company securities and changes in reported ownership.  Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2008 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s directors, officers and employees. The Code of Ethics is consistent with the criteria for codes of ethics and conduct established by the rules of the U.S. Securities and Exchange Commission and the listing standards of The Nasdaq Stock Market. The Code of Ethics is available on our Internet website at http://www.apcoargentina.com.  We will also provide, free of charge, a copy of any of our Code of Ethics upon written request to the Corporate Secretary, Apco Argentina Inc., 3500 One Williams Center, Tulsa, Oklahoma 74172.

Corporate Governance

Audit Committee

The Company’s board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934.  The members of the audit committee include Messrs. Bailey, LaFortune, Ruffinengo and Williams.  The board of directors has determined that each of these persons meets the independence and other qualification requirements of the rules of The Nasdaq Stock Market.  In addition, the board of directors has determined that Mr. Bailey qualifies as an “audit committee financial expert” as defined by the rules of the SEC.  Biographical information for Mr. Bailey is set forth above under the caption “Business Experience.”  For more information about the audit committee, please read “Certain Relationships and Related Transactions, and Director Independence — Corporate Governance” and “Principal Accountant Fees and Services.”

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is managed by the employees of Williams and all of our executive officers are employees of Williams.  The Company’s executive officers are compensated directly by Williams rather than by the Company.  All decisions as to the compensation of the Company’s executive officers are made by Williams.  Therefore, the Company does not have any policies or programs relating to compensation of its executive officers and does not make any decisions relating to such compensation.  A full discussion of the policies and programs of Williams will be set forth in the proxy statement for Williams’ 2009 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.” Williams charges the Company, pursuant to an administrative services agreement, an annual flat fee for the services of certain Williams’ employees, other than Mr. Bueno, who dedicate a significant amount of time to the affairs of the Company. Williams also charges the Company, pursuant to the terms of the same agreement, a fee for Mr. Bueno’s services based on both his actual total compensation and an estimated percentage of his time that is dedicated to performing services for the Company.  Please read “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement and — Review, Approval or Ratification of Transactions with Related Persons” for more information regarding this arrangement.

Executive Compensation

In 2008, the Company incurred an allocated charge of $160,793 for Mr. Bueno's salary and $95,963 for his cash incentive bonus. In 2007, the Company incurred an allocated charge of $140,511 for Mr. Bueno's salary and $86,263 for his cash incentive bonus.  In 2006, the Company incurred an allocated charge of $119,732 for Mr. Bueno's salary and $74,542 for his cash incentive bonus.  Each year the Company also incurs a charge for Mr. Bueno’s benefits, including without limitation his pension and welfare benefits, which charge is equal to approximately 33 percent of the allocated charge incurred by the Company for Mr. Bueno’s salary in that year.  This benefits charge was $53,598 in 2008, $46,837 in 2007, and $39,907 in 2006.

Further information regarding the compensation of our principal executive officer, Ralph A. Hill, who also serves as a senior vice president of Williams, will be set forth in the proxy statement for Williams' 2009 annual meeting of stockholders which will be available upon its filing on the SEC's website at http://www.sec.gov and on Williams' website at http:/www.williams.com under the heading "Investors—SEC Filings."  Further information regarding the portion of Mr. Hill's compensation and that of Landy L. Fullmer, who serves as the Company’s chief financial officer, allocable to us may be found in this filing under the heading "Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement."

Compensation Committee Interlocks and Insider Participation

The board of directors of the Company does not maintain a compensation committee. The executive officers of the Company during 2008 were employees of Williams and compensation decisions with respect to those individuals were determined by Williams.

Compensation of Directors

Directors who are employees of Williams or an affiliate of the Company or Williams receive no compensation for service on the Company’s board of directors.  Non-management directors receive a quarterly fee of $12,500 in cash for board service.  In addition, the chairman of the audit committee receives a quarterly fee of $2,500 in cash and the chairman of the nominating committee receives a quarterly fee of $1,250 in cash.  Fees are paid quarterly in arrears.  Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors or committees thereof or otherwise by reason of their being a director.

For their service non-management directors received the following compensation in 2008:

Name	Fees earned or paid in cash	Share Awards	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Keith E. Bailey	$50,000	—	—	—	$0	$50,000
Robert J. LaFortune	$60,000	—	—	—	$0	$60,000
Piero Ruffinengo	$50,000	—	—	—	$0	$50,000
John H. Williams	$55,000	—	—	—	$0	$55,000

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
Robert J. LaFortune, Piero Ruffinengo,
Rod J. Sailor, John H. Williams

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of ordinary shares and the percentage represented by such number of each person who is known to us to own beneficially five percent or more or our ordinary shares.  We obtained certain information in the table from filings made with the SEC.

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned			Percent of Class

The Williams Companies, Inc.	20,301,592	(1	)(2)	68.96%
Williams Global Energy (Cayman) Limited	20,301,592	(2)		68.96
Barclays PLC	2,613,830	(3)		8.88
Brown Advisory Holdings Incorporated	2,321,986	(4)		7.88

(1)	Includes 20,301,592 Ordinary Shares held of record by Williams Global Energy (Cayman) Limited.

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

(3)
A Schedule 13G filed with the SEC on October 8, 2008 indicates that Barclays PLC (“Barclays”) is a parent holding company or control person in accordance with Section 240.13d-1(b)(1)(ii)(G) of the Securities Exchange Act of 1934 (the “Act”) and that Barclays Capital Inc. (“Barclays Capital”) is a subsidiary of Barclays and a broker dealer registered under Section 15 of the Act. The address of Barclays is 1 Churchill Place, London, E14 5HP, England.

(4)
A Schedule 13G/A filed with the SEC on February 17, 2009 indicates that Brown Advisory Holdings Incorporated (“BAHI”) is a parent holding company or control person in accordance with Section 240.13d-1(b)(1)(ii)(G) of the Act, Brown Advisory Securities, LLC (“Brown LLC”) is a broker dealer as defined in Section 15 of the Act and an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, and Brown Investment Advisory & Trust Company (“BIATC”) is a bank as defined in Section 3(a)(6) of the Act. The Schedule 13G/A notes that clients of Brown LLC own 2,320,486 ordinary shares of the Company and clients of BIATC own 1,500 ordinary shares of the Company.  The Schedule 13G/A indicates that the clients referenced in the report have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from, the sale of such ordinary shares.  The Schedule 13G/A further reports that BAHI has sole power to dispose or to direct the vote of 1,500 ordinary shares and shared power to dispose or to direct the disposition of 2,320,486 shares.  The address of BAHI is 901 South Bond Street, Suite 400, Baltimore, Maryland 21231.

The following table sets forth, as of March 1, 2009, the number of our ordinary shares beneficially owned by each of our directors, each of our named executive officers, and by all directors and executive officers as a group.

Name of Individual or Group	Number of Ordinary Shares Beneficially Owned	Percent of Class
Keith E. Bailey	804	*
Thomas Bueno	0	*
Landy L. Fullmer	0	*
Bryan K. Guderian	4	*
Ralph A. Hill	4	*
Robert J. LaFortune	20	*
Piero Ruffinengo	4	*
Rodney J. Sailor	4	*
John H. Williams	40	*
All directors and executive officers as a group (9 persons)	880	*

*      Less than one percent.

The following table sets forth, as of March 1, 2009, the number of shares of common stock of The Williams Companies, Inc., beneficially owned by each of the Company’s directors and executive officers as a group:

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly (1)(2)	Shares Underlying Options Exercisable Within 60 Days (3)	Total	Percentage of Class

Keith E. Bailey	34,548	0	34,548	*
Thomas Bueno	27,116	24,239	51,355	*
Landy L. Fullmer	6,378	33,344	39,722	*
Bryan K. Guderian	60,116	47,992	108,108	*
Ralph A. Hill	329,148	174,508	503,656	*
Robert J. LaFortune	57,937	0	57,937	*
Piero Ruffinengo	0	0	0	*
Rodney J. Sailor	53,458	53,530	106,988	*
John H. Williams	1,008,958	0	1,008,958	*
All directors and executive officers as a group (9 persons)	1,577,659	333,613	1,911,272	*

*      Less than one percent.

(1)
Includes shares held under the terms of incentive and investment plans as follows:  Mr. Bueno, 7,202 shares in The Williams Companies Investment Plus Plan and 10,775 restricted stock units; Mr. Fullmer, 359 shares in The Williams Companies Investment Plus Plan and 5,511 restricted stock units; Mr. Guderian, 60,116 restricted stock units; Mr. Hill, 27,187 shares in The Williams Companies Investment Plus Plan and 274,069 restricted stock units; Mr. Sailor, 6,241 shares in The Williams Companies Investment Plus Plan and 45,516 restricted stock units.  Restricted stock units, formerly referred to as deferred stock, includes both time-based and performance-based units and do not have voting or investment power.  Shares held in The Williams Companies Investment Plus Plan have voting and investment power.

(2)	Includes 991,210 shares held in trust by Mr. Williams; 32,581 shares held in trust by Mr. Bailey and 1,740 shares held in trust by his spouse; and 55,346 shares held in trust by Mr. LaFortune.

(3)
The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of March 1, 2009.  Shares subject to options cannot be voted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Administrative Services Agreement

Williams owns 69 percent of the Company’s ordinary shares.  The Company incurred charges of $1.3 million in fiscal year 2008 from Williams and its affiliates for management services, rent, overhead allocation, general and administrative expenses (including the costs of compensating employees of Williams who allocate a portion of their time to managing the affairs of the Company), insurance, internal audit services, and purchases of materials and supplies. The Company is also dependent upon Williams to cover certain other costs such as reproduction, office supplies, computer support, etc for which it reimburses Williams. These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams.

The Company is managed by employees of Williams and all of its executive officers, including Mr. Hill, our chairman of the board and chief executive officer, and Mr. Fullmer, our chief financial officer and chief accounting officer, are employees of Williams who are compensated directly by Williams rather than by the Company. Pursuant to the administrative services agreement, Williams charges the Company an executive support charge, which charge is incurred by the Company primarily for the time spent by employees of Williams, other than Mr. Bueno, in managing the affairs of the Company.  In 2006 the Company paid an annual aggregate charge of $100,000 for the services of these persons. In 2007 and 2008, the Company paid an annual aggregate charge of $150,000 for the services of these persons.  In addition, Williams also charges the Company, pursuant to the terms of the same agreement, a fee for Mr. Bueno’s services based on both his actual total compensation and an estimated percentage of his time that is dedicated to performing services for the Company. Please read “Executive Compensation – Executive Compensation” for further information regarding the amounts paid by the Company for Mr. Bueno’s services.

Northwest Argentina Corporation

The Company and Northwest Argentina Corporation (“NWA”), a wholly owned subsidiary of Williams, each own a 1.5 percent interest in the Acambuco concession. NWA has no employees and its sole asset is its interest in Acambuco. The Company’s branch office in Argentina provides administrative assistance to NWA. Specifically, the Company pays cash calls and collects revenues pertaining to NWA’s interest. As of December 31, 2008, Apco owed $1.3 million to NWA.  At December 31, 2007, NWA owed $137 thousand to Apco. As of February 28, 2009, the Company owed $800 thousand to NWA representing the accumulated balance of revenues collected in excess of cash calls paid on their behalf.

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

The following indicates committee membership as of March 1, 2009.

	Audit Committee	Nominating Committee
Keith E. Bailey	✓	✓
Robert J. LaFortune	●	✓
Piero Ruffinengo	✓	✓
John H. Williams	✓	●

●     = Chairperson
✓ = Committee Member

The board of directors annually reviews the independence of directors and makes a determination that each director expected to be independent qualifies as an “independent director” as defined by the rules of the Nasdaq Stock Market, including a determination that the director does not have a relationship, which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities as director.  The board of directors has determined that each of Messrs. Bailey, LaFortune, Ruffinengo, and Williams is an “independent director” under the current rules of The Nasdaq Stock Market.  The board of directors also considered that (i) Mr. Bailey serves as a director of Aegis Insurance Services Inc. (“Aegis”), which participates in the insurance coverage programs of Williams and certain of its affiliates, including the Company; and (ii) Mr. LaFortune serves as a director of Bank of Oklahoma Financial Corporation, which provides banking services to the Company. The board of directors noted that because Messrs. Bailey and LaFortune do not serve as executive officers and are not significant stockholders of these companies, these relationships would not interfere with the exercise of independent judgment in carrying out responsibilities as a director.  In addition, the board of directors has determined that each of these persons meets the heightened independence requirements of the Nasdaq Stock Market for audit committee members.  Although the board of directors does not require that members of the nominating committee be independent, the board of directors has determined that its current members are independent as defined by the rules of the Nasdaq Stock Market.  Messrs. Guderian, Hill, and Sailor, as employees of Williams, are not independent directors under these standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, for each of the last two fiscal years in each of the following categories are:

	2008	2007
Audit fees	$330,200	$273,000
Audit-related fees	11,000	---
Tax fees	---	---
All other fees	---	3,480
Total	$341,200	$276,480

Audit fees consisted of professional services for the audit of the Company’s financial statements, the audit of the Company’s assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, and review of financial statements included in quarterly reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees generally include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. More specifically, these services consisted principally of consultation concerning financial accounting and reporting standards.  All other fees are fees for services that are not audit services, audit-related services or services rendered for tax advice, compliance or planning.  More specifically these fees consisted of consultations concerning international business regulations.

The audit committee of the Company’s board of directors has established a policy regarding pre-approval of all audit and non-audit services provided by E&Y.  On an ongoing basis, the Company’s management presents specific projects and categories of service to the audit committee for which advance approval is requested.  The audit committee reviews those requests and advises management if the audit committee approves the engagement of E&Y. On a quarterly basis, management reports to the audit committee regarding the services rendered by, including the fees of, the independent accountant in the previous quarter and on a cumulative basis for the fiscal year.  The audit committee may also delegate the ability to pre-approve permissible services, excluding services related to the Company’s internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported on at a subsequent audit committee meeting.  In 2008, 0 percent of audit-related services were approved by the audit committee pursuant to the de minimis exception of paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.  In 2007, 100 percent of the services reflected in the all other fees category above were approved pursuant to such an exception.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1

Financial Statements filed in this report are set forth in the Index to Consolidated Financial Statements under Item 8.

(a)	2 and (c)

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less owned person are filed as Schedule S-1.

(a)	3 and (b)

The following documents are included as exhibits to this report:

Exhibit Number		Description

*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(3)	-	Articles of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(4)	-	Specimen Share Certificate as filed with Form 10-Q, No. 0-8933, dated November 7, 2007.

*(10.1)	-	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.2)	-	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.3)	-	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.4)	-	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10.5)	-	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10.6)	-
Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10.7)	-
Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10.8)	-
Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

#*(10.9)	-	Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

*(10.10)	-
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

#*(10.11)	-	Summary of Non-Management Director Compensation Action as filed with Form 10-Q, No. 0-8933, dated May 9, 2007.

#*(10.12)	-	Amendment No. 1 to Administrative Services Agreement between the Williams Companies, Inc. and Apco Argentina Inc. dated March 7, 2008, as filed with Form 10-K No. 0-8933, dated March 11, 2008.

+(10.13)	-
English translation of Contrato de Union Transitoria de Empresas agreement by and between the Argentine branch of Apco Argentina Inc., Petrolera Entre Lomas S.A., and Petrobras Energia S.A. relating to the Bajada del Palo concession, dated January 26, 2009.

*(21)	-	Subsidiaries of the registrant as filed with Form 10-K, No. 0-8933, dated March 14, 2007.

+(23.1)	-	Consent of Independent Petroleum Engineers, Ralph E. Davis Associates, Inc.
+(23.2)	-	Consent of Independent Petroleum Engineers, Gaffney, Cline & Associates Inc.
+(23.3)	-	Consent of Independent Petroleum Engineers, Ryder Scott Company, L.P.
+(23.4)	-	Consent of Independent Petroleum Engineers, DeGolyer MacNaughton.
+(24)	-	Power of attorney.

+(31.1)	-
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+(31.2)	-
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+(32)	-	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+		Filed herewith.
#		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC.
(Registrant)
By: /s/ Landy L. Fullmer Landy L. Fullmer
Chief Financial Officer, Chief Accounting Officer, and Controller

Date:  March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ralph A. Hill Ralph A. Hill	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2009

/s/ Landy L. Fullmer Landy L. Fullmer	Chief Financial Officer, Chief Accounting Officer, and Controller (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ *Keith E. Bailey	Director	March 16, 2009
Keith E. Bailey

/s/ *Rodney J. Sailor	Director	March 16, 2009
Rodney J. Sailor

/s/ *Robert J. LaFortune	Director	March 16, 2009
Robert J. LaFortune

/s/ *Bryan K. Guderian	Director	March 16, 2009
Bryan K. Guderian

/s/ *Piero Ruffinengo	Director	March 16, 2009
Piero Ruffinengo

/s/ *John H. Williams	Director	March 16, 2009
John H. Williams

*By: /s/ Thomas Bueno		March 16, 2009
Thomas Bueno Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number		Description

*(3)	-	Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(3)	-	Articles of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

*(4)	-	Specimen Share Certificate as filed with Form 10-Q, No. 0-8933, dated November 7, 2007.

*(10.1)	-	Joint Venture Agreement dated April 1, 1968, among Apco Oil Corporation, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.2)	-	Joint Venture Agreement dated February 29, 1972, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.3)	-	Joint Venture Agreement dated March 23, 1977, among the Company, Perez Companc and Petrolera as filed with Form S-1, Registration No. 2-62187 dated September 26, 1978.

*(10.4)	-	Memorandum of Agreement dated August 16, 1979, among the Company, Perez Companc and Petrolera as filed with Form 10-K, No. 0-8933, dated March 28, 1980.

*(10.5)	-	Agreement dated December 7, 1983, between Petrolera and YPF regarding the delivery of propane and butane from the Entre Lomas area, as filed with Form 10-K, No. 0-8933, dated April 12, 1983.

*(10.6)	-
Agreement between the Joint Committee created by the Ministry of Public Works and Services and the Ministry of Energy, YPF and Petrolera Perez Companc S.A. dated December 26, 1990, constituting the conversion to concession and deregulation of the original Entre Lomas contract number 12,507 as filed with Form 10-K, No. 0-8933, dated April 13, 1992.

*(10.7)	-
Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Argentina Inc. dated October 23, 2002, relating to the purchase by the Company of 27,700 shares of Petrolera Perez Companc S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

*(10.8)	-
Share purchase agreement by and between the shareholders of Fimaipu S.A. and Apco Argentina Inc. dated December 5, 2002, relating to the purchase by the Company of all of the shares of Fimaipu S.A. as filed with Form 10-K, No. 0-8933, dated March 28, 2003.

#*(10.9)	-	Administrative Services Agreement by and between The Williams Companies, Inc. and Apco Argentina Inc. dated January 1, 2004, as filed with Form 10-Q, No. 0-8933, dated August 12, 2004.

*(10.10)	-
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

#*(10.11)	-	Summary of Non-Management Director Compensation Action as filed with Form 10-Q, No. 0-8933, dated May 9, 2007.

#*(10.12)	-	Amendment No. 1 to Administrative Services Agreement between the Williams Companies, Inc. and Apco Argentina Inc. dated March 7, 2008, as filed with Form 10-K No. 0-8933, dated March 11, 2008.

+(10.13)	-
English translation of Contrato de Union Transitoria de Empresas agreement by and between the Argentine branch of Apco Argentina Inc., Petrolera Entre Lomas S.A., and Petrobras Energia S.A. relating to the Bajada del Palo concession, dated January 26, 2009.

*(21)	-	Subsidiaries of the registrant as filed with Form 10-K, No. 0-8933, dated March 14, 2007.

+(23.1)	-	Consent of Independent Petroleum Engineers, Ralph E. Davis Associates, Inc.
+(23.2)	-	Consent of Independent Petroleum Engineers, Gaffney, Cline & Associates Inc.
+(23.3)	-	Consent of Independent Petroleum Engineers, Ryder Scott Company, L.P.
+(23.4)	-	Consent of Independent Petroleum Engineers, DeGolyer MacNaughton.
+(24)	-	Power of attorney.

+(31.1)	-
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+(31.2)	-
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+(32)	-	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+		Filed herewith.
#		Management contract or compensatory plan or arrangement.

Schedule S-1

                                                                                                                                    PETROLERA ENTRE LOMAS S.A.

Financial Statements for the fiscal year
ended December 31, 2008
with Report of Independent Registered Public Accounting Firm

PETROLERA ENTRE LOMAS S.A.

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

CONTENTS	PAGE

• Report of Independent Registered Public Accounting Firm	-

• Financial statements

– Balance sheets as of December 31, 2008 and 2007	- 1 -

– Statements of income for the years ended December 31, 2008, 2007 and 2006	- 2 -

– Statements of shareholders’ equity for the years ended December 31, 2008, 2007 and 2006	- 3 -

– Statements of cash flows for the years ended December 31, 2008, 2007 and 2006	- 4 -

– Notes to financial statements	- 5 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PETROLERA ENTRE LOMAS S.A.:

We have audited the accompanying balance sheets of Petrolera Entre Lomas S.A. (an Argentine corporation) as of December 31, 2008 and 2007, and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrolera Entre Lomas S.A. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Buenos Aires, Argentina                                                           PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
     February 27, 2009                                                                           (member of Ernst & Young Global)

DANIEL G. MINENNA
Partner

PETROLERA ENTRE LOMAS S.A.

BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

(stated in thousands of U.S. dollars)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS

Cash and cash equivalents	30,499	23,271
Accounts receivable ($5,685 and $16,083 with related parties, Note 6)	23,022	18,720
Other receivables	4,647	4,022
Inventories	2,131	1,277
Other assets	239	257
Total current assets	60,538	47,547

NONCURRENT ASSETS

Property and equipment, net (Note 5)	192,211	161,662
Deferred tax asset, net (Note 4)	522	222
Other assets	1,134	1,122
Total noncurrent assets	193,867	163,006
Total assets	254,405	210,553

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities ($516 and $471 with related parties, Note 6)	13,918	11,464
Debt and accrued debt interest (Note 12)	9,814	314
Taxes payable and payroll (Note 9)	8,945	6,189
Other payables	549	623
Total current liabilities	33,226	18,590

NONCURRENT LIABILITIES

Debt (Note 12)	40,400	34,000
Other liabilities (Note 9)	6,307	6,326
Total noncurrent liabilities	46,707	40,326
Total liabilities	79,933	58,916

SHAREHOLDERS’ EQUITY

Paid-in capital (95,443,572 ordinary shares and 20,414,127 preferred shares authorized, issued and outstanding)	41,289	41,289
Legal reserve	7,829	6,814
Facultative reserve	75,281	46,149
Retained earnings	51,848	59,063
Accumulated other comprehensive loss	(1,775)	(1,678)
Total shareholders’ equity	174,472	151,637
Total liabilities and shareholders’ equity	254,405	210,553

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
REVENUES:
Operating revenues ($152,826, $144,571 and $142,935 with related parties, Note 6)	179,980	155,926	155,401

COST AND EXPENSES:

Operating expenses ($2,705, $2,631 and $3,640 with related parties, Note 6)	(44,310)	(29,640)	(21,401)
Provincial production tax	(20,419)	(17,520)	(17,290)
Transportation and storage	(2,084)	(1,935)	(1,920)
Selling and administrative	(4,653)	(3,745)	(3,059)
Depreciation of property and equipment	(32,990)	(22,979)	(18,598)
Exploration expense	(2,950)	(3,026)	(430)
Taxes other than income	(6,393)	(4,117)	(4,267)
Financial losses	(3,112)	(917)	(228)
Foreign exchange gains (losses)	(37)	184	(157)
Other income (expense), net	106	99	(652)
Total cost and expenses	(116,842)	(83,596)	(68,002)

Income before income tax	63,138	72,330	87,399

Income tax (Note 4)	(23,206)	(27,307)	(32,528)
Net income	39,932	45,023	54,871

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(stated in thousands of U.S. dollars)

Balance	Capital stock	Legal reserve	Facultative reserve	Accumulated other comprehensive loss	Retained earnings	Total

December 31, 2005	41,289	1,843	20,701	(1,134)	58,588	121,287

– Allocation of unappropriated retained earnings, as approved by Shareholders’ meeting	-	2,174	41,312	-	(43,486)	-
– Minimum pension liability (Note 10)	-	-	-	(613)	-	(613)
– Statement 158 transition adjustment (Nota 10)	-	-	-	(115)	-	(115)
– Dividends	-	-	(38,000)	-	-	(38,000)
– Net income	-	-	-	-	54,871	54,871
December 31, 2006	41,289	4,017	24,013	(1,862)	69,973	137,430

– Allocation of unappropiated retained earnings, as approved by Shareholders’ meeting	-	2,797	53,136	-	(55,933)	-
– Pension plan liability adjustment (Note 10)	-	-	-	184	-	184
– Dividends	-	-	(31,000)	-	-	(31,000)
– Net income	-	-	-	-	45,023	45,023
December 31, 2007	41,289	6,814	46,149	(1,678)	59,063	151,637

– Allocation of unappropiated retained earnings, as approved by Shareholders’ meeting	-	1,015	46,132	-	(47,147)	-
– Pension plan liability adjustment (Note 10)	-	-	-	(97)	-	(97)
– Dividends	-	-	(17,000)	-	-	(17,000)
– Net income	-	-	-	-	39,932	39,932
December 31, 2008	41,289	7,829	75,281	(1,775)	51,848	174,472

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	39,932	45,023	54,871

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property and equipment	32,990	22,979	18,598
Deferred income tax	(300)	(334)	611

Changes in assets and liabilities, net:
(Increase) decrease in assets:
Accounts receivable	(14,800)	(1,265)	(7)
Due from related parties	10,398	674	(368)
Inventories	(854)	210	(197)
Other receivables	(625)	(848)	(60)
Other assets	6	(30)	(355)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	2,409	3,505	198
Due to related parties	45	(6)	143
Taxes payable and payroll	2,756	(10,668)	3,577
Other liabilities	(190)	1,155	(280)
Net cash provided by operating activities	71,767	60,395	76,731

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of property and equipment	(63,539)	(66,795)	(30,793)

CASH FLOWS FROM FINANCING ACTIVITIES

Debt obtained	16,000	34,000	-
Dividends paid	(17,000)	(31,000)	(38,000)
	(1,000)	3,000	(38,000)

Net increase (decrease) in cash and cash equivalents	7,228	(3,400)	7,938

Cash and cash equivalents at beginning of year	23,271	26,671	18,733

Cash and cash equivalents at end of year	30,499	23,271	26,671

Supplemental cash flow information:
Interest paid	2,380	255	35
Income taxes paid	17,026	37,796	24,864

The accompanying notes are an integral part of these financial statements.

PETROLERA ENTRE LOMAS S.A.

NOTES TO FINANCIAL STATEMENTS

(stated in thousands of U.S. dollars, except otherwise indicated)

1.	CORPORATE ORGANIZATION

Petrolera Entre Lomas S.A. is an Argentine corporation. As of December 31, 2008, 2007 and 2006 the shareholders of the Company and their participations were as follows:

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

During 2007, the Company was officially awarded the Agua Amarga hydrocarbon exploration permit.  Such permit will comprise three periods of three, two and one year, respectively.  The surface of the area involved has about 378.43 km2, for which investments were committed for the total amount of $23.2 million. PELSA committed investments for 17 millon for its 73.15% interest in the permit, mainly in 3D seismic information and exploration drilling.

To guarantee the fulfillment of all the obligations assumed in the agreement for the first exploration period, the Company purchased a surety performance bond for the total amount committed.

Additionally, through a private bidding process, the Company acquired for $23.3 million from Petrobras Energía S.A. a 73.15 percent participation interest of “Amarga Chica-Bajada del Palo U.T.E.” joint venture, concessionaire of Bajada del Palo field, located in the Province of Neuquén.

The partners’ interests in the above mentioned joint ventures as of December 31, 2008 were as follows:

Petrolera Entre Lomas S.A. (Operator)	73.15%
Apco Argentina Inc. Argentine Branch	23.00%
Petrobras Energía S.A.	3.85%
100.00%

PETROLERA ENTRE LOMAS S.A.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP).

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents include highly liquid bank deposits of $30.5 million and $23.3 million of which $10.3 million and $23.0 million earned interest with an average rate of 4.54 and 4.82 percent in 2008 and 2007, respectively.  The Company considers all investments with a maturity at three months or less when purchased to be cash equivalents.

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

As of December 31, 2008, $5.6 million related to exploratory drilling costs were capitalized as exploratory wells and $4.7 million were capitalized as part of work in progress.  The determination of sufficient proved reserves is still pending, but the project is economically and technically viable.

Wells and other oil an gas equipment are depreciated over their productive lives using the unit of production method, by applying the ratio of oil and gas produced to the proved developed oil and gas reserves.  The Company’s remaining property and equipment are depreciated by the straight-line method based on their estimated useful lives, resulting in annual rates in a range of 10% to 33%.

Acquisition costs of proved properties are depreciated and depleted by the unit-of-production method, applying the ratio of oil and gas produced to the total proved oil and gas reserves.

The Company reviews its proved properties for impairment and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable.  If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds fair value.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value.  For the years ended December 31, 2008, 2007 and 2006, the Company did not experience any impairment indicators.

The oil and gas reserves estimations considered in these financial statements, have been calculated based on technical and economic conditions effective as of each year-end by Petrolera Entre Lomas S.A.’s engineers and are reviewed at least once a year.  The Company believes that these estimates are fair and will be adjusted whenever facts or evidence justify it.

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

The Company estimates it will not be required to plug and abandon those wells that will continue to be producing wells upon the termination of the concessions.  The estimated asset retirement obligation as of December 31, 2008 and 2007 totaled $3,401 and $3,728.  The change in total asset retirement obligation from December 31, 2007 to December 31, 2008 mainly relates to changes in the amount of wells planned to be abandoned and increases in plugging costs.

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

Revenue recognition

The Company recognizes revenues from sales of oil, gas and plant products net of VAT at the time the product is delivered to the purchaser and title has passed.  Any product produced that has not been delivered is reported as inventory.  When cost is calculated, it includes total per unit operating cost and depreciation.  Transportation and storage costs are recorded as expenses when incurred.  The Company has had no contract imbalances relating to either oil or gas production.

At the request of the Argentine Government, oil and gas refining companies and oil & gas production companies signed in 2003 an agreement with the intent to maintain the stability of crude oil, gasoline and diesel oil prices (the Agreement).

Under the Agreement crude oil producers and refiners agreed to cap amounts payable for a portion of domestic oil sales contracts at a price of $28.50 per barrel. In addition, producers and refiners also agreed that the excess of the actual price of West Texas Intermediate (WTI), the crude oil type that serves as a reference price for crude oil sales contracts in Argentina, over the $28.50 temporary cap would be payable at such time as WTI fell below $28.50.  The debt payable by domestic refiners to producers accrues interest at 7% per annum.

The price stability agreement was renewed until April 30, 2004. However, the decision to not renew the agreement does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below $28.50. As of December 31, 2008, the total price credit available to the Company from domestic refiners amounts to $7.6 million and will be recognized in revenues when the price of WTI falls below $28.50 and the Company continues to receive the $28.50 price until its respective price credits are collected.  As of December 31, 2008 none of such amounts have been recognized in revenues.

Derivative instruments

The Company does not usually use derivatives to hedge price volatility or for other purposes.

Recently issued accounting pronouncements

The Financial Accounting Standards Board (F.A.S.B.) issued Statement of Financial Accounting Standards (S.F.A.S.) No. 157, “Fair Value Measurements” (S.F.A.S. 157), in September 2006. S.F.A.S. 157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of S.F.A.S. 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. The adoption of S.F.A.S. 157 did not have impact on the Company financial statements.

PETROLERA ENTRE LOMAS S.A.

The F.A.S.B. issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (S.F.A.S. 159), in February 2007. S.F.A.S. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, S.F.A.S. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of S.F.A.S. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of S.F.A.S. 159 did not have impact on the Company financial statements.

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

The devaluation of the Argentine peso has resulted in a substantial loss in the dollar value of this Argentine peso denominated deposit during 2001 and 2002.  As of December 31, 2008, the dollar value of the Company’s deposit is $2.2 million. On June 27, 2006 the Company filed a request for reimbursement and, due to the lack of response from administrative authorities on November 3, 2008 presented a judicial claim pursuing the collection of the receivable.  As of the date of issuance of these financial statements, an official response has not yet been received.  The deposit is presented in the balance sheet within other current receivables.

4.	INCOME TAX

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes”.

Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at each year-end.

The provision for income taxes is comprised of:

	For the years ended
	2008	2007	2006

Current expense	(23,506)	(27,641)	(31,917)
Deferred benefit (expense)	300	334	(611)
	(23,206)	(27,307)	(32,528)

PETROLERA ENTRE LOMAS S.A.

Reconciliation of the tax provision to taxes calculated based on the statutory tax rates is as follows:

	For the years ended
	2008	2007	2006

Pre-tax income	63,138	72,330	87,399
Statutory tax rate	35%	35%	35%
	22,098	25,316	30,590
US dollar remeasurement effect	1,012	1,616	1,938
Tax adjustments and other	96	375	-
Income tax provision	23,206	27,307	32,528

The deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Defined Benefit Pension Plan	951	878
Other liabilities	169	197
Other, net	45	38
Total deferred tax assets	1,165	1,113

Deferred tax liabilities – Property and equipment	(643)	(891)
Net deferred income tax asset	522	222

5.	PROPERTY AND EQUIPMENT

The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007

Wells and other oil and gas field equipment	366,332	315,163
Acquisition costs of proved properties	22,594	22,320
Other property and equipment	25,164	13,068
	414,090	350,551

Less accumulated depreciation	(221,879)	(188,889)
Total	192,211	161,662

PETROLERA ENTRE LOMAS S.A.

6.	RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the balances from related parties transactions were as follows:

	As of December 31,
Accounts receivable	2008	2007

Petrobras Energía S.A.	5,685	15,534
APCO Argentina Inc.	-	549
	5,685	16,083
Accounts payable

Petrobras Energía S.A.	335	291
Oleoductos del Valle S.A. (1)	181	180
	516	471
(1)	Affiliate of Petrobras Energía S.A.

Uncertain tax positions

Effective January 2007, the Company adopted FIN 48. No uncertain tax position as defined in this rule was identified.  The Company does not have unrecognized tax benefits that require disclosure in its financial statements accordingly to FIN 48.  The Company tax years 2003 to 2008 remain subject to examination by the Argentine Tax authority.

For the years ended December 31, 2008, 2007 and 2006, revenues and expenses derived from related parties transactions were as follows:

	2008	2007	2006
Revenues from hydrocarbons sold

Petrobras Energía S.A.	152,826	144,571	142,935

	2008	2007	2006
Other income / (expense)

Petrobras Energía S.A.	183	-	-
APCO Argentina Inc. (1)	-	1,097	-
	183	1,097	-

(1)	The Entre Lomas Joint Venture sold fixed assets to Apco Argentina Inc. Sucursal Argentina for $ 1,097 at the Company’s participation interest.

	2008	2007	2006
Expenses

Petrobras Energía S.A.	620	696	823
Oleoductos del Valle S.A. (1)	2,085	1,935	2,817
	2,705	2,631	3,640

(1)	Affiliate of Petrobras Energía S.A.

In 2007, the Company acquired from Petrobras Energía S.A. a 73.15 percent participation interest of “Amarga Chica - Bajada del Palo U.T.E.” joint venture for $23.3 million.

Director’s Compensation totaled $483, $483 and $391 for the years ended December 31, 2008, 2007 and 2006, respectively.

PETROLERA ENTRE LOMAS S.A.

7.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Major Customers

Sales to customers with greater than ten percent of total operating revenues consist of the following:

	% for the Years Ended December 31,
	2008	2007	2006

Petrobras Energía S.A.	84.9	92.7	92.0

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

The fund's assets have been contributed to a trust and are mainly invested in money market-mutual funds and Treasury federal funds at December 31, 2008.  The Bank of New York is the trustee and Watson Wyatt is the servicing agent.

On December 31, 2006 the Company adopted the recognition and disclosures provisions of FASB statement N° 158.  The adoption did not have material effect on the Company’s financial position as of such date or the results of operations for the year then ended.

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

	2008	2007

Projected benefit obligation	7,230	6,569

Accumulated benefit obligation	7,206	6,545

Fair value of plan assets at year end	4,235	3,764

Funded status of the plan (underfunded)	(2,995)	(2,805)

Amounts recognized in the statement of financial position consist of:

Accrued benefit cost	(2,995)	(2,805)

Accumulated other comprehensive income	2,731	2,582

Net amount recognized	(264)	(223)

PETROLERA ENTRE LOMAS S.A.

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2009 is $15 and $121, respectively.

	2008	2007

Net Periodic Benefit Cost	656	370

Employer contributions	615	615

Benefit paid	302	300

Pension liability adjustment included in other comprehensive income, net of tax	97	(184)

Asset Categories

Money market - mutual funds	66%	76%
Treasury federal funds	34%	24%
Total	100%	100%

	2008	2007
Assumptions used to determine the benefit obligation and the net benefit cost:

Discount rate	4%	4%

Expected long-term rates of return on plan assets	4%	5%

Rate of compensation increase

up to 35 years of age	5%	5%

from 36 up to 49 years of age	1.5%	1.5%

The expected long-term rate of return is based on historical performance of the money market-mutual funds.

Contributions

The Company expects to contribute $607 to its pension plan in 2009.

Estimated Future Benefit Payment

The following benefit payments are expected to be paid.

Year	Benefit

2009	369
2010	408
2011	416
2012	451
2013-2018	3,697

The Company uses a December 31 measurement date for its plan.

PETROLERA ENTRE LOMAS S.A.

9.	TAXES PAYABLE AND PAYROLL ACCOUNT AND NON-CURRENT OTHER LIABILITIES

At December 31, 2008 and 2007, taxes payable and payroll account consisted of the following:

	2008	2007

Income tax accrual	4,838	2,596
Provincial production taxes	2,448	2,030
Payroll	1,096	972
Other	563	591
	8,945	6,189

At December 31, 2008 and 2007, non-current other liabilities consisted of the following:

	2008	2007

Liability for pension benefit	2,995	2,805
Asset retirement liability	3,312	3,509
Others	-	12
	6,307	6,326

10.	COMPREHENSIVE INCOME

Comprehensive income is as follows:

	For the years ended December 31,
	2008	2007	2006

Net income	39,932	45,023	54,871

Other comprehensive loss:
- Pension liability adjustment	(148)	282	(943)
- Statement 158 transition adjustment	-	-	(177)
- Income tax benefit on other comprehensive loss	51	(98)	392
Other comprehensive loss	(97)	184	(728)
Comprehensive income	39,835	45,207	54,143

11.	RESTRICTIONS ON RETAINED EARNINGS

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

PETROLERA ENTRE LOMAS S.A.

12.	DEBT

On August 15, 2007, the Company arranged a debt agreement with Banco do Brasil S.A., London branch, for a $50 million bank line of credit that bears interest at Libor plus 1.20 percent per annum agreed on a quarterly basis.  Such financing is to be used to invest in P&E and exploratory expenses.

On August 28, 2007, the Company received the first disbursement of the credit line, for a total amount of $10 million.  On November 5, 2007, it received a second disbursement for a total amount of $14 million and then on November 19, 2007, a third disbursement totaling $10 million.  The forth and last disbursement for $16 million was received on March 27, 2008.

The principal of each disbursement will be repaid in 15 quarterly disbursements, the first of them 18 months after receiving the abovementioned funds.  Therefore, the debt principal is presented under current and noncurrent liabilities according to its due date.  Disbursements cannot be repaid in advance before an average life of two years in accordance with local regulations.

Interests are payable on a quarterly basis once the disbursements are received, together with the related income tax withholding.  As of December 31, 2008, interest and taxes accrued for this debt amount to $2.3 million.

The Company’s short-term and long-term debt principal is estimated to be repayable quarterly in the following schedule:

2009	9,600
2010	13,333
2011	13,333
2012	12,667
2013	1,067

13.	CONTINGENCIES

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

As of December 31, 2008 the Company has accrued as current liabilities $0.7 million that it considered are probable to be paid in connection with claims related to Río Negro provincial taxes.