Form 10-Q
period 2009-03-31
APCO ARGENTINA INC/NEW
filed 2009-05-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission file number 0-8933

APCO ARGENTINA INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS
(State or Other Jurisdiction of	EIN 98-0199453
Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE WILLIAMS CENTER, 35th FLOOR
TULSA, OKLAHOMA	74172
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's Telephone Number, Including Area Code)	(918) 573-2164

NO CHANGE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒ Non-Accelerated Filer ☐  Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2009
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

Index

APCO ARGENTINA INC.

INDEX

Page No.

PART I.FINANCIAL INFORMATION
PART II	OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

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

All statements, other than statements of historical facts, included in this report which address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “might,” “planned,” “potential,” “projects,” “scheduled” or similar expressions.  These forward-looking statements include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Volumes of future oil, gas and LPG production;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved oil and gas reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of natural gas demand; and

•	Oil and natural gas prices and demand for those products.

Index

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this document.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•
   Availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future oil and natural gas reserves), market demand, volatility of prices and the availability and cost of capital;

•
Inflation, interest rates, fluctuation in foreign exchange rates, and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities and litigation;

•	Political conditions in Argentina and other parts of the world;

•	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Index

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report.  Such changes in our intentions may also cause our results to differ.  We may change our intentions at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A. Risk Factors in this Form 10-Q.

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO ARGENTINA INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$28,571	$33,789
Accounts receivable	9,045	9,120
Advances to joint venture partners	513	582
Inventory	2,560	2,689
Other current assets	3,309	2,351
Total Current Assets	43,998	48,531

Property and Equipment:
Cost, successful efforts method of accounting	164,869	160,600
Accumulated depreciation, depletion and amortization	(82,759)	(78,924)
	82,110	81,676

Argentine investment, equity method	74,820	71,711
Deferred Argentine income tax asset	647	767
Other assets	263	109

	$201,838	$202,794
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,374	$7,644
Advances from joint venture partners	58	153
Affiliate payables	1,193	1,674
Accrued liabilities	2,959	3,384
Dividends payable	-	2,576
Total Current Liabilities	9,584	15,431

Long-term liabilities	2,434	2,568

Equity:
Shareholders' Equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized; 29,441,244
shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,270)	(1,270)
Retained earnings	181,499	176,481
Total Shareholders' Equity	189,629	184,611
Noncontrolling interests in consolidated subsidiaries	191	184
Total Equity	189,820	184,795
	$201,838	$202,794

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Oil revenues	$13,831	$12,443
Natural Gas revenues	2,331	1,675
LPG revenues	540	1,102
Other	555	390
TOTAL OPERATING REVENUES	17,257	15,610

COSTS AND OPERATING EXPENSES:
Production and lifting costs	3,457	3,120
Provincial production taxes	1,918	1,855
Transportation and storage	236	299
Selling and administrative	2,490	1,890
Depreciation, depletion and amortization	3,904	2,950
Exploration expense	94	130
Argentine taxes other than income	871	687
Foreign exchange losses (gains)	488	(36)
Other expense	522	227
	13,980	11,122
TOTAL OPERATING INCOME	3,277	4,488

INVESTMENT INCOME
Interest and other income	103	414
Equity income from Argentine investments	3,109	3,229
	3,212	3,643
Income before Argentine income taxes	6,489	8,131
Argentine income taxes	1,464	1,675

Net Income	5,025	6,456
Less: Net income attributable to noncontrolling interests	7	7
Net Income attributable to Apco Argentina Inc.	$5,018	$6,449

Amounts attributable to Apco Argentina Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.17	$0.22

Average ordinary shares outstanding – basic and diluted	29,441	29,441

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the three months ended March 31,
		2009			2008
	Apco Argentina Inc.	Noncontrolling Interests	Total	Apco Argentina Inc.	Noncontrolling Interests	Total

Beginning Balance	$184,611	$184	$184,795	$171,192	$166	$171,358
Comprehensive Income:
Net Income	5,018	7	5,025	6,449	7	6,456
Total Comprehensive Income	5,018	7	5,025	6,449	7	6,456

Dividends and distributions to noncontrolling interests					(1)	(1)

Ending Balance	$189,629	$191	$189,820	$177,641	$172	$177,813

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$5,025	$6,456
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(3,109)	(3,229)
Dividends from Argentine investments	-	1,177
Deferred income tax provision (benefit)	112	(6)
Depreciation, depletion and amortization	3,904	2,950
Changes in accounts receivable	75	2,664
Changes in inventory	129	37
Changes in other current assets	(398)	(1,776)
Changes in accounts payable	(2,269)	1,958
Changes in advances from joint venture partners	25	(2,434)
Changes in affiliate payables	(481)	794
Changes in accrued liabilities	(477)	(422)
Changes in Argentine income taxes payable	(561)	(338)
Other, including changes in noncurrent assets and liabilities	(348)	(40)
Net cash provided by operating activities	1,627	7,791
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures	(4,269)	(6,702)
Short-term investments:
Proceeds from short-term investments	-	1,097
Net cash used in investing activities	(4,269)	(5,605)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to minority interest	-	(2)
Dividends paid ($0.0875 per share in 2009 and 2008)	(2,576)	(2,576)
Net cash used in financing activities	(2,576)	(2,578)

Decrease in cash and cash equivalents	(5,218)	(392)

Cash and cash equivalents at beginning of period	33,789	45,975

Cash and cash equivalents at end of period	$28,571	$45,583

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

Apco Argentina Inc. is an international oil and gas exploration and production company. Exploration and production will be referred to as “E&P” in this document. Apco began E&P activities in Argentina in the late 1960s, and as of March 31, 2009, had interests in seven oil and gas producing concessions and one exploration permit in Argentina.

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

The Company proportionately consolidates its direct working interest of the accounts of its joint ventures into its consolidated financial statements. The following table details the areas, provinces and productive basins where we have E&P operations and our respective working interests in those areas:

Area	Province	Working Interest	Basin
Entre Lomas	Neuquén / Río Negro	23.00%	Neuquén
Bajada del Palo	Neuquén	23.00%	Neuquén
Agua Amarga	Río Negro	23.00%	Neuquén
Acambuco	Salta	1.50%	Northwest
Río Cullen	Tierra del Fuego	25.78%	Austral
Las Violetas	Tierra del Fuego	25.78%	Austral
Angostura	Tierra del Fuego	25.78%	Austral
Cañadón Ramirez *	Chubut	81.82%	San Jorge

* In an area of mutual interest covering the western half of the Cañadón Ramirez concession, the Company has a direct working interest of 42 percent pursuant to a farm-out agreement executed in 2007.

Our core operation is our 23 percent participation in the Entre Lomas concession (Entre Lomas, an unincorporated joint venture), and a 40.803 percent interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 3). Petrolera owns a 73.15 percent working interest in the Entre Lomas concession. Consequently, the Company’s combined direct and indirect interests in the Entre Lomas joint venture total 52.85 percent. In 2007, the partners created two new joint ventures consisting of the same partners with the same interests in order to expand operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén.  Since these three blocks are all located in the Neuquén basin as indicated in the above table, we sometimes refer to them in a group as our Neuquén basin properties.

We sometimes refer to our interests in three concessions located on the island of Tierra del Fuego as the “TDF concessions.”

In July 2008, our subsidiary, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index

The unaudited consolidated financial statements of Apco Argentina Inc. included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

All intercompany balances and transactions between Apco Argentina Inc. and its subsidiaries have been eliminated in consolidation.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three month periods ended March 31, 2009 and 2008.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation due to our adoption of SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160).

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

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s earnings are currently not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.  Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Argentine income taxes.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index

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

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended March 31,
	2009	2008
Argentine income taxes:
Current	$1,352	$1,681
Deferred	112	(6)
Income tax expense	$1,464	$1,675

As of March 31, 2009 and March 31, 2008, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

The Company’s policy is to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2003 through 2008 remain open to examination.

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

In 2007, Petrolera arranged for a $50 million bank line of credit that bears interest at Libor plus 1.2 percent per annum agreed on a quarterly basis to fund its share of the acquisition cost for the Bajada del Palo concession and a portion of Petrolera’s capital expenditures. During 2008, Petrolera borrowed the full $50 million. The principal of each borrowing made under the line of credit will be repaid in 15 quarterly installments beginning 18 months after the receipt of each disbursement.  Principal payments are scheduled to begin in the second quarter of 2009 and will end in the second quarter of 2013.

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at March 31, 2009 and December 31, 2008 is as follows.  Amounts are stated in thousands:

	March 31,	December 31,
	2009	2008

Current assets	$61,930	$60,538
Non current assets	194,876	193,867
Current liabilities	31,856	33,226
Non current liabilities	43,010	46,707

Petrolera’s results of operations for the three months ended March 31, 2009 and 2008 are as follows.  Amounts are stated in thousands:

	Three Months Ended
	March 31,
	2009	2008

Revenues	$41,791	$37,845
Expenses other than income taxes	29,925	23,971
Net income	7,620	7,915

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	March 31,	December 31,
	2009	2008

Taxes other than income payable	$492	$531
Accrued royalties	592	783
Accrued oil & gas expenditures	671	671
Accrued payroll and other general and adminstrative expenses	483	541
Accrued surface-rights cost	300	300
Other	421	558
	$2,959	$3,384

Index

APCO ARGENTINA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)	Contingencies

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

(6)	Subsequent Events

In April 2009, our board of directors approved a regular quarterly dividend of $.02 per share.  The dividend is payable on May 4, 2009, to shareholders of record at the close of business on April 23, 2009. This represents a reduction compared with the $.0875 per share declared during each of the four quarters of 2008.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three-month period ended March 31, 2009, compared with the three-month period ended March 31, 2008, and our financial condition since December 31, 2008. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2008 Annual Report on Form 10-K.

Overview

During the first quarter of 2009, net income attributable to Apco Argentina Inc. was $5.0 million, a decrease of $1.4 million compared with $6.4 million for the same period in 2008. Additionally, net cash provided by operating activities was $1.6 million, representing a $6.2 million decrease compared with the first quarter of 2008. These decreases in net income and cash flow are largely attributable to the following factors:

•	Total oil sales volumes, net to our consolidated and equity interests, increased 14 percent to 711 thousand barrels (“Mbbls”);

•	Operating revenues increased by 11 percent, or $1.6 million;

•	Total costs and operating expenses increased by 26 percent, or $2.9 million;

•	No dividends from Argentine investments were received in the current quarter; and

•	Cash spent on capital expenditures for oil and gas exploration and development activities was $4.3 million net to our consolidated interests.

Product Volumes

During the first quarter of 2009, oil sales volumes, net to the Company’s combined consolidated and equity interests, totaled 711 Mbbls, an increase of 14 percent compared with 624.7 Mbbls during the comparable quarter in 2008. Higher oil sales volumes are the result of successful exploration and development drilling in our Neuquén basin properties and field re-activation activities in Bajada del Palo.

Natural gas sales volumes, net to the Company’s combined consolidated and equity interests, totaled 1.8 billion cubic feet (“Bcf”), an increase of six percent compared with 1.7 Bcf during the first quarter of 2008. The increase in production is a result of having completed and put into operation production facility enhancements in our Tierra del Fuego operations in the fourth quarter of 2008, which has enabled us to produce and sell greater natural gas volumes during the first quarter of 2009 compared with the same period in 2008.

       Liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 4.6 thousand tons during the first quarter of 2009, a three percent decrease compared with 4.7 thousand tons during the first quarter of 2008.

Oil Prices

As mentioned in our Annual Report on Form 10-K for the year ended December 31, 2008, oil prices have a significant impact on our ability to generate earnings, fund capital projects, and pay shareholder dividends. In general, oil prices are affected by changes in market demands, global economic activity, political events, weather, inventory storage levels, refinery infrastructure capacity, OPEC production quotas, and other factors.  More importantly to Apco, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions.

Index

In Argentina, politically driven mechanisms have been in place for some time which significantly influence the sale price of oil produced and sold in the country. To alleviate the impact of higher crude oil prices on Argentina’s economy, the Argentine government created an oil export tax and enacted price controls over gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.

The spot market price of West Texas Intermediate crude oil (“WTI”) continues to be the reference price for oil sold in Argentina.  However, producers and refiners have incorporated reduction factors into pricing formulas that considerably reduce the sale price net back to Argentine producers such that net back reductions escalate to higher and higher levels as WTI increases. Conversely, our realized price as a percentage of WTI increases as WTI decreases.

Consequently, the volatility of world oil prices as experienced in the first quarter of 2009 compared with the first quarter of 2008 is not reflected in our comparative results of operations for the two periods. The average WTI spot market price was $43.09 for the first three months of 2009 compared with $97.86 in 2008.  However, due to the price controls and marketing environment in Argentina, our average realized price for our direct working interests consolidated in our operating revenues was $41.00 per barrel in the first quarter 2009 compared with $41.99 per barrel in 2008.  The average oil sales price for our equity interests was $41.69 for first quarter 2009 compared with $42.03 for 2008.

The price of commodities exported from Argentina has fallen sharply during the past several months. As a result, Argentina’s economy is being impacted by the recession spreading throughout world economies and economic activity in the country has contracted. The Company currently finds itself in an environment in which refinery demand for Argentine oil production has decreased. Thus far in 2009, our oil price realizations are being negotiated on a monthly basis, and as such, we cannot accurately predict how they will evolve throughout the year.

Increasing Costs

      Sharp increases in oil prices over the past several years have increased the demand for oil-field services, and drilling and oil-field service companies have negotiated correspondingly sharp tariff increases.  These tariff increases occurred in Argentina even though producers there were not able to enjoy the benefits of dramatically higher oil prices. As a result, the Company has experienced significant cost increases in drilling, labor and oil-field services.  This effect has been compounded by high levels of inflation in Argentina where oil-field labor unions have negotiated steep increases in wages. This has resulted in increased wage and benefit expenses associated with field personnel from our Neuquén basin and Tierra del Fuego operations. It has also resulted in increased tariffs charged by our oil-field service providers who have experienced similar increases in the cost of their labor.

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

The trend of increasing costs continued through the first half of 2008.  However, as oil prices have deteriorated in the second half of 2008 and thus far in 2009, we do not anticipate a continuation of the trend of steep cost increases throughout the remainder of 2009.

Index

Results of Operations

The table below presents selected financial data summarizing our results of operations for the three-month period ended March 31, 2009 and 2008. Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended
	March 31,		$ Change	% Change
(Amounts in Thousands)	2009	2008	from 2008*	from 2008*

Operating revenues	$17,257	$15,610	$1,647	11%
Total costs and operating expenses	13,980	11,122	(2,858)	-26%
Operating income	3,277	4,488	(1,211)	-27%
Investment income	3,212	3,643	(431)	-12%
Argentine income taxes	1,464	1,675	211	13%
Less: Net income attributable to noncontrolling interests	7	7	-	0%
Net Income attributable to Apco Argentina Inc.	$5,018	$6,449	$(1,431)	-22%

*           + = Favorable change to net income ; — = Unfavorable change to net income ; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.

Operating Revenues

Operating revenues for the quarter increased by $1.6 million, or 11 percent compared with 2008. The increase reflects the benefits of higher oil and natural gas sales revenues which were partially offset by lower LPG revenues.

The three-month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues is shown in the following tables.

	Three Months Ended March 31,

	2009	2008	% Change

Sales Volumes
Oil (bbls)	337,367	296,364	14%
Natural Gas (mcf)	1,291,750	1,212,179	7%
LPG (tons)	2,091	2,345	-11%
Oil, Natural Gas and LPG (boe)	577,195	525,913	10%

Average Sales Prices
Oil (per bbl)	$41.00	$41.99	-2%
Natural Gas (per mcf)	1.80	1.38	31%
LPG (per ton)	258.26	469.80	-45%

Revenues ($ in thousands)
Oil revenues	$13,831	$12,443	11%
Natural Gas revenues	2,331	1,675	39%
LPG revenues	540	1,102	-51%
	$16,702	$15,220	10%

Index

     The volume and price changes in the tables above caused the following changes to our oil, natural gas and LPG revenues between the three months ended March 31, 2009 and 2008.

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2008 Sales	$12,443	$1,675	$1,102	$15,220
Changes due to volumes	1,681	144	(66)	1,759
Changes due to prices	(293)	512	(496)	(277)
2009 Sales	$13,831	$2,331	$540	$16,702

Oil Revenues

Due to a 14 percent increase in oil sales volumes, oil revenues were greater by $1.7 million. Higher oil sales volumes are the result of successful exploration and development drilling in our Neuquén basin properties and field re-activation activities in Bajada del Palo.

The benefits of higher oil volumes were partially offset by $293 thousand due to a two percent decrease in average oil sales prices from our consolidated interests.

Natural Gas Revenues

A seven percent, or 79,571 mcf, increase in production caused natural gas revenues to increase by $144 thousand. The increase in production is a result of recently completed production facility enhancements in our Tierra del Fuego operations.

Natural gas revenues increased by $512 thousand as a result of a 31 percent increase in our realized price. The increase in prices is primarily attributable to a new gas sales contract allowing for a portion of Tierra del Fuego production volumes to be delivered to higher priced industrial markets. We also received higher prices in Entre Lomas and Acambuco due to delivering less volumes to lower priced residential markets during the summer months in the southern hemisphere.

LPG Revenues

LPG revenues decreased by $66 thousand due to lower sales volumes and $496 thousand due to lower average sales prices during the first quarter of 2009 compared with 2008. Sales volumes were negatively affected by plant maintenance in Tierra del Fuego. LPG sales prices were lower due to decreased international commodity prices and market conditions in Argentina.

Total Costs and Operating Expenses

Total costs and operating expenses increased by $2.9 million, or 26 percent, primarily due to the following factors:

•
Production and lifting costs increased by $337 thousand, or 11 percent due to higher volumes of oil and total fluid volumes lifted and an increase in the number of producing wells in Entre Lomas, Bajada del Palo, and Tierra del Fuego resulting from drilling activities, combined with higher wage and salary increases granted after the first quarter of 2008. We have also incurred greater well-service expenses and higher electricity expense.

Index

•	Depreciation, depletion and amortization (DD&A) increased $954 thousand, or 32 percent due to increased unit rates and greater sales volumes.

•
Selling and administrative expense increased by $600 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities, increased salaries and wages in response to trending-higher compensation levels in the industry, and greater administrative expenses charged by our joint venture operators.

•
Foreign exchange loss increased by $524 thousand due to the devaluation of the Argentine peso in the current period. The peso to US dollar exchange rate increased from 3.45:1 at December 31, 2008, to 3.72:1 at March 31, 2009. This devaluation of the Argentine peso has reduced the US dollar value of our net monetary assets denominated in pesos.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A rates per unit and DD&A expense of oil and gas properties (excluding any straight-line depreciation) between the three months ended March 31, 2009 and 2008 are shown in the following table:

	For the Three Months Ended
	March 31,		$ Change	% Change
	2009	2008	from 2008	from 2008

Total Consolidated Sales Volumes (boe)	577,195	525,913	51,282	10%
DD&A Rate per boe	$6.75	$5.59	$1.16	21%
DD&A Expense (In thousands)	$3,895	$2,940	$954	32%

The following table details the changes in DD&A of oil and gas properties between the three months ended March 31, 2009 and 2008.

(In thousands)

2008 DD&A	$2,940
Changes due to volumes	346
Changes due to rates	605
2009 DD&A	$3,895

Our DD&A is based on the units-of-production method, which in basic terms multiplies the percentage of estimated proved reserves produced each period times the costs of those reserves. Our proved developed reserves are limited to an area’s concession life, or generally until 2016, even though a concession’s term can be extended for 10 years with the consent of the Argentine government. Our DD&A rate has been increasing for the past several years and will continue to increase at an accelerating rate until our concession extensions are obtained. With each year that passes without obtaining the ten-year extensions, we will add less proved reserves per well drilled, resulting in an increased DD&A rate.

Investment Income

Investment income for the first quarter of 2009 decreased by $431 thousand compared to 2008 as lower yields on our financial investments and lower balances of cash equivalents resulted in a $311 thousand decrease in interest and other income.

Index

  Additionally, equity income from Argentine investments decreased by $120 compared with first quarter 2008. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera Entre Lomas S.A. The comparative decrease in Petrolera’s net income is primarily a result of increased operating expenses attributable to much the same reasons described previously for the Company and foreign exchange losses experienced by Petrolera. These two factors more than offset the benefits of greater oil sales volumes attributable to successful exploration and development drilling in our joint operations in the Neuquén basin.

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented.

Volume, Price and Cost Statistics	Three Months Ended March 31,

	2009	2008

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	337,367	296,364
Gas (mcf)	1,291,750	1,212,179
LPG (tons)	2,091	2,345
Barrels of oil equivalent (boe)	577,195	525,913
Equity interests (3)
Crude oil and condensate (bbls)	373,577	328,318
Gas (mcf)	473,763	449,708
LPG (tons)	2,483	2,379
Barrels of oil equivalent (boe)	481,681	431,189
Total volumes
Crude oil and condensate (bbls)	710,944	624,682
Gas (mcf)	1,765,513	1,661,887
LPG (tons)	4,574	4,724
Barrels of oil equivalent (boe)	1,058,876	957,103

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$41.00	$41.99
Gas (per mcf)	1.80	1.38
LPG (per ton)	258.26	469.80
Equity interests (3)
Oil (per bbl)	$41.69	$42.03
Gas (per mcf)	1.85	1.42
LPG (per ton)	266.73	439.17

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$5.99	$5.93

Oil, gas, and LPG depreciation expense per boe	$6.75	$5.59

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

(3) The equity interest presented above reflects our interest in our equity investee's sales volumes and prices. The revenues resulting from the equity interest sales volumes and prices are not consolidated within the Company’s revenues. See the financial statements and Note 1 and Note 3 of Notes to Consolidated Financial Statements for additional explanation of the equity method of accounting for our investment in Petrolera.

Index

Financial Condition

We have historically funded capital programs and past property acquisitions with internally generated cash flow. Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and dividends from our equity interest in Petrolera generate most of our cash flow.

We have historically not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which makes financing difficult to obtain at reasonable terms. Consequently, the deterioration of credit markets since the latter part of 2008 has not impacted the Company as significantly as other E&P companies that have relied on capital markets to fund capital expenditures. With a cash balance equal to 14 percent of total assets, no bank debt, and the ability to adjust capital spending as necessary, we believe the Company continues to be well positioned during the current global recession. Management believes that the current economic environment and downturn in the oil and gas sector has created buying and investing opportunities and, as a result, we are actively seeking such opportunities in Colombia and Argentina.

However, and as previously discussed, oil price realizations in Argentina have decreased thus far in 2009, while operating costs have continued to increase. Accordingly, we have reduced our planned capital expenditures for 2009 and lowered shareholder dividends to preserve cash.

We estimate capital expenditures net to our direct working interests will total approximately $11 million in 2009, with approximately $6.8 million to be incurred over the remainder of the year.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, we estimate that our combined consolidated and equity capital expenditures will be $23 million for 2009.

In April 2009, our board of directors approved a regular quarterly dividend of $.02 per share.  This represents a reduction compared with the $.0875 per share declared during each of the four quarters of 2008.

We believe that the reductions in our 2009 capital program and the quarterly shareholder dividend are necessary to preserve cash in the current economic environment, thus providing us with the financial resources and liquidity needed to continue development drilling in our core properties over the long-term, fund new investment opportunities, meet future working capital needs and fund cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

As of March 31, 2009, we had a balance of cash and cash equivalents of $28.6 million, representing a decrease of $5.2 million during the first quarter of 2009. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Three Months Ended March 31,
	2009	2008
	(Thousands)
Net cash provided (used) by:
Operating activities	$1,627	$7,791
Investing activities	(4,269)	(5,605)
Financing activities	(2,576)	(2,578)
Decrease in cash and cash equivalents	$(5,218)	$(392)

Operating Activities

Our net cash provided by operating activities totaled $1.6 million for the three months ended March 31, 2009, compared with $7.8 million during the same period in 2008. The decrease in cash provided by operating activities is a result of lower net income and negative variations in working capital, in particular a decrease in accounts payable.  Additionally, no dividends from Argentine investments were received during the first quarter of 2009, compared with $1.2 million received in the same period of 2008.

Index

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by its operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments. Due to increased capital spending for development and exploration activities in our Neuquén basin properties and Petrolera’s scheduled principal and interest payments, we expect to receive less dividends from Petrolera during the next four years compared with dividends paid over the past three years.

Investing Activities

During the first three months of 2009, capital expenditures totaled $4.3 million, most of which was invested in exploration and development drilling in our Neuquén basin properties. In the first three months of 2008, capital expenditures totaled $6.7 million.

Financing Activities

During the first three months of 2009 and 2008, $2.6 million was paid to the Company’s shareholders in the form of dividends.

Capital Program

Neuquén Basin

In Entre Lomas, the Company and its partners continued development drilling in the concession during the first quarter of 2009. During the quarter, we completed and put on production two oil wells that commenced drilling in 2008, three wells were drilled, completed, and put on production, and two development wells were in progress at the end of the quarter.  We plan to drill 11 more wells in the area during the remainder of 2009.

In Bajada del Palo, Apco and its partners completed and put on production two exploration wells in the northeast sector of the concession that commenced drilling in 2008, and drilled one productive development well during the quarter. Two more development wells were in progress at the end of the quarter. We plan to drill two more wells in the area during the remainder of 2009 including one horizontal well. Since mid-2008, we have drilled three exploration wells in the northeastern sector of the concession. All three wells have been put into production and are being evaluated.

In the Agua Amarga exploration permit, we drilled the Charco del Palenque x-1007 (“ChdP.x-1007”) well in the first quarter of 2009. This is the seventh productive well drilled in the area since the permit was awarded in the second quarter of 2007. Electric log interpretations and initial formation test results indicate an exploration discovery with natural gas and condensate productive potential on this previously undrilled structure.  Of the seven productive wells drilled, four are discoveries.  We are currently assessing the commerciality of the permit that is scheduled to expire in mid 2010.

Tierra del Fuego

In Tierra del Fuego, first quarter activity included investments for additional gathering and flow lines to put on production wells from the western sector of the Los Flamencos field. These investments are planned to be completed in the first half of 2009 and will allow gross gas production to increase from the first quarter average of 25 million cubic feet per day to 42 million cubic feet per day by the middle of 2009 along with a corresponding increase in condensate volumes.

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil, natural gas and LPG, and our financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has historically not used derivatives to hedge price volatility. As previously mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. As a result, we can not accurately predict future prices, and therefore it is difficult for us to determine what effect increases or decreases in product prices may have on results of operations. The combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices has impacted the net back on the sale of crude oil in the domestic Argentine market.

Under current pricing formulas and levels of production, we estimate that a $1 fluctuation in the price of WTI from the average WTI price of $43.09 during the first quarter of 2009 would cause an annual fluctuation in the Company’s operating revenue, equity income (net of income taxes) and net income of approximately $450 thousand, $300 thousand and $550 thousand, respectively. If WTI were to increase to levels above $60, the formulas used to calculate our realized price could be re-negotiated.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. From 2003 through early 2008, the Argentine government used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last two years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2008, the peso to US dollar exchange rate was 3.45:1. At March 31, 2009, the exchange rate was 3.72:1, representing an eight percent devaluation in the first quarter of 2009.

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

Reference is made to the section “Argentine Economic and Political Environment” on page 39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Index

A sharp drop in world commodity prices, including agricultural prices, has strained Argentina’s economy and the country’s trade balance since the latter part of 2008. The sudden contraction of Argentina’s economy combined with sharply lower exports has reduced the government’s tax revenues, which has negatively impacted the government’s fiscal balance.  We cannot predict how the government will react to this situation, what government policies will be implemented in response to these developments, or how potential government actions will impact the country’s energy sector and the Company in particular.  In early 2009, President Cristina Kirchner ordered mid-term congressional elections originally scheduled for the fourth quarter of 2009 to be moved forward to June 2009.  We cannot predict the results of these elections or whether the outcome could contribute to increased political and economic instability.

Item 4.    Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.

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

First Quarter 2009 Changes in Internal Controls over Financial Reporting

There have been no changes during the first-quarter 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The information called for by this item is provided in Note 5 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.        Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed, except as set forth below.

We are subject to risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to climate change.  Climate change and the costs that may be associated with its impacts and the regulation of greenhouse gases have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.

Costs of environmental liabilities and complying with existing and future environmental regulations, including those related to climate change and greenhouse gas emissions, could exceed our current expectations.

Our operations are subject to extensive environmental regulation pursuant to a variety of laws and regulations.  Such laws and regulations impose, among other things, restrictions, liabilities, and obligations in connection with the generation, handling, use, storage, extraction, transportation, treatment, and disposal of hazardous substances and wastes in connection with spills, releases, and emissions of various substances into the environment, and in connection with the operation, maintenance, abandonment and reclamation of our facilities.

Compliance with environmental laws requires significant expenditures, including for clean up costs and damages arising out of contaminated properties.  In addition, the possible failure to comply with environmental laws and regulations might result in the imposition of fines and penalties.  Subject to any rights of indemnification, we are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses, which may not be covered by insurance.  In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.  Although we do not expect that the costs of complying with current environmental laws will have a material adverse effect on our financial condition or results of operations, no assurance can be given that the costs of complying with environmental laws in the future will not have such an effect.

Legislative and regulatory responses related to climate change create financial risk.  Many governing bodies have for some time been considering various forms of legislation related to greenhouse gas emissions. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases.  In addition, increased public awareness and concern may result in more proposals to reduce or mitigate the emission of greenhouse gases.  Our facilities may be subject to regulation under climate change policies introduced within the next few years.  There is a possibility that, when and if enacted, the final form of such legislation could increase our costs of compliance with environmental laws.  If we are unable to recover or pass through all costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations.  To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively impact our cost of and access to capital.

Index

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations.  If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change.  We might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations.  If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.

Our assets and operations can be adversely affected by weather and other natural phenomena.

Our assets and operations can be adversely affected by volcanic activity, floods, earthquakes, and other natural phenomena and weather conditions, including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations.  Insurance may be inadequate, and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all.  A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

Our customers’ energy needs vary with weather conditions.  To the extent weather conditions are affected by climate change or demand is impacted by regulations associated with climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes, leading to either increased investment or decreased revenues.

Item 6.    Exhibits

The following documents are included as exhibits to this report:

3.1 – Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

3.2 – Articles of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q,    No. 0- 8933, dated August 7, 2007.

10 – English translation of Contrato de Union Transitoria de Empresas agreement by and between the Argentine branch of Apco Argentina Inc., Petrolera Entre Lomas S.A., and Petrobras Energia S.A. relating to the Bajada del Palo concession, dated January 26, 2009, as filed with Form 10-K, No. 0-8933, dated March 16, 2009.

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________
* Filed herewith.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO ARGENTINA INC.
(Registrant)

By: /s/ Landy L. Fullmer
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

May 8, 2009

Index

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                DESCRIPTION

3.1	Memorandum of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0-8933, dated August 7, 2007.

3.2	Articles of Association of Apco Argentina Inc. as amended, as filed with Form 10-Q, No. 0- 8933, dated August 7, 2007.

10
English translation of Contrato de Union Transitoria de Empresas agreement by and between the Argentine branch of Apco Argentina Inc., Petrolera Entre Lomas S.A., and Petrobras Energia S.A. relating to the Bajada del Palo concession, dated January 26, 2009, as filed with Form 10-K, No. 0-8933, dated March 16, 2009.

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*           Filed herewith.

Index