Form 10-Q
period 2009-06-30
APCO OIL & GAS INTERNATIONAL INC
filed 2009-08-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission file number 0-8933

APCO OIL AND GAS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS
(State or Other Jurisdiction of	EIN 98-0199453
Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE WILLIAMS CENTER, 35th FLOOR
TULSA, OKLAHOMA	74172
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's Telephone Number, Including Area Code)	(918) 573-2164

The former name of the registrant was Apco Argentina Inc.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2009
Ordinary Shares, $0.01 Par Value	29,441,244 Shares

APCO OIL AND GAS INTERNATIONAL INC.

INDEX

                                                      Page No.

PART I.                  FINANCIAL INFORMATION
PART II	OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements relate to anticipated financial performance, management’s plans and business objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled” or other similar expressions.  These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors that could cause actual results to differ results contemplated by the forward-looking statements include, among others, the following:

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

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$26,810	$33,789
Accounts receivable	11,481	9,120
Advances to joint venture partners	28	582
Inventory	2,348	2,689
Other current assets	2,317	2,351
Total Current Assets	42,984	48,531

Property and Equipment:
Cost, successful efforts method of accounting	169,881	160,600
Accumulated depreciation, depletion and amortization	(86,593)	(78,924)
	83,288	81,676

Argentine investment, equity method	78,325	71,711
Deferred Argentine income tax asset	627	767
Other assets	254	109
Total assets	$205,478	$202,794
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,203	$7,644
Advances from joint venture partners	18	153
Affiliate payables	354	1,674
Accrued liabilities	3,010	3,384
Argentine income taxes payable	987	-
Dividends payable	-	2,576
Total Current Liabilities	8,572	15,431

Long-term liabilities	2,276	2,568

Equity:
Shareholders' Equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,270)	(1,270)
Retained earnings	186,304	176,481
Total Shareholders' Equity	194,434	184,611
Noncontrolling interests in consolidated subsidiaries	196	184
Total Equity	194,630	184,795
Total liabilities and equity	$205,478	$202,794

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Oil revenues	$12,728	$14,509	$26,559	$26,952
Natural Gas revenues	2,181	1,583	4,512	3,258
LPG revenues	576	1,073	1,116	2,175
Other	333	335	888	720
Total operating revenues	15,818	17,500	33,075	33,105

COSTS AND OPERATING EXPENSES:
Production and lifting costs	2,965	4,161	6,422	7,281
Provincial production taxes	1,822	1,800	3,740	3,655
Transportation and storage	161	274	397	573
Selling and administrative	1,914	1,501	4,404	3,271
Depreciation, depletion and amortization	3,765	3,072	7,669	6,022
Exploration expense	32	1,781	126	1,911
Argentine taxes other than income	956	646	1,827	1,453
Foreign exchange losses	142	112	630	76
Other expense	433	305	955	532
Total costs and operating expenses	12,190	13,652	26,170	24,774

TOTAL OPERATING INCOME	3,628	3,848	6,905	8,331

INVESTMENT INCOME:
Interest and other income	57	210	160	629
Equity income from Argentine investments	3,505	4,411	6,614	7,640
Total investment income	3,562	4,621	6,774	8,269

Income before Argentine income taxes	7,190	8,469	13,679	16,600
Argentine income taxes	1,792	1,268	3,256	2,943

NET INCOME	5,398	7,201	10,423	13,657
Less: Net income attributable to noncontrolling interests	4	9	11	16
Net Income attributable to Apco Oil and Gas International Inc.	$5,394	$7,192	$10,412	$13,641

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.18	$0.24	$0.35	$0.46

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$0.02	$0.0875	$0.02	$0.0875

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the six months ended June 30,
(Amounts in Thousands)	2009			2008
	Apco Oil and Gas International Inc.	Noncontrolling Interests	Total	Apco Oil and Gas International Inc.	Noncontrolling Interests	Total

Beginning Balance	$184,611	$185	$184,796	$171,192	$166	$171,358

Net Income/Total Comprehensive Income	10,412	11	10,423	13,641	16	13,657
Cash Dividends - ordinary shares	(589)		(589)	(2,575)		(2,575)
Dividends and distributions to
noncontrolling interests		-	-		(4)	(4)
Ending Balance	$194,434	$196	$194,630	$182,258	$178	$182,436

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended
	June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10,423	$13,657
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(6,614)	(7,640)
Dividends from Argentine investments	-	2,161
Deferred income tax provision (benefit)	123	(11)
Depreciation, depletion and amortization	7,669	6,022
Changes in accounts receivable	(2,361)	420
Changes in inventory	341	(1,561)
Changes in other current assets	(68)	1,886
Changes in accounts payable	(3,953)	1,911
Changes in advances from joint venture partners	(419)	(3,466)
Changes in affiliate payables	(1,320)	906
Changes in accrued liabilities	463	(101)
Changes in Argentine income taxes payable	1,089	(690)
Other, including changes in noncurrent assets and liabilities	(420)	33
Net cash provided by operating activities	4,953	13,527
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(8,768)	(13,704)
Short-term investments:
Purchase of short-term investments	-	(17,130)
Proceeds from short-term investments	-	1,097
Net cash used in investing activities	(8,768)	(29,737)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	-	(4)
Dividends paid ($0.1075 per share in 2009 and $0.175 per share in 2008)	(3,164)	(5,152)
Net cash used in financing activities	(3,164)	(5,156)

(Decrease) in cash and cash equivalents	(6,979)	(21,366)

Cash and cash equivalents at beginning of period	33,789	45,975

Cash and cash equivalents at end of period	$26,810	$24,609

___________________
* Increases to property plant and equipment	$(9,281)	$(13,704)
Changes in related accounts payable	513	-
Capital expenditures	$(8,768)	$(13,704)

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

In July 2009, the shareholders of Apco Argentina Inc. approved changing the name of the company from Apco Argentina Inc. to Apco Oil and Gas International Inc. (“Apco”).  The name change became effective on July 13, 2009.

Apco is an international oil and gas exploration and production company. Exploration and production will be referred to as “E&P” in this document. Apco began E&P activities in Argentina in the late 1960s, and as of June 30, 2009, had interests in seven oil and gas producing concessions and one exploration permit in Argentina.

The consolidated financial statements include the accounts of Apco Oil and Gas International Inc. (a Cayman Islands company) and its subsidiaries, Apco Properties Ltd. (a Cayman Islands company), Apco Austral S.A. (an Argentine corporation), and Apco Argentina S.A. (an Argentine corporation), which as a group are at times referred to in the first person as “we,” “us,” or “our.” We also sometimes refer to Apco as the “Company.”

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

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In July 2008, our subsidiary, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

All intercompany balances and transactions between Apco and its subsidiaries have been eliminated in consolidation.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six-month periods ended June 30, 2009 and 2008.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession lives using the units of production method based on proved producing reserves. The Company’s proved reserves are limited to the concession life, or generally until 2016, even though a concession’s term may be extended for 10 years with the consent of the Argentine government. In July of 2009, the term for the portion of the Entre Lomas concession located in the province of Neuquén was extended until 2026, and the term for the Bajada del Palo concession was extended until 2025. Incremental proved reserves resulting from these extensions will be included in our oil and gas depreciation calculation beginning in July, resulting in a lower rate of depreciation for the remaining net book value than recent periods.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent Events

Subsequent events have been evaluated through the date and time the financial statements were issued on August 7, 2009.

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

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent. This is because although the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are presently located, it also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction and therefore do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Argentine income taxes:
Current	$1,781	$1,273	$3,133	$2,954
Deferred	11	(5)	123	(11)
Income tax expense	$1,792	$1,268	$3,256	$2,943

As of June 30, 2009 and June 30, 2008, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In 2007, Petrolera arranged for a $50 million bank line of credit to fund its share of the acquisition cost for the Bajada del Palo concession and a portion of Petrolera’s capital expenditures. During 2008, Petrolera borrowed the full $50 million. In the second quarter of 2009, Petrolera re-negotiated the terms of its line of credit.  The remaining principal and accrued interest balance totaling $48.4 million will be repaid in 15 equal quarterly installments and bears interest at Libor plus 2.4 percent per annum adjusted on a quarterly basis.  Principal payments are scheduled to begin in the first quarter of 2010 and will end in the third quarter of 2013.

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at June 30, 2009 and December 31, 2008 is as follows.  Amounts are stated in thousands:

	June 30,	December 31,
	2009	2008

Current assets	$70,152	$60,538
Non current assets	191,556	193,867
Current liabilities	26,791	33,226
Non current liabilities	47,422	46,707

Petrolera’s results of operations for the three and six months ended June 30, 2009 and 2008 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$42,035	$47,325	$83,826	$85,170
Expenses other than income taxes	27,802	31,632	57,880	56,189
Net income	8,597	10,811	16,064	18,726

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008

Taxes other than income payable	$417	$531
Accrued provincial production taxes	787	783
Accrued oil & gas expenditures	559	671
Accrued payroll and other general and adminstrative expenses	524	541
Accrued surface-rights cost	300	300
Other	423	558
	$3,010	$3,384

(5)	Contingencies

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

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result, a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding can not be made at this time. There have been no new developments in this matter since the Company filed its formal response in December 2004.

(6)	Recent Accounting Standards

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009.  We have reflected the recognition and disclosure requirements of this standard in this Form 10-Q.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS No. 168). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. SEC registrants must also follow the rules and interpretative releases of the SEC. We will apply SFAS No. 168 in the third quarter of 2009, and it will not have an impact on our Consolidated Financial Statements.

(7)	Subsequent Events

In July 2009, the Argentine province of Neuquén agreed to extend the concession terms for the Company’s operations in the Bajada del Palo and Entre Lomas concessions for 10 years.  The Bajada del Palo concession was extended to September 6, 2025, and the Entre Lomas concession was extended to January 21, 2026. The extensions were effective on July 23, 2009.

Under the extensions, Apco and its partners agreed to pay a total bonus of $12.5 million ($2.9 million net to our direct interest and $3.7 million net to our equity interest) and spend a gross amount of $237 million ($54.4 million net to our direct interest and $70 million net to our equity interest) in the province of Neuquén for future exploitation and exploration activities over a period of approximately 17 years.  In addition, the provincial production tax increases from the current level of 12 percent to 15 percent effective from August 2009 and could increase up to a maximum of 18 percent depending on future increases in product price realizations.

The Bajada del Palo concession is located entirely in the province of Neuquén. The Entre Lomas concession straddles the provinces of Neuquén and Río Negro. This extension agreement does not apply to the portion of the Entre Lomas concession located in Río Negro province.

In July 2009, Apco entered into a farm-in agreement to make investments to earn an interest in an exploration block in Colombia.  Assignment of interest to Apco is subject to Colombian governmental approval.  As part of the contractual requirements related to the block, Apco issued a $4 million letter of credit in July.   The letter of credit expires on January 12, 2011, and is collateralized by cash on hand.  As a result, $4 million of the Company’s cash will be considered as restricted cash and will be classified as other current or noncurrent assets on our future balance sheets while the letter of credit is outstanding. The restricted cash is invested in a short-term money market account with a financial institution.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and six-month periods ended June 30, 2009, compared with the three and six-month periods ended June 30, 2008, and our financial condition since December 31, 2008. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2008 Annual Report on Form 10-K.

Overview

During the second quarter and first six months of 2009, net income attributable to Apco Oil and Gas International Inc. was $5.4 million and $10.4 million, respectively, representing decreases of $1.8 million and $3.2 million compared with the same periods in 2008.

The decrease in net income for the second quarter of 2009 is reflective of:

•	The absence of a $1.2 million benefit to operating revenues recorded in the second quarter of 2008 associated with a retroactive oil price adjustment;

•	Lower production and lifting costs and lower exploration expense which combined to more than offset higher depreciation and general and administrative costs; and

•	Lower equity income from Argentine investments.

The decrease in net income for the first six months of 2009 is reflective of:

•	The benefits of higher oil and natural gas sales volumes were offset by lower oil and LPG sales prices and the absence of a benefit to revenues for a retroactive oil price adjustment;

•	Lower production and lifting costs and lower exploration expense which were more than offset by higher depreciation, greater general and administrative costs, and higher foreign exchange losses; and

•	Lower investment income.

See additional discussion in Results of Operations.

  Additionally, net cash provided by operating activities for the six months ended June 30, 2009, was $5.0 million, representing an $8.6 million decrease compared with the first six months of 2008 primarily due to the decrease in our operating results and a lack of dividends received from Argentine investments during the period.  See additional discussion in Management’s Discussion and Analysis of Financial Condition.

Recent Events

Corporate Name Change

Consistent with management’s stated intention to diversify the Company into other countries in South America, in July of 2009 the shareholders of Apco Argentina Inc. approved changing the name of the company from Apco Argentina Inc. to Apco Oil and Gas International Inc. (“Apco”).  The name change became effective on July 13, 2009.

Concession Extensions

In July 2009, the Argentine province of Neuquén agreed to extend the concession terms for the Company’s operations in the Bajada del Palo and Entre Lomas concessions for 10 years.  The Bajada del Palo concession was extended to September 6, 2025, and the Entre Lomas concession was extended to January 21, 2026. The extensions were effective on July 23, 2009.

Index

Under the extensions, Apco and its partners agreed to pay a total bonus of $12.5 million ($2.9 million net to our direct interest and $3.7 million net to our equity interest) and spend a gross amount of $237 million ($54.4 million net to our direct interest and $70 million net to our equity interest) for future exploitation and exploration activities over a period of approximately 17 years.  In addition, the provincial production tax increases from the current level of 12 percent to 15 percent effective from August 2009 and could increase up to a maximum of 18 percent depending on future increases in product price realizations.

The Bajada del Palo concession is located entirely in the province of Neuquén. The Entre Lomas concession straddles the provinces of Neuquén and Río Negro. This extension agreement does not apply to the portion of the Entre Lomas concession located in Río Negro province.  Petrolera Entre Lomas S.A. (“Petrolera”), the operator of both concessions that represents the joint venture partners in the negotiations, will now try to secure the extension for the portion of Entre Lomas located in Río Negro province, and we expect that those negotiations will commence in the second half of 2009.

Agua Amarga Commerciality

In the second quarter of 2009, Apco and its partners in the Agua Amarga exploration permit initiated the formal process to convert a portion of the permit, or approximately 18,000 acres, into a 25-year producing concession.  We expect this process to conclude in the third quarter of 2009.  The remaining acreage, or approximately 77,000 acres, will continue to be subject to the terms of the exploration permit, which is scheduled to expire in May of 2010.

Business Development Efforts in Colombia

Apco is actively pursuing investment opportunities in Colombia. Our initial strategy is to acquire interests in exploration blocks via farm in agreements in which we invest in order to earn an interest. We are currently focusing our efforts on opportunities in the Llanos and Magdalena Valley basins.

In most cases, exploration contracts with the Agencia Nacional de Hidrocarburos (“ANH”), the Colombian government agency that manages and administers oil and gas properties not owned by the Colombian state energy company, Ecopetrol, require letters of credit to guaranty exploration investment commitments. As part of the requirements for participating in one such prospect, Apco issued a $4 million letter of credit in July.   The letter of credit expires on January 12, 2011, and is collateralized by cash on hand.  As a result, $4 million of the Company’s cash will be considered as restricted cash and will be classified as other current or noncurrent assets on our future balance sheets while the letter of credit is outstanding. The restricted cash is invested in a short-term money market account with a financial institution.

The letters of credit required by the ANH exploration contract in which Apco will participate have been submitted to the ANH for acceptance. We plan to submit an application for formal assignment of our interest in the near future.

Product Volumes

  During the second quarter of 2009, oil sales volumes, net to the Company’s combined consolidated and equity interests, totaled 682 Mbbls, an increase of six percent compared with 643 Mbbls during the comparable quarter in 2008. Higher oil sales volumes are the result of successful exploration and development drilling in our Neuquén basin properties in addition to field re-activation activities in Bajada del Palo.  During the second quarter, gross oil production in the Bajada del Palo concession reached 2,000 barrels of oil per day, up from 180 barrels of oil per day at the time of acquisition during the second half of 2007.  Sales volumes from Tierra del Fuego were comparatively low as oil tanker loading delays resulted in a negative variance of 16,000 barrels of oil. These same factors resulted in a 10 percent net increase in oil sales volumes net to our consolidated and equity interests for the first six months of 2009 compared to the same period in 2008.

Natural gas sales volumes, net to the Company’s combined consolidated and equity interests, totaled 1.869 billion cubic feet (“Bcf”), an increase of 15 percent compared with 1.628 Bcf during the second quarter of 2008. The increase in production is a result of having completed and put into operation production facility enhancements in our Tierra del Fuego operations in the fourth quarter of 2008 and additional flowlines and well-connections completed in the second quarter of 2009, which have enabled us to produce and sell greater natural gas volumes during 2009 compared with 2008.  These same factors resulted in a 10 percent increase in natural gas sales volumes net to our consolidated and equity interests for the first six months of 2009 compared with the same period in 2008.

  Liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 4.9 thousand tons during the second quarter of 2009, a five percent increase compared with 4.7 thousand tons during the second quarter of 2008.  During the first six months of 2009, LPG sales volumes increased by one percent compared with 2008.

Index

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

Consequently, the volatility of world oil prices as experienced in the second quarter and first six months of 2009 compared with the same periods of 2008 is not reflected in our comparative results of operations for the two periods. The average WTI spot market price was $59.61 for the second quarter and $51.51 for the first six months of 2009 compared with $123.78 and $111.13 for the same periods in 2008.  However, due to the price controls and marketing environment in Argentina, our average realized price for our direct working interests consolidated in our operating revenues was $41.89 per barrel in the second quarter and $41.42 for the first six months of 2009, compared with $45.81 in the second quarter and $45.17 for the first six months of 2008.  The average oil sales price for our equity interests was $42.22 for the second quarter and $42.03 for the first six months of 2009 compared with $46.35 and $45.59 for the same periods in 2008.

As can be seen in the average WTI crude prices mentioned above, world oil prices have improved throughout 2009 and thus far into the third quarter.  Additionally, oil price realizations in Argentina began to increase in the second quarter of the year.  Our oil price realizations continue to be negotiated on a monthly basis, and as such, we cannot accurately predict how they will evolve throughout the year.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six-months ended June 30, 2009, compared with the three and six-months ended June 30, 2008.  Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended June 30,
			$ Change	% Change
	2009	2008	from 2008*	from 2008*
	($ Amounts in Thousands)

Total operating revenues	$15,818	$17,500	$(1,682)	-10%
Total costs and operating expenses	12,190	13,652	1,462	11%
Operating income	3,628	3,848	(220)	-6%
Investment income	3,562	4,621	(1,059)	-23%
Argentine income taxes	1,792	1,268	(524)	-41%
Less: Net income attributable to noncontrolling interests	4	9	5	56%
Net Income attributable to Apco	$5,394	$7,192	$(1,798)	-25%

	For the Six Months Ended June 30,
			$ Change	% Change
	2009	2008	from 2008*	from 2008*
	($ Amounts in Thousands)

Total operating revenues	$33,075	$33,105	$(30)	-0.1%
Total costs and operating expenses	26,170	24,774	(1,396)	-6%
Operating income	6,905	8,331	(1,426)	-17%
Investment income	6,774	8,269	(1,495)	-18%
Argentine income taxes	3,256	2,943	(313)	-11%
Less: Net income attributable to noncontrolling interests	11	16	5	31%
Net Income attributable to Apco	$10,412	$13,641	$(3,229)	-24%

    *      + = Favorable change to net income ; — = Unfavorable change to net income ; NM = A percentage calculation is not meaningful due to change in signs, a  zero-value denominator, or a percentage change greater than 200.

Index

Total Operating Revenues

Operating revenues for the second quarter of 2009 decreased by $1.7 million, or 10 percent compared with second quarter 2008.  For the first half of 2009, Operating revenues were flat compared with 2008.  The following tables and discussion explain the components and variances in Operating revenues.

The three-month and six-month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues is shown in the following tables.

	Three Months Ended June 30,			Six Months Ended June 30,

	2009	2008	% Change	2009	2008	% Change

Sales Volumes
Oil (bbls)	303,865	291,198	4%	641,232	587,562	9%
Natural Gas (mcf)	1,401,898	1,177,607	19%	2,693,647	2,389,785	13%
LPG (tons)	2,318	2,365	-2%	4,409	4,710	-6%
Oil, Natural Gas and LPG (boe)	564,719	515,224	10%	1,141,914	1,041,137	10%

Natural Gas (per mcf)	1.56	1.34	16%	1.68	1.36	23%
LPG (per ton)	248.47	453.63	-45%	253.11	461.74	-45%

Revenues ($ in thousands)
Oil revenues	$12,728	$14,509	-12%	$26,559	$26,952	-1%
Natural Gas revenues	2,181	1,583	38%	4,512	3,258	38%
LPG revenues	576	1,073	-46%	1,116	2,175	-49%
	$15,485	$17,165	-10%	$32,187	$32,385	-1%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2008 Sales	$14,509	$1,583	$1,073	$17,165
Retroactive price adjustment - 2008	(1,169)	-	-	(1,169)
Changes due to volumes	531	349	(12)	868
Changes due to prices	(1,143)	249	(485)	(1,379)
2009 Sales	$12,728	$2,181	$576	$15,485

Index

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2008 Sales	$26,952	$3,258	$2,175	$32,385
Retroactive price adjustment - 2008	(410)	-	-	(410)
Changes due to volumes	2,223	509	(76)	2,656
Changes due to prices	(2,206)	745	(983)	(2,443)
2009 Sales	$26,559	$4,512	$1,116	$32,187

Oil Revenues

During the second quarter of 2009, Oil revenues decreased by $1.8 million, or 12 percent, compared with second quarter 2008.  The decrease is primarily due to the following factors:

•	The absence of a $1.2 million benefit recorded in the second quarter of 2008 associated with a retroactive oil price adjustment;

•
A four percent increase in consolidated oil sales volumes resulted in a $531 thousand increase in revenues despite lower sales volumes from Tierra del Fuego caused by oil tanker loading delays that resulted in a quarter-over-quarter negative variance of 16,000 barrels of oil net to Apco; and

•	A nine percent decrease in average oil sales prices resulted in a $1.1 million decrease which more than offset the benefits of increased sales volumes.

During the first half of 2009, Oil revenues decreased by $393 thousand, or one percent compared with 2008.  The decrease is due to the following factors:

•	The absence of a retroactive oil price adjustment recorded in 2008 resulted in a $410 thousand decrease;

•	A nine percent increase in oil sales volumes resulted in a $2.2 million increase; and

•	An eight percent decrease in average oil sales prices led to a $2.2 million decrease in revenues for the period.

Natural Gas Revenues

During the second quarter of 2009, Natural Gas revenues increased by $598 thousand, or 38 percent, compared with second quarter 2008.  The increase is due to the following factors:

•
Production facility enhancements and well-connections in our Tierra del Fuego operations drove a 19 percent increase in consolidated natural gas sales volumes for the quarter, resulting in a $349 thousand benefit to revenues;  and

•	A 16 percent increase in average natural gas sales prices resulted in a $249 thousand increase to revenues.

Index

During the first half of 2009, Natural Gas revenues increased by $1.3 million, or 38 percent, compared with the same period in 2008.  The increase is due to the following factors:

•	A 13 percent increase in sales volumes, driven by the same factors that affected the second quarter’s results, resulted in a $509 thousand benefit to revenues; and

•	A 23 percent increase in average natural gas sales prices resulted in a $745 thousand increase to revenues.

The increase in average natural gas sales prices for the second quarter and first six months of 2009 is primarily attributable to a new gas sales contract allowing for a portion of Tierra del Fuego production volumes to be delivered to higher priced industrial markets. We also received higher prices in Entre Lomas and Acambuco due to delivering less volumes to lower priced residential markets during the summer months in the southern hemisphere.

LPG Revenues

During the second quarter of 2009, LPG revenues decreased by $497 thousand, or 46 percent, compared with second quarter 2008.  The decrease is primarily due to the following factors:

•	Plant maintenance in Tierra del Fuego contributed to a two percent decrease in consolidated LPG sales volumes which lowered revenues by $12 thousand; and

•	Decreased international commodity prices and market conditions in Argentina resulted in a 45 percent decrease in average LPG sales prices for the quarter, which decreased revenues by $485 thousand.

In the first half of 2009, LPG revenues decreased by $1.1 million, or 49 percent, due to the following factors:

•
Revenues decreased by $76 thousand due to lower sales volumes and $983 thousand due to lower average sales prices compared with 2008. The decrease in sales volumes and prices was caused by the same factors that negatively affected the second quarter of 2009.

Total Costs and Operating Expenses

During the second quarter of 2009, Total costs and operating expenses decreased by $1.5 million, or 11 percent, compared with second quarter 2008.  The decrease is primarily due to the following factors:

•	Production and lifting costs decreased by $1.2 million, or 29 percent, due to lower workover and well-maintenance activity;

•
Exploration expense decreased by $1.8 million due to the absence of dry-hole expense for unsuccessful exploratory wells and the absence of expenses related to the acquisition of 3D seismic information;

•	Depreciation, depletion and amortization (DD&A) increased by $693 thousand due to higher unit rates and greater sales volumes; and

•	Selling and administrative expense increased by $413 thousand due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities.

Index

During the first half of 2009, Total costs and operating expenses increased by $1.4 million, or six percent, compared with first half of 2008.  Factors that contributed to the increase are:

•	Production and lifting costs decreased by $859 thousand, or 12 percent, due to lower workover and well-maintenance activity.

•
Exploration expense decreased by $1.8 million due to the absence of dry-hole expense for unsuccessful exploratory wells and the absence of expenses related to the acquisition of 3D seismic information.

•	Depreciation, depletion and amortization (DD&A) increased $1.6 million, or 27 percent due to increased unit rates and greater sales volumes.

•
Selling and administrative expense increased by $1.1 million due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities and increased salaries and wages.

•
Foreign exchange loss increased by $554 thousand due to the devaluation of the Argentine peso in 2009. The peso to US dollar exchange rate increased from 3.45:1 at December 31, 2008, to 3.80:1 at June 30, 2009. This devaluation of the Argentine peso has reduced the US dollar value of our net monetary assets denominated in pesos.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A rates per unit and DD&A expense of oil and gas properties (excluding any straight-line depreciation) between the three and six-months ended June 30, 2009 and 2008 are shown in the following table:

	Three Months Ended			%	Six Months Ended			%
	June 30,		Change	Change	June 30,		Change	Change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008

Consolidated Sales Volumes (boe)	564,719	515,224	49,495	10%	1,141,914	1,041,137	100,777	10%
DD&A Rate per boe	$6.64	$5.96	$0.67	11%	$6.69	$5.78	$0.91	16%
DD&A Expense (In thousands)	$3,747	$3,072	$675	22%	$7,642	$6,022	$1,620	27%

The following table details the changes in DD&A of oil and gas properties between the three and six-months ended June 30, 2009 and 2008.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	(In thousands)

2008 DD&A	$3,072	$6,022
Changes due to volumes	328	674
Changes due to rates	347	946
2009 DD&A	$3,747	$7,642

  Our DD&A is based on the units-of-production method, which in basic terms multiplies the percentage of estimated proved developed reserves produced each period times the costs of those reserves. Our proved developed reserves are limited to an area’s concession life, or generally until 2016, even though a concession’s term can be extended for 10 years with the consent of the Argentine government.

Index

  In July of 2009, the term for the portion of the Entre Lomas concession located in the province of Neuquén was extended until 2026, and the term for the Bajada del Palo concession was extended until 2025.  We expect that the extensions will have a favorable effect on our DD&A rate beginning in the third quarter of 2009 as more proved producing reserves will be included in our DD&A calculation, resulting in a lower DD&A rate.

Investment Income

Total investment income for the second quarter of 2009 decreased by $1.1 million compared to 2008 due to a decrease of $906 thousand in Equity income from Argentine investments.  The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is a result of decreased revenues driven by lower oil prices and increased depreciation expenses attributable to the same reasons previously described for the Company. These two factors more than offset the benefits of greater oil sales volumes attributable to successful exploration and development drilling in our joint operations in the Neuquén basin.

Total investment income for the first six months of 2009 decreased by $1.5 million compared to 2008 as lower yields on our financial investments and lower balances of cash equivalents resulted in a $469 thousand decrease in interest and other income.  Additionally, Equity income from Argentine investments decreased by $1.0 million compared with 2008. The decrease in our equity income is driven by the same factors that affected the second quarter’s results.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:

	Periods Ending June 30
	Three Months		Six Months

	2009	2008	2009	2008

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	303,865	291,198	641,232	587,562
Gas (mcf)	1,401,898	1,177,607	2,693,647	2,389,785
LPG (tons)	2,318	2,365	4,409	4,710
Barrels of oil equivalent (boe)	564,719	515,224	1,141,914	1,041,137
Equity interests (3)
Crude oil and condensate (bbls)	378,041	351,533	751,618	679,851
Gas (mcf)	467,311	450,786	941,074	900,494
LPG (tons)	2,605	2,319	5,089	4,698
Barrels of oil equivalent (boe)	486,500	453,877	968,180	885,066
Total volumes
Crude oil and condensate (bbls)	681,906	642,731	1,392,850	1,267,413
Gas (mcf)	1,869,209	1,628,393	3,634,722	3,290,280
LPG (tons)	4,924	4,684	9,498	9,409
Barrels of oil equivalent (boe)	1,051,219	969,101	2,110,094	1,926,203

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$41.89	$45.81	$41.42	$45.17
Gas (per mcf)	1.56	1.34	1.68	1.36
LPG (per ton)	248.47	453.63	253.11	461.74
Equity interests (3)
Oil (per bbl)	$42.22	$46.35	$42.03	$45.59
Gas (per mcf)	1.03	0.92	1.68	1.17
LPG (per ton)	249.03	407.17	253.64	423.37

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$5.25	$8.08	$5.62	$6.99

Oil, gas, and LPG depreciation expense per boe	$6.64	$5.96	$6.69	$5.78

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

Index

Financial Condition

We have historically funded capital programs and past property acquisitions with internally generated cash flow. Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and dividends from our equity interest in Petrolera are still the largest contributors to our net cash provided by operating activities.

We have historically not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which makes financing difficult to obtain at reasonable terms. Consequently, the deterioration of credit markets since the latter part of 2008 has not impacted the Company as significantly as other E&P companies that have relied on capital markets to fund capital expenditures. With a cash balance equal to 13 percent of total assets, no bank debt, and the ability to adjust capital spending as necessary, we believe the Company continues to be well positioned during the current global recession. Management believes that the current economic environment and downturn in the oil and gas sector has created buying and investing opportunities and, as a result, we are actively seeking such opportunities in Colombia and Argentina.

In the second quarter of 2009, Petrolera re-negotiated the terms of its $50 million line of credit.  The remaining principal and accrued interest balance totaling $48.4 million will be repaid in 15 equal quarterly installments and bears interest at Libor plus 2.4 percent per annum adjusted on a quarterly basis.  An eight-month grace period was obtained for principal payments, and those payments are now scheduled to begin in the first quarter of 2010 and end in the third quarter of 2013.

As mentioned in our Annual Report on Form 10-K for the year ended December 31, 2008, throughout 2009 we will review the Company’s capital program considering developing circumstances in the world economy and changing product prices. As previously discussed, the price of WTI crude oil and oil price realizations in Argentina have increased during the second quarter compared with earlier in the year.  In addition, drilling activity in Argentina has declined considerably and producers there have started to obtain tariff reductions from drilling and other oil field contractors, signaling a possible improvement in the investment climate for the balance of 2009.

Given this improving price and cost environment, and the new timing of Petrolera’s principal payments, we currently estimate non-acquisition capital expenditures net to our direct working interests will total approximately $20 million in 2009, reflecting a substantial increase over the Company’s capital spending outlook at the end of the first quarter.  We expect to fund these additional investments with cash on hand and cash flows from operations.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, we estimate that our combined consolidated and equity non-acquisition capital expenditures will be $44 million for 2009.

As previously mentioned in this report, Apco and its partners agreed to pay a total bonus of $12.5 million ($2.9 million net to our direct interest and $3.7 million net to our equity interest) as part of the extension agreement.  The bonus is payable in 19 equal installments, with two installments due in July and 17 monthly payments due thereafter.

We will continue to monitor our 2009 capital program and the quarterly shareholder dividend as necessary to preserve cash in the current economic environment and to provide Apco with the financial resources and liquidity needed to continue development drilling in its core properties over the long-term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

Index

  As of June 30, 2009, we had a balance of cash and cash equivalents of $26.8 million, representing a decrease of $7.0 million during the first six months of 2009. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Six Months Ended June 30,
	2009	2008
	(Thousands)
Net cash provided (used) by:
Operating activities	$4,953	$13,527
Investing activities	(8,768)	(29,737)
Financing activities	(3,164)	(5,156)
(Decrease) in cash and cash equivalents	$(6,979)	$(21,366)

Operating Activities

Our net cash provided by operating activities totaled $5.0 million for the six months ended June 30, 2009, compared with $13.5 million during the same period in 2008. The decrease in cash provided by operating activities is a result of lower net income and changes in working capital, in particular a decrease in accounts payable.  Additionally, we did not receive any dividends from Argentine investments during the first six months of 2009, compared with $2.2 million received in the same period of 2008.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, Petrolera’s ability to pay dividends is dependent upon numerous factors including its cash flows provided by its operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments. As a result of the new terms of Petrolera’s credit agreement which provide an eight-month grace period for principal payments, we currently expect to receive dividends from Petrolera in the second half of 2009.  However, due to extension bonus payments and Petrolera’s scheduled principal and interest payments during the years 2010 through 2013, in addition to our ongoing Neuquén basin exploration and development drilling programs, we currently expect to receive less dividends from Petrolera during the next four years compared with the level of dividends received in recent years.

Investing Activities

During the first six months of 2009, capital expenditures totaled $8.8 million, most of which was invested in development drilling in our Neuquén basin properties. In the first six months of 2008, capital expenditures totaled $13.7 million.

During 2009, we invested in deposits that had a term of less than 90 days, which are classified as cash and cash equivalents on our balance sheet.  During 2008, we invested in deposits that had a longer term to maturity than in 2009, and thus our cash and cash equivalents decreased by $16 million during that period. At June 30, 2008, we held $17.1 million of short-term investments.

Financing Activities

During the first six months of 2009, $3.2 million was paid to the Company’s shareholders in the form of dividends, compared with $5.2 million in 2008.

Index

Contractual Obligations

As described elsewhere in this report, in July 2009, the term of the portion of the Entre Lomas concession located in the province of Neuquén and the term of the Bajada del Palo concession were extended for an additional 10 years.  As a result of the extensions, our contractual obligations increased from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  We now have additional commitments for expenditures in oil and gas activities net to our direct working interest of approximately $12 million to be spent during the three year period ending December 31, 2011, $13 million to be spent during the three year period ending December 31, 2014, and $29 million thereafter. We expect to fund these commitments with cash provided by operating activities.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Capital Program

Neuquén Basin

During the first half of 2009, we have continued our excellent track record of drilling success in our Neuquén basin properties, achieving a 100 percent success rate drilling development and exploration wells.  The following discussion details our activities in each of our areas in the basin.

In Entre Lomas, Apco and its partners continued development drilling in the concession during the second quarter and first half of 2009. During the quarter, we completed and put on production two oil wells that commenced drilling in the first quarter, three wells were drilled, completed, and put on production, and three development wells were in progress at the end of the quarter.

During the first six months of 2009, we completed and put on production two oil wells that commenced drilling in 2008, eight wells were drilled, completed, and put on production, and three development wells were in progress at the end of the period.  We plan to drill nine more wells in Entre Lomas during the remainder of 2009.

In Bajada del Palo, we completed and put on production two development wells during the quarter. We also spudded a development horizontal well which was in progress at the end of the quarter.  During the first six months, we completed and put on production two exploration wells in the northeast sector of the concession that commenced drilling in 2008, and drilled three productive development wells with a fourth well in progress. We plan to drill seven more wells in the area during the remainder of 2009.

During the first half of 2009, we drilled the Charco del Palenque x-1007 (“ChdP.x-1007”) well in the Agua Amarga exploration permit, the fourth hydrocarbon discovery on the permit, and the seventh consecutive productive well drilled in the permit. This is the seventh productive well drilled in the area since the permit was awarded in the second quarter of 2007.  We also concluded our assessment of the potential commerciality of a portion of the area, and, as previously discussed, initiated a formal process to convert approximately 18,000 acres into a 25-year producing concession.

Tierra del Fuego

In Tierra del Fuego, activity for the second quarter and first six months of 2009 included investments for additional gathering and flow lines to put on production wells from the western sector of the Los Flamencos field. These investments have been completed and gross gas production increased from approximately 27 million cubic feet per day at the end of March to 35 million cubic feet per day at the end of June.

Index

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil, natural gas and LPG, and our financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has generally not used derivatives to hedge price volatility. As previously mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. As a result, we can not accurately predict future prices, and therefore it is difficult for us to determine what effect increases or decreases in product prices may have on results of operations. The combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices has impacted the net back on the sale of crude oil in the domestic Argentine market.

Under current pricing formulas and levels of production, we estimate that a $1 fluctuation in the price of WTI from the average WTI price of $59.61 during the second quarter of 2009 would cause an annual fluctuation in the Company’s operating revenue, equity income (net of income taxes) and net income of approximately $442 thousand, $292 thousand and $548 thousand, respectively.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. From 2003 through early 2008, the Argentine government used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last two years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2008, the peso to US dollar exchange rate was 3.45:1. At June 30, 2009, the exchange rate was 3.80:1, representing a 10 percent devaluation in the first half of 2009.

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

A sharp drop in world commodity prices, including agricultural prices, has strained Argentina’s economy since the latter part of 2008. The sudden contraction of Argentina’s economy combined with sharply lower exports has reduced the government’s tax revenues, which has negatively impacted the government’s fiscal balance.  We cannot predict how the government will react to this situation, what government policies will be implemented in response to these developments, or how potential government actions will impact the country’s energy sector and the Company in particular.  In early 2009, President Cristina Kirchner ordered mid-term congressional elections originally scheduled for the fourth quarter of 2009 to be moved forward to June 2009.  The result of the elections was that the president’s party lost control of both houses of congress. The new congress will take over in December 2009.

Index

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

Second Quarter 2009 Changes in Internal Controls over Financial Reporting

There have been no changes during the second-quarter 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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

Index
Item 4.  Submission of Matters to a Vote of Security Holders

Our annual general meeting of shareholders was held on July 13, 2009.  At that meeting, two individuals were re-elected to serve as directors and five individuals continue to serve as directors pursuant to their prior elections.  Those directors continuing in office pursuant to their prior elections are Keith E. Bailey, Bryan K. Guderian., Ralph A. Hill, Piero Ruffinengo, and Rodney J. Sailor.  The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009 was also approved.  In addition, shareholders approved a change to our name from “Apco Argentina Inc.” to “Apco Oil and Gas International Inc.”

A tabulation of the voting at the annual general meeting of shareholders with respect to the matters indicated is as follows:

Election of Directors

Name	For	Against	Abstain
Robert J. LaFortune	28,796,543	51,435	42,933
John H. Williams	28,796,777	54,400	39,734

Appointment of Independent Registered Public Accounting Firm

For	Against	Abstain
28,858,799	2,271	29,841

Change of Company’s Name

For	Against	Abstain
28,878,065	7,486	5,360

There were no broker non-votes with respect to any of the matters indicated above.

Item 6.   Exhibits

3.1 – Memorandum of Association of Apco Oil and Gas International Inc. (fomerly known as Apco Argentina Inc.) as amended (including Certificate of Incorporation on Change of Name issued by the Registry of Companies, Cayman Islands, dated July 13, 2009).*

3.2 – Articles of Association of Apco Oil and Gas International Inc. (formerly known as Apco Argentina Inc.) as amended, as filed with Form 10-Q, No. 0- 8933, dated August 7, 2007 and incorporated herein by reference.

4.1 – Specimen Share Certificate of Apco Oil and Gas International Inc.*

10.1 – Summary of Non-Management Director Compensation Action.*#

10.2 – English translation of agreement between the province of Neuquén Argentina, Apco Oil and Gas International Inc., Petrolera Entre Lomas S.A., and Petrobras Energía S.A., effective July 23, 2009, relating to the extension of the terms of the Bajada del Palo and Entre Lomas hydrocarbon concessions located in the Neuquén province for an additional 10 years.*

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________
* Filed herewith.

# Management contract or compensatory plan or arrangement.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   APCO OIL AND GAS INTERNATIONAL INC.
                            (Registrant)

By:         /s/ Landy L. Fullmer
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

August 7, 2009

Index

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                DESCRIPTION

3.1
Memorandum of Association of Apco Oil and Gas International Inc. (fomerly known as Apco Argentina Inc.) as amended (including Certificate of Incorporation on Change of Name issued by the Registry of Companies, Cayman Islands, dated July 13, 2009).*

3.2
Articles of Association of Apco Oil and Gas International Inc. (formerly known as Apco Argentina Inc.) as amended, as filed with Form 10-Q, No. 0- 8933, dated August 7, 2007, and incorporated herein by reference.

4.1	Specimen Share Certificate of Apco Oil and Gas International Inc.*

10.1	Summary of Non-Management Director Compensation Action.*#

10.2
English translation of agreement between the province of Neuquén Argentina, Apco Oil and Gas International Inc., Petrolera Entre Lomas S.A., and Petrobras Energía S.A., effective July 23, 2009, relating to the extension of the terms of the Bajada del Palo and Entre Lomas hydrocarbon concessions located in the Neuquén province for an additional 10 years.*

31.1
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_____________________

*      Filed herewith.

#           Management contract or compensatory plan or arrangement.