Form 10-Q
period 2009-09-30
APCO OIL & GAS INTERNATIONAL INC
filed 2009-11-06
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

For the quarterly period ended September 30, 2009

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒ Non-Accelerated Filer ☐  Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2009
Ordinary Shares, $0.01 Par Value	29,441,244 Shares

Index

APCO OIL AND GAS INTERNATIONAL INC.
INDEX

PART I.     FINANCIAL INFORMATION                                                                                                                                                                                                                          Page No.
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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions.  These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

Index

·	Amounts and nature of future capital expenditures;

·	Volumes of future oil, gas and liquefied petroleum gas production;

·	Expansion and growth of our business and operations;

·	Financial condition and liquidity;

·	Business strategy;

·	Estimates of proved oil and gas reserves;

·	Reserve potential;

·	Development drilling potential;

·	Cash flow from operations or results of operations;

·	Seasonality of natural gas demand; and

·	Oil and natural gas prices and demand for those products.

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

·
   Availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future oil and natural gas reserves), market demand, volatility of prices and the availability and cost of capital;

·
Inflation, interest rates, fluctuation in foreign exchange rates, and general economic conditions (including the current economic slowdown and the disruption of global credit markets and the impact of these events on our customers and suppliers);

·	The strength and financial resources of our competitors;

·	Development of alternative energy sources;

·	The impact of operational and development hazards;

·	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities and litigation;

·	Political conditions in Argentina and other parts of the world;

·	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

·	Risks associated with future weather conditions;

·	Acts of terrorism; and

·	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$34,545	$33,789
Accounts receivable	9,180	9,120
Advances to joint venture partners	96	582
Inventory	2,472	2,689
Other current assets	1,939	2,351
Total current assets	48,232	48,531

Property and Equipment:
Cost, successful efforts method of accounting	176,770	160,600
Accumulated depreciation, depletion and amortization	(90,779)	(78,924)
	85,991	81,676

Argentine investment, equity method	77,445	71,711
Deferred Argentine income tax asset	607	767
Restricted cash	4,000	-
Other assets	286	109

Total assets	$216,561	$202,794

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,034	$7,644
Advances from joint venture partners	-	153
Affiliate payables	626	1,674
Accrued liabilities	4,442	3,384
Argentine income taxes payable	1,820	-
Dividends payable	-	2,576
Total current liabilities	12,922	15,431

Long-term liabilities	3,032	2,568

Equity:
Shareholders' equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,031)	(1,270)
Retained earnings	192,035	176,481
Total shareholders' equity	200,404	184,611
Noncontrolling interests in consolidated subsidiaries	203	184
Total equity	200,607	184,795
Total liabilities and equity	$216,561	$202,794

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Oil revenues	$15,376	$14,539	$41,935	$41,491
Natural Gas revenues	2,354	1,405	6,866	4,663
LPG revenues	626	1,258	1,742	3,433
Other	703	473	1,591	1,193
Total operating revenues	19,059	17,675	52,134	50,780

COSTS AND OPERATING EXPENSES:
Production and lifting costs	4,470	4,616	10,892	11,897
Provincial production taxes	2,269	1,821	6,009	5,476
Transportation and storage	242	278	639	851
Selling and administrative	1,854	1,806	6,258	5,077
Depreciation, depletion and amortization	4,186	3,085	11,855	9,107
Exploration expense	47	2,158	173	4,069
Argentine taxes other than income	885	1,036	2,712	2,489
Foreign exchange losses	146	(199)	776	(123)
Other expense	602	217	1,557	749
Total costs and operating expenses	14,701	14,818	40,871	39,592

TOTAL OPERATING INCOME	4,358	2,857	11,263	11,188

INVESTMENT INCOME:
Interest and other income	150	222	310	851
Equity income from Argentine investments	3,435	3,929	10,049	11,569
Total investment income	3,585	4,151	10,359	12,420

Income before Argentine income taxes	7,943	7,008	21,622	23,608
Argentine income taxes	1,615	1,273	4,871	4,216

NET INCOME	6,328	5,735	16,751	19,392
Less: Net income attributable to noncontrolling interests	9	8	20	24
Net Income attributable to Apco Oil and Gas International Inc.	$6,319	$5,727	$16,731	$19,368

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.21	$0.19	$0.57	$0.66

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$0.02	$0.0875	$0.04	$0.1750

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the nine months ended September 30,
(Amounts in Thousands)	2009			2008
	Apco Oil and Gas International Inc.	Noncontrolling Interests	Total	Apco Oil and Gas International Inc.	Noncontrolling Interests	Total

Beginning Balance	$184,611	$185	$184,796	$171,192	$166	$171,358

Net Income	16,731	20	16,751	19,368	24	19,392
Other comprehensive income (loss), net of tax:
Pension plan liability adjustment in consolidated interests
(net of Argentine tax of $129)	239	-	239	-	-	-
Total comprehensive income	16,970	20	16,990	19,368	24	19,392
Cash Dividends - ordinary shares	(1,177)		(1,177)	(7,728)		(7,728)
Dividends and distributions to
noncontrolling interests		(2)	(2)	-	(7)	(7)
Ending Balance	$200,404	$203	$200,607	$182,832	$183	$183,015

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Nine Months Ended
	September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$16,751	$19,392
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(10,049)	(11,569)
Dividends from Argentine investments	4,315	6,571
Deferred income tax provision (benefit)	123	(53)
Depreciation, depletion and amortization	11,855	9,107
Changes in accounts receivable	(60)	942
Changes in inventory	218	(2,055)
Changes in other current assets	310	2,092
Changes in accounts payable	(2,400)	(509)
Changes in advances from joint venture partners	(6)	(2,657)
Changes in affiliate payables	(1,048)	1,421
Changes in accrued liabilities	(634)	(768)
Changes in Argentine income taxes payable	1,922	(984)
Other, including changes in noncurrent assets and liabilities	239	1,181
Net cash provided by operating activities	21,536	22,111
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(13,025)	(22,059)
Short-term investments:
Purchase of short-term investments	-	(17,130)
Proceeds from short-term investments	-	18,227
Changes in noncurrent restricted cash	(4,000)	-
Net cash used in investing activities	(17,025)	(20,962)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(2)	(6)
Dividends paid ($0.1275 per share in 2009 and $0.2625 per share in 2008)	(3,753)	(7,728)
Net cash used in financing activities	(3,755)	(7,734)

Increase / (Decrease) in cash and cash equivalents	756	(6,585)

Cash and cash equivalents at beginning of period	33,789	45,975

Cash and cash equivalents at end of period	$34,545	$39,390

________________________
* Increases to property plant and equipment	$(16,170)	$(22,509)
Changes in related accounts payable and accrued liabilities	3,145	-
Capital expenditures	$(13,025)	$(22,509)

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

Apco is an international oil and gas exploration and production company. Exploration and production will be referred to as “E&P” in this document. Apco began E&P activities in Argentina in the late 1960s, and as of September 30, 2009, had interests in seven oil and gas producing concessions and one exploration permit in Argentina.

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
(UNAUDITED

In July 2008, our subsidiary, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia. The Company has retained a legal representative in Colombia, and is actively searching for strategic partners and investment opportunities in the country.

In July 2009, Apco entered into a farm-in agreement to make investments to earn an interest in an exploration block in Colombia.  Assignment of interest to Apco is subject to Colombian governmental approval.  As part of the contractual requirements related to the block, Apco issued a $4 million letter of credit in July.   The letter of credit expires on January 12, 2011, and is collateralized by cash.  As a result, $4 million is considered restricted and is classified as other noncurrent assets on our balance sheet. The restricted cash is invested in a short-term money market account with a financial institution.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine-month periods ended September 30, 2009 and 2008.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation due to our adoption of FASB ASC 810-10-45-15 (Noncontrolling Interests).

Fair Value

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value.

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession lives using the units of production method based on proved and proved producing reserves. The Company’s proved reserves are limited to the concession life even though a concession’s term may be extended for 10 years with the consent of the Argentine government.  In July of 2009, the term for the portion of the Entre Lomas concession located in the province of Neuquén was extended until 2026, and the term for the Bajada del Palo concession was extended until 2025. Incremental proved reserves resulting from these extensions have been included in our oil and gas depreciation calculation beginning in July, resulting in a lower rate of depreciation for the remaining net book value than recent periods.

Index
APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years.

The Company reviews its proved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability for future asset retirement obligations in accordance with the requirements of FASB ASC 410 (Asset Retirement and Environmental Obligations).

Subsequent Events

Subsequent events have been evaluated through the date and time the financial statements were filed with the Securities and Exchange Commission on November 6, 2009.

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

APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Argentine income taxes:
Current	$1,615	$1,315	$4,748	$4,269
Deferred	-	(42)	123	(53)
Income tax expense	$1,615	$1,273	$4,871	$4,216

As of September 30, 2009 and September 30, 2008, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Index
APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at September 30, 2009 and December 31, 2008 is as follows.  Amounts are stated in thousands:
	September 30,	December 31,
	2009	2008

Current assets	$71,362	$60,538
Non current assets	204,218	193,867
Current liabilities	36,698	33,226
Non current liabilities	46,109	46,707

Petrolera’s results of operations for the three and nine months ended September 30, 2009 and 2008 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$45,230	$45,356	$129,056	$130,526
Expenses other than income taxes	32,836	30,034	90,738	84,866
Net income	7,758	9,628	23,800	28,354

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	September 30,	December 31,
	2009	2008

Taxes other than income payable	$425	$531
Accrued provincial production taxes	615	783
Accrued oil & gas expenditures	224	671
Accrued payroll and other general and adminstrative expenses	161	541
Accrued surface-rights cost	300	300
Accrued payments related to concession extensions	2,073	-
Other	644	558
	$4,442	$3,384

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

To date, this process has not advanced beyond what is described in the previous paragraphs.  The Company anticipates that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding cannot be made at this time. There have been no new developments in this matter since the Company filed its formal response in December 2004.

(6)	Recent Accounting Standards

In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries - Oil and Gas (Topic 932) with the requirements in the Securities and Exchange Commission’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008 and is effective for the year ended December 31, 2009. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB.  We are evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and nine-month periods ended September 30, 2009, compared with the three and nine-month periods ended September 30, 2008, and our financial condition since December 31, 2008. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2008 Annual Report on Form 10-K.

Overview

The global economic recession, related lower energy commodity price environment, and challenging financial markets during the past year have modestly impacted our results of operations, cash flow from operations and capital expenditures in 2009 compared to 2008.  The global recession has negatively impacted economic conditions in Argentina, lowering export revenues and capital inflows to the country, government revenues and tax collections have decreased, and the Argentine peso has weakened.  Significantly lower world prices for energy commodities has not had a material effect on our results of operations as prices in Argentina have been artificially low compared to world market prices for several years.

Anticipating any possible impact from these circumstances, our plan for 2009 was to focus on disciplined growth by reducing and optimizing capital expenditures and operating costs where appropriate.  Although capital expenditures were reduced compared to the prior year, we continued to invest in our business with a focus on developing our core properties in the Neuquén basin, completing facility projects to allow for increased production in Tierra del Fuego, and maintaining a reduced level of exploration activity. During this period, we also continued a disciplined approach toward seeking investment opportunities to take advantage of our cash reserves and lack of long-term debt in order to expand our presence in Argentina and to enter new markets to further position our company for future growth.

We believe we are well positioned to capture growth opportunities in our targeted areas as economic conditions improve and commodity prices strengthen. The economic environment for the oil and gas industry has improved in the third quarter compared to earlier in the year. In addition, economic and commodity price indicators for 2010 reflect continued improvement in the global economic environment. However, given the potential volatility of these measures and specific circumstances in Argentina, it is reasonably possible that the economy and/or commodity prices could decline, negatively impacting future operating results.

During the third quarter and first nine months of 2009, net income attributable to Apco Oil and Gas International Inc. was $6.3 million and $16.7 million, respectively, representing an increase of $592 thousand for the quarter and a decrease of $2.6 million for the first nine months of 2009 compared with the same periods in 2008.

The increase in net income for the third quarter of 2009 is reflective of:

·	The benefits of higher oil, natural gas and LPG sales volumes which were partially offset by lower oil and LPG sales prices;

·	Lower exploration expense which offset higher depreciation, increased provincial production taxes, greater foreign exchange losses and other operating costs; and

·	Lower equity income from Argentine investments.

The decrease in net income for the first nine months of 2009 is reflective of:

·	The benefits of higher oil and natural gas sales volumes were offset by lower oil and LPG sales prices and the absence of a benefit to revenues for a retroactive oil price adjustment recorded in 2008;

Index

·
Lower production and lifting costs and lower exploration expense which were more than offset by higher depreciation, greater general and administrative costs, higher foreign exchange losses, and increased other operating costs; and

·	Lower investment income.

See additional discussion in Results of Operations.

Additionally, net cash provided by operating activities for the nine months ended September 30, 2009, was $21.5 million, representing a $575 thousand decrease compared with the first nine months of 2008 primarily due to the decrease in our operating results and lower dividends received from Argentine investments during the period.  See additional discussion in Management’s Discussion and Analysis of Financial Condition.

Recent Events

Corporate Name Change

Consistent with management’s stated intention to diversify the Company’s business into other countries in South America, in July of 2009 the shareholders of Apco Argentina Inc. approved changing the name of the company from Apco Argentina Inc. to Apco Oil and Gas International Inc. (“Apco”).  The name change became effective on July 13, 2009.

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

The Bajada del Palo concession is located entirely in the province of Neuquén. The Entre Lomas concession straddles the provinces of Neuquén and Río Negro. This extension agreement does not apply to the portion of the Entre Lomas concession located in Río Negro province.  Petrolera Entre Lomas S.A. (“Petrolera”), the operator of both concessions that represents the joint venture partners, has commenced negotiations to secure the extension for the portion of Entre Lomas located in Río Negro province.  Based on our current interpretation of the negotiations, we hope to secure that extension during 2010.

Agua Amarga Commerciality

In the second quarter of 2009, Apco and its partners in the Agua Amarga exploration permit initiated the formal process to convert a portion of the permit, or approximately 18,000 acres, into a 25-year producing concession.  We expect to receive formal approval in the fourth quarter of 2009.  The remaining acreage, or approximately 77,000 acres, will continue to be subject to the terms of the exploration permit, which is scheduled to expire in May 2010.

Index

Business Development Efforts in Colombia

Apco is actively pursuing investment opportunities in Colombia. Our initial strategy is to acquire interests in exploration blocks via farm in agreements in which we invest in order to earn an interest. We are currently focusing our efforts on opportunities in the Llanos and Magdalena Valley basins.

In most cases, exploration contracts with the Agencia Nacional de Hidrocarburos (“ANH”), the Colombian government agency that manages and administers oil and gas properties not owned by the Colombian state energy company, Ecopetrol, require letters of credit to guaranty exploration investment commitments. As part of the requirements for participating in one such prospect, Apco issued a $4 million letter of credit in July.   The letter of credit expires on January 12, 2011, and is collateralized by cash.  As a result, $4 million is considered restricted and is classified as other noncurrent assets on our balance sheet. The restricted cash is invested in a short-term money market account with a financial institution.

The letters of credit required by the ANH exploration contract in which Apco will participate have been submitted to the ANH for acceptance. We plan to submit an application for formal assignment of our interest in the fourth quarter.

Product Volumes

During the third quarter of 2009, oil sales volumes, net to the Company’s combined consolidated and equity interests, totaled 723 Mbbls, an increase of eight percent compared with 672 Mbbls during the comparable quarter in 2008. Higher oil sales volumes are the result of successful exploration and development drilling in our Neuquén basin properties in addition to field re-activation activities in Bajada del Palo.  During the third quarter, gross oil production in the Bajada del Palo concession reached 2,400 barrels of oil per day, up from 180 barrels of oil per day at the time of acquisition during the second half of 2007.  These same factors resulted in a nine percent net increase in oil sales volumes net to our consolidated and equity interests for the first nine months of 2009 compared to the same period in 2008.

Natural gas sales volumes, net to the Company’s combined consolidated and equity interests, totaled 2.07 billion cubic feet (“Bcf”), an increase of 20 percent compared with 1.72 Bcf during the third quarter of 2008. The increase in production is a result of having completed and put into operation production facility enhancements in our Tierra del Fuego operations in the fourth quarter of 2008 and additional flowlines and well-connections completed in the second quarter of 2009, which have enabled us to produce and sell greater natural gas volumes during 2009 compared with 2008.  These same factors resulted in a 14 percent increase in natural gas sales volumes net to our consolidated and equity interests for the first nine months of 2009 compared with the same period in 2008.

Liquefied petroleum gas (“LPG”) sales volumes, net to the Company’s consolidated and equity interest, totaled 5.3 thousand tons during the third quarter of 2009, a three percent increase compared with 5.2 thousand tons during the third quarter of 2008.  During the first nine months of 2009, LPG sales volumes increased by two percent compared with the same period in 2008.

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

Index

In Argentina, politically driven mechanisms have been in place for some time which significantly influence the sale price of oil produced and sold in the country. To alleviate the impact of higher crude oil prices on Argentina’s economy and reduce inflation, the Argentine government created an oil export tax and enacted price controls over gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.

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

Consequently, the volatility of world oil prices between 2009 and 2008 is not reflected in our comparative results of operations for the two periods. The average WTI spot market price was $68.14 for the third quarter and $57.17 for the first nine months of 2009, representing decreases of 42 and 50 percent compared with $118.29 and $113.55 for the same periods in 2008.  However, due to the price controls and marketing environment in Argentina, our average realized price for our direct working interests consolidated in our operating revenues was $44.41 per barrel in the third quarter and $42.47 for the first nine months of 2009, compared with $46.58 in the third quarter and $45.47 for the first nine months of 2008.  The average oil sales price for our equity interests was $45.22 for the third quarter and $43.09 for the first nine months of 2009 compared with $47.00 and $46.07 for the same periods in 2008.

As can be seen in the average WTI crude prices mentioned above, world oil prices have improved throughout 2009 and thus far into the fourth quarter.  Additionally, oil price realizations in Argentina have slightly increased during the year.  Our oil price realizations continue to be negotiated on a monthly basis, and as such, we cannot accurately predict how they will evolve throughout the year.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and nine-months ended September 30, 2009, compared with the three and nine-months ended September 30, 2008.  Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended September 30,
			$ Change	% Change
	2009	2008	from 2008*	from 2008*
	($ Amounts in Thousands)

Total operating revenues	$19,059	$17,675	$1,384	8%
Total costs and operating expenses	14,701	14,818	117	1%
Operating income	4,358	2,857	1,501	53%
Investment income	3,585	4,151	(566)	-14%
Argentine income taxes	1,615	1,273	(342)	-27%
Less: Net income attributable to noncontrolling interests	9	8	(1)	-13%
Net Income attributable to Apco	$6,319	$5,727	$592	10%

	For the Nine Months Ended September 30,
			$ Change	% Change
	2009	2008	from 2008*	from 2008*
	($ Amounts in Thousands)

Total operating revenues	$52,134	$50,780	$1,354	2.7%
Total costs and operating expenses	40,871	39,592	(1,279)	-3%
Operating income	11,263	11,188	75	1%
Investment income	10,359	12,420	(2,061)	-17%
Argentine income taxes	4,871	4,216	(655)	-16%
Less: Net income attributable to noncontrolling interests	20	24	4	17%
Net Income attributable to Apco	$16,731	$19,368	$(2,637)	-14%

*           + = Favorable change to net income ; — = Unfavorable change to net income ; NM = A percentage calculation is not meaningful due to change in signs, a zero-value denominator, or a percentage change greater than 200.

Index

Total Operating Revenues

Operating revenues for the third quarter of 2009 increased by $1.4 million, or eight percent compared with third quarter 2008.  For the first nine months of 2009, Operating revenues were also greater by $1.4 million compared with 2008.  The following tables and discussion explain the components and variances in Operating revenues.

The three and nine-month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues is shown in the following tables.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	2008	% Change	2009	2008	% Change

Sales Volumes
Oil (bbls)	346,203	315,839	10%	987,434	903,401	9%
Natural Gas (mcf)	1,588,171	1,201,912	32%	4,281,819	3,591,697	19%
LPG (tons)	2,615	2,374	10%	7,024	7,085	-1%
Oil, Natural Gas and LPG (boe)	641,588	544,019	18%	1,783,502	1,585,156	13%

Average Sales Prices
Oil (per bbl)	$44.41	$46.58	-5%	$42.47	$45.47	-7%
Natural Gas (per mcf)	1.48	1.17	27%	1.60	1.30	24%
LPG (per ton)	239.36	529.87	-55%	247.99	484.57	-49%

Revenues ($ in thousands)
Oil revenues	$15,376	$14,539	6%	$41,935	$41,491	1%
Natural Gas revenues	2,354	1,405	68%	6,866	4,663	47%
LPG revenues	626	1,258	-50%	1,742	3,433	-49%
	$18,356	$17,202	7%	$50,543	$49,587	2%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2008 Sales	$14,539	$1,405	$1,258	$17,202
Changes due to volumes	1,349	573	58	1,979
Changes due to prices	(683)	376	(690)	(997)
Retroactive price adjustment - 2008	172	-	-	172
2009 Sales	$15,376	$2,354	$626	$18,356

Index

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2008 Sales	$41,491	$4,663	$3,433	$49,587
Changes due to volumes	3,569	1,107	(15)	4,660
Changes due to prices	(2,715)	1,096	(1,676)	(3,295)
Retroactive price adjustment - 2008	(410)	-	-	(410)
2009 Sales	$41,935	$6,866	$1,742	$50,543

Oil Revenues

During the third quarter of 2009, Oil revenues increased by $837 thousand, or six percent, compared with third quarter 2008.  The increase is primarily due to the following factors:

·	A 10 percent increase in consolidated oil sales volumes resulted in a $1.3 million increase in revenues which more than offset lower average sales prices;

·	A five percent decrease in average oil sales prices resulted in a $683 thousand decrease in revenues; and

·	The absence of a $172 thousand retroactive oil price adjustment recorded in the third quarter of 2008.

During the first nine months of 2009, Oil revenues increased by $444 thousand, or one percent compared with 2008.  The increase is due to the following factors:

·	A nine percent increase in oil sales volumes resulted in a $3.6 million increase;

·	A seven percent decrease in average oil sales prices led to a $2.7 million decrease in revenues for the period; and

·	The absence of a retroactive oil price adjustment recorded in 2008 resulted in a $410 thousand decrease.

Natural Gas Revenues

During the third quarter of 2009, Natural Gas revenues increased by $949 thousand, or 68 percent, compared with third quarter 2008.  The increase is due to the following factors:

·
Production facility enhancements and well-connections in our Tierra del Fuego operations drove a 32 percent increase in consolidated natural gas sales volumes for the quarter, resulting in a $573 thousand benefit to revenues;  and

·	A 27 percent increase in average natural gas sales prices resulted in a $376 thousand increase to revenues.

Index

During the first nine months of 2009, Natural Gas revenues increased by $2.2 million, or 47 percent, compared with the same period in 2008.  The increase is due to the following factors:

·	A 19 percent increase in sales volumes, driven by the same factors that affected the third quarter’s results, resulted in a $1.1 million benefit to revenues; and

·	A 24 percent increase in average natural gas sales prices resulted in a $1.1 million increase to revenues.

The increase in average natural gas sales prices for the third quarter and first nine months of 2009 is primarily attributable to a new gas sales contract allowing for a portion of Tierra del Fuego production volumes to be delivered to higher priced industrial markets. In addition, the Argentine government allowed natural gas sales prices in low priced residential markets to increase from approximately $0.36 per mcf to $0.50 per mcf beginning in the third quarter.

LPG Revenues

During the third quarter of 2009, LPG revenues decreased by $632 thousand, or 50 percent, compared with third quarter 2008.  The decrease is primarily due to the following factors:

·	A ten percent increase in consolidated LPG sales volumes increased revenues by $58 thousand; and

·	Decreased international commodity prices and market conditions in Argentina resulted in a 55 percent decrease in average LPG sales prices for the quarter, which decreased revenues by $690 thousand.

In the first nine months of 2009, LPG revenues decreased by $1.7 million, or 49 percent, due to the following factors:

·
Revenues decreased by $15 thousand due to lower sales volumes and $1.7 million due to lower average sales prices compared with 2008. The decrease in sales volumes and prices was caused by the same factors that negatively affected the third quarter of 2009.

Other Operating Revenues

Other operating revenues increased by $230 thousand during the third quarter and $398 for the first nine months of 2009 compared with the same periods in 2008.  The majority of our other operating revenues relates to value-added tax collections related to hydrocarbon sales revenues from our operations in Tierra del Fuego.  For oil, natural gas, and LPG that is produced on the island of Tierra del Fuego and sold domestically to continental Argentina, sellers are allowed to retain the value-added tax collected from buyers as part of the island’s tax exemption rules.  This mechanism effectively increases our realized prices by 21 percent for sales made to the continent. As a result, fluctuations in our other operating revenues are driven by sales revenues from our operations in Tierra del Fuego.

Index

Total Costs and Operating Expenses

During the third quarter of 2009, Total costs and operating expenses were relatively flat compared with third quarter 2008, decreasing by $117 thousand.  The decrease is primarily due to lower exploration expense which offset increases in certain operating costs as follows:

·
Exploration expense decreased by $2.1 million due to the absence of dry-hole expense for unsuccessful exploratory wells and the absence of expenses related to the acquisition of 3D seismic information;

·
Depreciation, depletion and amortization (DD&A) increased by $1.1 million due to greater sales volumes and a higher weighted average unit rate in spite of the benefits of additional reserves due to our Neuquén concession extensions;

·	Provincial production taxes increased by $448 thousand due to higher oil and natural gas revenues and higher tax rates per the terms of the concession extensions in the province of Neuquén;

·	Foreign exchange loss increased by $345 thousand due to the devaluation of the Argentine peso in 2009; and

·	Other operating expense increased by $385 thousand due to greater landowner and surface right fees and contract penalty payments for decreased rig activity.

During the first nine months of 2009, Total costs and operating expenses increased by $1.3 million, or three percent, compared with first nine months of 2008.  Factors that contributed to the increase are:

·	Production and lifting costs decreased by $1 million, or eight percent, due to lower workover and well-maintenance activity;

·
Exploration expense decreased by $3.9 million due to the absence of dry-hole expense for unsuccessful exploratory wells and the absence of expenses related to the acquisition of 3D seismic information;

·	Depreciation, depletion and amortization (DD&A) increased $2.7 million, or 30 percent due to increased unit rates and greater sales volumes;

·
Selling and administrative expense increased by $1.2 million due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities and increased salaries and wages;

·
Foreign exchange loss increased by $899 thousand due to the devaluation of the Argentine peso in 2009. The peso to US dollar exchange rate increased from 3.45:1 at December 31, 2008, to 3.84:1 at September 30, 2009. This devaluation of the Argentine peso has reduced the US dollar value of our net monetary assets denominated in pesos; and

·	Other operating expense increased by $808 thousand due to the same factors that affected the quarter.

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A rates per unit and DD&A expense of oil and gas properties (excluding any straight-line depreciation) between the three and nine-months ended September 30, 2009 and 2008 are shown in the following table:

	Three Months Ended			%	Nine Months Ended			%
	September 30,		Change	Change	September 30,		Change	Change
	2009	2008	from 2008	from 2008	2009	2008	from 2008	from 2008

Consolidated Sales Volumes (boe)	641,588	544,019	97,569	18%	1,783,502	1,585,156	198,346	13%
DD&A Rate per boe	$6.49	$5.65	$0.84	15%	$6.62	$5.72	$0.90	16%
DD&A Expense (In thousands)	$4,162	$3,073	$1,089	35%	$11,814	$9,073	$2,741	30%

The following table details the changes in DD&A of oil and gas properties between the three and nine-months ended September 30, 2009 and 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)

2008 DD&A	$3,073	$9,073
Changes due to volumes	633	1,314
Changes due to rates	456	1,427
2009 DD&A	$4,162	$11,814

Our DD&A is based on the units-of-production method, which in basic terms multiplies the percentage of estimated proved developed reserves produced each period times the costs of those reserves. Our proved developed reserves are limited to an area’s concession life even though a concession’s term can be extended for 10 years with the consent of the Argentine government. In July of 2009, the term for the portion of the Entre Lomas concession located in the province of Neuquén was extended until 2026, and the term for the Bajada del Palo concession was extended until 2025.  The extensions have had a favorable, although not significant, effect on our DD&A rate beginning in the third quarter of 2009 as more proved producing reserves are included in our DD&A calculation, resulting in a lowering of the DD&A rate for the two concessions.

Investment Income

Total investment income for the third quarter of 2009 decreased by $566 thousand compared to 2008 due to a decrease of $494 thousand in Equity income from Argentine investments.  The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is a result of decreased revenues driven by lower oil and LPG sales prices and increased depreciation expense. These two factors more than offset the benefits of greater oil sales volumes attributable to successful exploration and development drilling in our joint operations in the Neuquén basin.

Total investment income for the first nine months of 2009 decreased by $2.1 million compared to 2008 as lower yields on our financial investments and lower balances of cash equivalents resulted in a $541 thousand decrease in interest and other income.  Additionally, Equity income from Argentine investments decreased by $1.5 million compared with 2008. The decrease in our equity income is driven by the same factors that affected the third quarter’s results.

Argentine Income Taxes

Argentine income taxes increased by $342 thousand for the third quarter and $655 thousand for the first nine months of 2009 compared to the same periods in 2008.  Although our Income before Argentine income taxes is lower during the first nine months of 2009 compared with 2008, the effective tax rate for the period increased due to higher non-deductible costs including greater foreign exchange losses and higher general and administrative expenses in our home office, lower interest and other income which is not subject to income tax, and lower equity earnings from Argentine investments which is recorded on an after-tax basis.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:

	Periods Ending September 30
Volume, Price and Cost Statistics	Three Months		Nine Months

	2009	2008	2009	2008

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	346,203	315,839	987,434	903,401
Gas (mcf)	1,588,171	1,201,912	4,281,819	3,591,697
LPG (tons)	2,615	2,374	7,024	7,085
Barrels of oil equivalent (boe)	641,588	544,019	1,783,502	1,585,156
Equity interests (3)
Crude oil and condensate (bbls)	376,797	356,412	1,128,415	1,036,263
Gas (mcf)	481,489	517,648	1,422,564	1,418,142
LPG (tons)	2,713	2,790	7,801	7,488
Barrels of oil equivalent (boe)	488,878	475,424	1,457,058	1,360,490
Total volumes
Crude oil and condensate (bbls)	722,999	672,251	2,115,849	1,939,664
Gas (mcf)	2,069,661	1,719,560	5,704,382	5,009,839
LPG (tons)	5,328	5,164	14,826	14,572
Barrels of oil equivalent (boe)	1,130,466	1,019,442	3,240,560	2,945,646

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$44.41	$46.58	$42.47	$45.47
Gas (per mcf)	1.48	1.17	1.60	1.30
LPG (per ton)	239.36	529.87	247.99	484.57
Equity interests (3)
Oil (per bbl)	$45.22	$47.00	$43.09	$46.07
Gas (per mcf)	1.01	0.68	1.60	0.99
LPG (per ton)	210.85	508.09	238.76	454.93

Average Production Costs (2):
Oil, gas, and LPG operating expense per boe	$6.97	$8.49	$6.11	$7.51

Oil, gas, and LPG depreciation expense per boe	$6.49	$5.65	$6.62	$5.72

(1) Volumes presented in the above table represent those sold to customers and have not been reduced by the 12 or 15 percent provincial production tax that is paid separately and is accounted for as an expense by the Company.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average production costs and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

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

We have historically not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which makes financing difficult to obtain at reasonable terms. Consequently, the deterioration of credit markets since the latter part of 2008 has not impacted the Company as significantly as other E&P companies that have relied on capital markets to fund capital expenditures. With a cash balance equal to 16 percent of total assets, no bank debt, and the ability to adjust capital spending as necessary, we believe the Company continues to be well positioned. Management believes that the current economic environment has created buying and investing opportunities and, as a result, we are actively seeking such opportunities in Colombia and Argentina.

We currently estimate non-acquisition capital expenditures net to our direct working interests will total approximately $20 million in 2009.  We expect to fund these investments with cash on hand and cash flows from operations.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, we estimate that our combined consolidated and equity non-acquisition capital expenditures will be $44 million for 2009.

We will continue to monitor our capital programs and the quarterly shareholder dividend as necessary to preserve cash in the current economic environment and to provide Apco with the financial resources and liquidity needed to continue development drilling in its core properties over the long-term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

As of September 30, 2009, we had a balance of cash and cash equivalents of $34.5 million, representing an increase of $756 thousand during the first nine months of 2009. The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Nine Months Ended September 30,
	2009	2008
	(Thousands)
Net cash provided (used) by:
Operating activities	$21,536	$22,111
Investing activities	(17,025)	(20,962)
Financing activities	(3,755)	(7,734)
Increase / (Decrease) in cash and cash equivalents	$756	$(6,585)

Operating Activities

Our net cash provided by operating activities totaled $21.5 million for the nine months ended September 30, 2009, compared with $22.1 million during the same period in 2008. The decrease in cash provided by operating activities is primarily a result of lower net income and lower dividends from Argentine investments.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, Petrolera’s ability to pay dividends is dependent upon numerous factors including its cash flows provided by its operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments.

Index

In the second quarter of 2009, Petrolera re-negotiated the terms of its $50 million line of credit.  The remaining principal and accrued interest balance totaling $48.4 million will be repaid in 15 equal quarterly installments and bears interest at Libor plus 2.4 percent per annum adjusted on a quarterly basis.  Principal payments are now scheduled to begin in the first quarter of 2010 and end in the third quarter of 2013.

  As a result of the new terms, we expect to receive a slightly lower amount of dividends from Petrolera in 2009 as was received in 2008.  However, due to extension bonus payments and Petrolera’s scheduled principal and interest payments during the years 2010 through 2013, in addition to our ongoing Neuquén basin exploration and development drilling programs, we currently expect to receive less dividends from Petrolera during the next four years compared with the level of dividends received in recent years.

Investing Activities

During the first nine months of 2009, capital expenditures totaled $13 million, most of which was invested in development drilling in our Neuquén basin properties. In the first nine months of 2008, capital expenditures totaled $22 million. Additionally, $4 million was invested as collateral for a letter of credit for investments in Colombia.

Financing Activities

During the first nine months of 2009, $3.8 million was paid to the Company’s shareholders in the form of dividends, compared with $7.7 million in 2008.

Contractual Obligations

As described elsewhere in this report, in July 2009, the term of the portion of the Entre Lomas concession located in the province of Neuquén and the term of the Bajada del Palo concession were extended for an additional 10 years.  As a result of the extensions, our contractual obligations increased from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  We now have commitments for expenditures in oil and gas activities net to our direct working interest of approximately $12 million to be spent during the three year period ending December 31, 2011, $13 million to be spent during the three year period ending December 31, 2014, and $29 million thereafter. We expect to fund these commitments with cash provided by operating activities.

As a result of a farm-in agreement entered into in July 2009, Apco has committed to invest $5.8 million for investments in an exploration block in Colombia.  Assignment of interest to Apco is subject to Colombian governmental approval.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Capital Program

Neuquén Basin

During the first nine months of 2009, we have continued our excellent track record of drilling success in our Neuquén basin properties, achieving a 100 percent success rate drilling development and exploration wells.  The following discussion details our activities in each of our areas in the basin.

In Entre Lomas, Apco and its partners continued development drilling in the concession during the third quarter and first nine months of 2009. During the quarter, we completed and put on production three oil wells that commenced drilling in the second quarter, and three wells were drilled, completed, and put on production.

During the first nine months of 2009, we completed and put on production two oil wells that commenced drilling in 2008, and fourteen wells were drilled, completed, and put on production.

In Bajada del Palo, we successfully completed and put on production our first development horizontal well.  During the first nine months, we completed and put on production two exploration wells in the northeast sector of the concession that commenced drilling in 2008, drilled four productive development wells, and one exploration well and two development wells were in progress at the end of the period.

Also in 2009, we drilled the Charco del Palenque x-1007 (“ChdP.x-1007”) well in the Agua Amarga exploration permit, the fourth hydrocarbon discovery and the seventh consecutive productive well drilled in the permit since it was awarded in the second quarter of 2007.  We also concluded our assessment of the potential commerciality of a portion of the area, and, as previously discussed, initiated a formal process to convert approximately 18,000 acres into a 25-year producing concession.

Tierra del Fuego

In Tierra del Fuego, activity for the third quarter and first nine months of 2009 included investments for additional gathering and flow lines to put on production wells from the western sector of the Los Flamencos field. These investments have been completed and gross gas production increased from approximately 27 million cubic feet per day at the end of March to 35 million cubic feet per day at the end of September.

Index

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

The Company produces and sells crude oil, natural gas and LPG, and our financial results can be significantly impacted by fluctuations in commodity prices due to changing market forces. The Company has generally not used derivatives to hedge price volatility. As previously mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. As a result, we cannot accurately predict future prices, and therefore it is difficult for us to determine what effect increases or decreases in product prices may have on results of operations. The combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices has impacted the net back on the sale of crude oil in the domestic Argentine market.

Under current pricing formulas and levels of production, we estimate that a $1 fluctuation in the price of WTI from the average WTI price of $68.14 during the third quarter of 2009 would cause an annual fluctuation in the Company’s operating revenue, equity income (net of income taxes) and net income of approximately $444 thousand, $293 thousand and $551 thousand, respectively.

Foreign Currency and Operations Risk

The Company’s operations are located in Argentina. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002. From 2003 through early 2008, the Argentine government used monetary policies to keep the peso to US dollar exchange rate stable at approximately 3:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last two years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2008, the peso to US dollar exchange rate was 3.45:1. At September 30, 2009, the exchange rate was 3.84:1, representing an 11 percent devaluation in the first nine months of 2009.

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

A sharp drop in world commodity prices, including agricultural prices, has strained Argentina’s economy since the latter part of 2008. The sudden contraction of Argentina’s economy combined with sharply lower exports has reduced the government’s tax revenues, which has negatively impacted the government’s fiscal balance.  We cannot predict how the government will react to this situation, what government policies will be implemented in response to these developments, or how potential government actions will impact the country’s energy sector and the Company in particular.  In early 2009, President Cristina Kirchner ordered mid-term congressional elections originally scheduled for the fourth quarter of 2009 to be moved forward to June 2009.  The result of the elections was that the president’s party lost direct control of both houses of congress. The new congress will take over in December 2009.

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

Third Quarter 2009 Changes in Internal Controls over Financial Reporting

There have been no changes during the third-quarter 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Index

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

Item 6.                      Exhibits

3.1 – Memorandum of Association of Apco Oil and Gas International Inc. (fomerly known as Apco Argentina Inc.) as amended (including Certificate of Incorporation on Change of Name issued by the Registry of Companies, Cayman Islands, dated July 13, 2009), (filed on August 7, 2009 as Exhibit 3.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

3.2 – Articles of Association of Apco Oil and Gas International Inc. (formerly known as Apco Argentina Inc.) as amended, (filed on August 7, 2007 as Exhibit 3.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0- 8933)) and incorporated herein by reference.

4.1 – Specimen Share Certificate of Apco Oil and Gas International Inc. (filed on August 7, 2009 as Exhibit 4.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

10.1 – Summary of Non-Management Director Compensation Action (filed on August 7, 2009  as Exhibit 10.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.#

10.2 – English translation of agreement between the province of Neuquén Argentina, Apco Oil and Gas International Inc., Petrolera Entre Lomas S.A., and Petrobras Energía S.A., effective July 23, 2009, relating to the extension of the terms of the Bajada del Palo and Entre Lomas hydrocarbon concessions located in the Neuquén province for an additional 10 years (filed on August 7, 2009  as Exhibit 10.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

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

   APCO OIL AND GAS INTERNATIONAL INC.
                            (Registrant)

By:         /s/ Landy L. Fullmer
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

November 6, 2009

Index

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                                  DESCRIPTION

3.1
Memorandum of Association of Apco Oil and Gas International Inc. (fomerly known as Apco Argentina Inc.) as amended (including Certificate of Incorporation on Change of Name issued by the Registry of Companies, Cayman Islands, dated July 13, 2009), (filed on August 7, 2009 as Exhibit 3.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

3.2
Articles of Association of Apco Oil and Gas International Inc. (formerly known as Apco Argentina Inc.) as amended, (filed on August 7, 2007 as Exhibit 3.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0- 8933)) and incorporated herein by reference.

4.1
Specimen Share Certificate of Apco Oil and Gas International Inc. (filed on August 7, 2009 as Exhibit 4.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

10.1
Summary of Non-Management Director Compensation Action (filed on August 7, 2009  as Exhibit 10.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.#

10.2
English translation of agreement between the province of Neuquén Argentina, Apco Oil and Gas International Inc., Petrolera Entre Lomas S.A., and Petrobras Energía S.A., effective July 23, 2009, relating to the extension of the terms of the Bajada del Palo and Entre Lomas hydrocarbon concessions located in the Neuquén province for an additional 10 years (filed on August 7, 2009  as Exhibit 10.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

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