Form 10-Q
period 2010-03-31
APCO OIL & GAS INTERNATIONAL INC
filed 2010-05-06
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2010
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

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

Index

•	Amounts and nature of future capital expenditures;

•	Volumes of future oil, gas and liquefied petroleum gas (LPG) production;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved oil and gas reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of natural gas demand; and

•	Oil and natural gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors that could cause actual results to differ materially from those results contemplated by the forward-looking statements include, among others, the following:

•
   Availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future oil and natural gas reserves), market demand, volatility of prices and the availability and cost of capital;

•
Inflation, interest rates, fluctuation in foreign exchange rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

•	The strength and financial resources of our competitors;

•	Development of alternative energy sources;

•	The impact of operational and development hazards;

•	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities and litigation;

•	Political conditions in Argentina, Colombia, and other parts of the world;

•	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

•	Risks associated with future weather conditions and earthquakes;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$35,978	$32,404
Accounts receivable	10,788	9,984
Advances to joint venture partners	339	305
Affiliate receivables	156	156
Inventory	2,626	2,477
Dividend receivable from Argentine investment	-	2,448
Restricted cash and other current assets	7,131	2,429
Total current assets	57,018	50,203

Property and Equipment:
Cost, successful efforts method of accounting	190,524	184,168
Accumulated depreciation, depletion and amortization	(98,171)	(94,354)
	92,353	89,814

Argentine investment, equity method	79,198	78,028
Deferred income tax asset	1,117	1,078
Restricted cash and other assets (net of allowance of $618 at March 31, 2010 and
$623 at December 31, 2009)	1,105	5,068

	$230,791	$224,191
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,434	$4,878
Affiliate payables	448	454
Accrued liabilities	6,216	5,662
Income taxes payable	4,770	3,724
Dividends payable	-	589
Total current liabilities	17,868	15,307

Long-term liabilities	3,087	3,047
Contingent liabilites and commitments (Note 5)
Equity:
Shareholders' equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,390)	(1,390)
Retained earnings	201,619	197,623
Total shareholders' equity	209,629	205,633
Noncontrolling interests in consolidated subsidiaries	207	204
Total equity	209,836	205,837
Total liabilities and equity	$230,791	$224,191

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Oil revenues	$15,141	$13,831
Natural Gas revenues	3,179	2,331
LPG revenues	898	540
Other	600	555
Total operating revenues	19,818	17,257

COSTS AND OPERATING EXPENSES:
Production and lifting costs	3,433	3,457
Provincial production taxes	2,404	1,918
Transportation and storage	159	236
Selling and administrative	1,961	2,490
Depreciation, depletion and amortization	3,817	3,904
Exploration expense	4,193	94
Argentine taxes other than income	965	871
Foreign exchange losses	26	488
Other expense	507	522
Total costs and operating expenses	17,465	13,980

TOTAL OPERATING INCOME	2,353	3,277

INVESTMENT INCOME:
Interest and other income	75	103
Equity income from Argentine investments	3,822	3,109
Total investment income	3,897	3,212

Income before income taxes	6,250	6,489
Income taxes	2,246	1,464

NET INCOME	4,004	5,025
Less: Net income attributable to noncontrolling interests	8	7
Net income attributable to Apco Oil and Gas International Inc.	$3,996	$5,018

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.14	$0.17

Average ordinary shares outstanding – basic and diluted	29,441	29,441

Cash dividends declared per ordinary share	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the three months ended March 31,
(Amounts in Thousands)	2010			2009
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$205,633	$204	$205,837	$184,611	$184	$184,795

Net Income	3,996	8	4,004	5,018	7	5,025

Total comprehensive income	3,996	8	4,004	5,018	7	5,025
Dividends and distributions to
noncontrolling interests	-	(5)	(5)	-	-	-
Ending Balance	$209,629	$207	$209,836	$189,629	$191	$189,820

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,004	$5,025
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(3,822)	(3,109)
Dividends received from Argentine investments	5,100	-
Deferred income tax provision (benefit)	(38)	112
Depreciation, depletion and amortization	3,817	3,904
Changes in accounts receivable	(805)	75
Changes in inventory	(149)	129
Changes in other current assets	(702)	(398)
Changes in accounts payable	780	(2,269)
Changes in advances from joint venture partners	34	25
Changes in affiliate payables	(6)	(481)
Changes in accrued liabilities	(290)	(477)
Changes in income taxes payable	1,046	(561)
Other, including changes in noncurrent assets and liabilities	2	(348)
Net cash provided by operating activities	8,971	1,627
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(4,803)	(4,269)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(5)	-
Dividends paid ($0.02 per share in 2010 and $0.0875 per share in 2009)	(589)	(2,576)
Net cash used in financing activities	(594)	(2,576)

Increase / (decrease) in cash and cash equivalents	3,574	(5,218)

Cash and cash equivalents at beginning of period	32,404	33,789

Cash and cash equivalents at end of period	$35,978	$28,571

________________________
* Increases to property plant and equipment	$(6,356)	$(4,269)
Changes in related accounts payable and accrued liabilities	1,553	-
Capital expenditures	$(4,803)	$(4,269)

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

Apco Oil and Gas International Inc. (“Apco”) is an international oil and gas exploration and production company with a focus on South America.  Exploration and production will be referred to as “E&P” in this document.

Apco began E&P activities in Argentina in the late 1960s, and as of March 31, 2010, had interests in nine oil and gas producing concessions and two exploration permits in Argentina, and two exploration and production contracts in Colombia.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of March 31, 2010, all of our operating revenues and equity income, and all but $2.6 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

A wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) currently owns 68.96 percent of the outstanding ordinary shares of Apco.

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

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

All intercompany balances and transactions between Apco and its subsidiaries have been eliminated in consolidation.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three-month periods ended March 31, 2010 and 2009.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

Restricted Cash

We have $4 million of restricted cash which is collateral for a letter of credit related to an exploration block in Colombia.  The letter of credit expires on January 12, 2011.  As a result, as of March 31, 2010, the $4 million of restricted cash was reclassified from other noncurrent assets to other current assets on our balance sheet.

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

Subsequent Events

In April 2010, our Board of Directors approved a regular quarterly dividend of $.02 per share.

(2)	Income Taxes

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s earnings are currently not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.  Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Income taxes.

Index
APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent. This is because the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are presently located. It also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction and therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange losses resulting from the devaluation of the peso which are not deductible in Argentina.  Additionally, the Company is incurring expenses related to exploration activity in Colombia which have no benefit to income tax expense until it generates sufficient taxable income in Colombia.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended
	March 31,
	2010	2009
Income taxes:
Current	$2,284	$1,352
Deferred	(38)	112
Income tax expense	$2,246	$1,464

As of March 31, 2010 and March 31, 2009, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

The Company’s policy is to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is five years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2004 through 2009 remain open to examination.

(3)	Investment in Petrolera Entre Lomas S.A.

The Company uses the equity method to account for its 40.803 percent investment in Petrolera Entre Lomas S.A., “Petrolera” a non-public Argentine corporation. Petrolera’s principal business is its operatorship and 73.15 percent interest in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit.

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

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at March 31, 2010 and December 31, 2009 is as follows.  Amounts are stated in thousands:

	March 31,	December 31,
	2010	2009

Current assets	$69,347	$72,316
Non current assets	212,698	208,576
Current liabilities	48,443	47,106
Non current liabilities	41,030	44,175

Petrolera’s results of operations for the three months ended March 31, 2010 and 2009 are as follows.  Amounts are stated in thousands:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$49,541	$41,791
Expenses other than income taxes	34,200	29,925
Net income	9,387	7,620

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2010	2009

Taxes other than income payable	$1,278	$1,155
Accrued provincial production taxes	797	820
Accrued payroll and other general and adminstrative expenses	370	873
Accrued oil and gas expenditures	2,765	1,872
Other	1,006	942
	$6,216	$5,662

(5)	Contingencies

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

In response to Argentina’s economic crisis of 2001 and 2002, the government reintroduced foreign exchange controls in 2002, and as a result the Company repatriated 30 percent of its proceeds from oil exports during 2002 following the 1989 guidelines. An opinion from Argentina’s Attorney General, however, declared that the benefits granted to the oil and gas industry in 1989 were no longer effective and, therefore, 100 percent of such funds had to be repatriated. This opinion supported the position taken by the Argentine government during 2002. The government then revised its position in 2003 and expressly clarified that oil companies are required to only repatriate 30 percent of such proceeds. The government’s departure from its 2002 position was effective January 1, 2003, leaving some uncertainty in the law with regard to 2002.

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

The following discussion and analysis explains the significant factors that have affected our results of operations for the three-month period ended March 31, 2010, compared with the three-month period ended March 31, 2009, and our financial condition since December 31, 2009. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2009 Annual Report on Form 10-K.

Overview of First Quarter 2010

The improvement in the economic environment for the oil and gas industry that began in the second half of 2009 has continued into 2010. World oil prices increased during the quarter, and product prices in Argentina have continued to trend modestly upward since early 2009.  However, given the potential volatility of these factors and specific circumstances in Argentina there is no certainty that these favorable trends will continue.

During the first quarter of 2010, net income attributable to Apco Oil and Gas International Inc. was $4.0 million, representing a decrease compared with $5.0 million during the same period in 2009.  During the quarter, we incurred $4.1 million more exploration expense than in the comparable quarter of 2009 due to significant seismic acquisition investments in Argentina and Colombia.  Although our results of operations would have been greater absent this expense, this planned expenditure is an integral part of management’s strategy for growth in our core area in Argentina and our new blocks in Colombia.

       More generally, the decrease in net income for the first quarter of 2010 includes the effects of the following items:

•
The benefits of higher oil, natural gas and LPG average sales prices which were partially offset by lower oil sales volumes due to the timing of oil deliveries even though production volumes were flat quarter-to-quarter;

•	Greater equity income from Argentine investments;

•	Higher exploration expense due to exploration activity in Argentina and Colombia; and

•	Greater income tax expense.

Additionally, net cash provided by operating activities for the three months ended March 31, 2010, was $9.0 million, representing a $7.3 million increase compared with the first three months of 2009 primarily due to higher dividends received from Argentine investments during the period. We ended the first quarter with a cash balance of $36 million, or 16 percent of total assets, and no bank debt.  As such, we believe we have sufficient liquidity and capital resources for the foreseeable future to fund our ongoing operations and to continue growing our business.

See additional discussion in Results of Operations and Financial Condition.

Business Development

In February 2010, we entered into a farm-in agreement that allows us to acquire, through a “drill to earn” structure, up to a 45 percent net interest in the Coirón Amargo exploration permit in the Neuquén basin. The Coirón Amargo block covers approximately 100,000 acres and is adjacent to our core properties in the basin. ROCH S.A., the operator of our Austral basin properties, is a partner in and the operator of the Coirón Amargo block.  Although this agreement in Coirón Amargo is outside of our joint ventures with Petrolera Entre Lomas S.A., this growth opportunity leverages Apco’s experience gained through exploring and developing in the region for over 40 years.

Under the agreement, Apco will earn a 22.5 percent non-operated net interest for funding the drilling of two exploration wells during 2010.  After drilling the first two wells, Apco will have an option to proceed to a second phase and drill two additional wells during the latter part of 2010 and in 2011 enabling us to increase our net interest to 45 percent.

Index

Additionally, by drilling the two wells in the second phase we will earn a 45 percent net interest in a discovery well previously drilled by the partners under the commitments of the exploration permit.  We expect to spend between $6 million to $9 million under this agreement in 2010, depending on our determination to proceed to a second phase.  Drilling of the first well is expected to commence on or about mid-year. Should we proceed to the second phase, we expect to spend an additional $3 million in 2011.

Neuquén Basin Properties

During the first three months of 2010, successful development drilling continued in our Neuquén basin properties.  During the quarter, we completed and put on production four oil wells that commenced drilling in 2009, five wells were drilled, completed, and put on production, and four wells were in various stages of drilling or completion at quarter’s end, including a second horizontal well in the Bajada del Palo concession.  Additional activities included production facility investments for gas compression and oil pipelines in the Charco del Palenque and Bajada del Palo concessions, and the acquisition of approximately 300 square kilometers of 3-D seismic information in the western portion of the Bajada del Palo concession for a cost of approximately $900 thousand net to Apco.

Austral & Northwest Basin Properties

During the first quarter of 2010, development drilling re-commenced in our Tierra del Fuego and Acambuco concessions. In Tierra del Fuego, we drilled two gas wells, and one was determined to be non-productive.  We expect to drill six more wells there in the remainder of the year.  In Acambuco, the Macueta 1006 well was spudded and is expected to take approximately one year to drill and test.

Colombia

In the Llanos 32 block in the Llanos basin of western Colombia, Apco and its partners continued the acquisition of approximately 250 square kilometers of 3D seismic information which commenced in December 2009.  The program was designed to cover several leads already identified by the partners.  We expect to spend approximately $2.0 million net to Apco during 2010 for this program, with approximately $900 thousand to be spent in the remainder of the year.  We also expect the drilling of two exploration wells to commence by the end of the year or during 2011.

In the Turpial block, Apco and its partner initiated a program to extend seismic coverage in the northern area of the block with 140 kilometers, or approximately 35,000 acres, of 2D seismic information. We expect to spend approximately $3.0 million net to Apco during 2010 for this program, with approximately $800 thousand to be spent in the remainder of the year.

Oil Prices

Oil prices have a significant impact on our ability to generate earnings, fund capital projects, and pay shareholder dividends. In general, oil prices are affected by many factors, including changes in market demands, global economic activity, political events, weather, and OPEC production quotas.  More importantly to Apco, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions.

In Argentina, politically driven mechanisms significantly influence the sale price of oil produced and sold in the country. To alleviate the impact of higher crude oil prices on Argentina’s economy and reduce inflation, the Argentine government created an oil export tax and enacted price controls over gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.

During the first quarter of 2010, the price controls were somewhat alleviated and tighter demand for our high-quality crude oil resulted in higher oil price realizations.  For the first three months of 2010, our average realized price for our direct working interests consolidated in our operating revenues was $49.12 per barrel, compared with $41.00 in the first quarter of 2009.  The average oil sales price for our equity interests was $49.48 for the first quarter of 2010 compared with $41.69 for the same period in 2009.  Although we expect that our average oil sales price for the second quarter will be approximately $51 per barrel, our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve throughout the remainder of the year.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2010, compared with the three months ended March 31, 2009.  Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended March 31,
			$ Change	% Change
	2010	2009	from 2009*	from 2009*
	($ Amounts in Thousands)

Total operating revenues	$19,818	$17,257	$2,561	15%
Total costs and operating expenses	17,465	13,980	(3,485)	-25%
Operating income	2,353	3,277	(924)	-28%
Investment income	3,897	3,212	685	21%
Income taxes	2,246	1,464	(782)	-53%
Less: Net income attributable to noncontrolling interests	8	7	(1)	-14%
Net income attributable to Apco	$3,996	$5,018	$(1,022)	-20%

*           + = Favorable change to net income; — = Unfavorable change.

Total Operating Revenues

Operating revenues for the first quarter of 2010 increased by $2.6 million, or 15 percent compared with first quarter 2009.  The following tables and discussion explain the components and variances in Operating revenues.

Index

The three-month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues is shown in the following tables.

	Three Months Ended March 31,

	2010	2009	% Change

Sales Volumes
Oil (bbls)	308,236	337,367	-9%
Natural Gas (mcf)	1,534,018	1,291,750	19%
LPG (tons)	2,398	2,091	15%
Oil, Natural Gas and LPG (boe)	592,040	577,195	3%

Average Sales Prices
Oil (per bbl)	$49.12	$41.00	20%
Natural Gas (per mcf)	2.07	1.80	15%
LPG (per ton)	374.56	258.26	45%

Revenues ($ in thousands)
Oil revenues	$15,141	$13,831	9%
Natural Gas revenues	3,179	2,331	36%
LPG revenues	898	540	66%
	$19,218	$16,702	15%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2009 Sales	$13,831	$2,331	$540	$16,702
Changes due to volumes	(1,431)	502	115	(814)
Changes due to prices	2,741	346	243	3,330
2010 Sales	$15,141	$3,179	$898	$19,218

Oil Revenues

The increase in Oil revenues during the first quarter of 2010 is primarily due to higher average oil sales prices, partially offset by decreased sales volumes.  Compared with the first quarter 2009, consolidated oil sales volumes decreased by nine percent primarily due to the impact of changes in oil inventories as quarter over quarter oil production volumes were essentially flat.

Natural Gas Revenues

During the first quarter of 2010, Natural Gas revenues increased by $848 thousand due to greater sales volumes from our Austral basin properties and higher average natural gas sales prices.

Index

LPG Revenues

LPG revenues increased by $358 thousand compared with first quarter 2009.  The increase is also due to greater sales volumes from our Austral basin properties and higher average sales prices.

Total Costs and Operating Expenses

During the first quarter of 2010, Total costs and operating expenses increased by $3.5 million compared with first quarter 2009, primarily due to the following:

•	Exploration expense increased by $4.1 million due to greater exploration activity including expenses related to the acquisition of seismic information in Colombia and our Neuquén basin properties;

•	Provincial production taxes increased by $486 thousand due to higher oil, natural gas and LPG revenues and higher tax rates per the terms of the concession extensions in the province of Neuquén;

Partially offsetting the increased costs are decreases due to the following:

•	Foreign exchange loss were lower by $462 thousand in the first quarter of 2010 due to the devaluation of the Argentine peso which occurred in the first quarter 2009; and

•	Selling and administrative expense decreased by $529 thousand due to lower business development activity and higher employee bonuses in the first quarter of 2009.

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, various factors have contributed to our experiencing a lower weighted average DD&A rate since the second half of 2009, including receiving concession extensions for certain of our properties in the Neuquén basin, an increased proportion of sales volumes on a barrel of oil equivalent basis due to greater natural gas sales volumes from our Tierra del Fuego concessions, and increased proved reserves from successful drilling in our Neuquén basin properties.  During 2010, we hope to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we would expect to experience a favorable effect to future DD&A rates.

Index

The factors mentioned above resulted in a decrease of $93 thousand in DD&A expense for oil and gas properties during the first quarter of 2010 compared with the same period in 2009, which was slightly offset by higher straight-line depreciation. The changes in our total volumes, DD&A rates per unit and DD&A expense of oil and gas properties between the three months ended March 31, 2010 and 2009 are shown in the following table:

	Three Months Ended			%
	March 31,		Change	Change
	2010	2009	from 2009	from 2009

Consolidated Sales Volumes (boe)	592,040	577,195	14,845	3%
DD&A Rate per boe	$6.42	$6.75	$(0.33)	-5%
DD&A Expense (In thousands)	$3,802	$3,895	$(93)	-2%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and rates between the three months ended March 31, 2010 and 2009.

Three Months Ended
March 31,
(In thousands)

2009 DD&A	$3,895
Changes due to volumes	95
Changes due to rates	(188)
2010 DD&A	$3,802

Investment Income

Total investment income for the first quarter of 2010 increased by $685 thousand compared to 2009 due to an increase of $713 thousand in Equity income from Argentine investments, which was partially offset by lower Interest and other income.  The increase in our equity income is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is a result of greater revenues driven by higher oil, natural gas and LPG average sales prices.

Income Taxes

Income taxes increased by $782 thousand for the first quarter of 2010 compared with the same period in 2009.  Although our Income before income taxes decreased during the first three months of 2010 compared with 2009, Income tax expense was higher because the effective tax rate for the period increased primarily due to greater exploration expenses incurred in Colombia which are not deductible until we generate revenues in that country.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:

	Three Months Ended March 31,

	2010	2009

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	308,236	337,367
Gas (mcf)	1,534,018	1,291,750
LPG (tons)	2,398	2,091
Barrels of oil equivalent (boe)	592,040	577,195
Equity interests (3)
Crude oil and condensate (bbls)	363,182	373,577
Gas (mcf)	544,100	473,763
LPG (tons)	2,447	2,483
Barrels of oil equivalent (boe)	482,586	481,681
Total volumes
Crude oil and condensate (bbls)	671,418	710,944
Gas (mcf)	2,078,118	1,765,513
LPG (tons)	4,845	4,574
Barrels of oil equivalent (boe)	1,074,627	1,058,876

Total volumes by basin
Neuquén	854,461	852,857
Austral	160,328	141,242
Others	59,838	64,777
Barrels of oil equivalent (boe)	1,074,627	1,058,876

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$49.12	$41.00
Gas (per mcf)	2.07	1.80
LPG (per ton)	374.56	258.26
Equity interests (3)
Oil (per bbl)	$49.48	$41.69
Gas (per mcf)	2.31	1.85
LPG (per ton)	393.26	266.73

Average Production Costs per BOE (2):
Production and lifting cost	$5.80	$5.99
Provincial production tax	$4.06	$3.32
DD&A	$6.42	$6.75

(1) Volumes presented in the above table represent those sold to customers and have not been reduced by the approximately 12 to 15 percent provincial production tax that is paid separately and is accounted for as an expense by Apco.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average production and lifting costs, provincial production taxes, and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

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

Index

Financial Condition

Outlook

As previously discussed, the price of WTI crude oil and oil price realizations in Argentina have been on a steady upward trend since first quarter 2009, reaching an average price of $50 per barrel in March 2010.  For the remainder of 2010, operating results and cash flows should be greater than 2009 levels if oil prices continue on this trajectory or remain at this level. However, our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve throughout the year.

Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Additionally, in the first quarter of 2010, Petrolera re-financed its quarterly loan repayment due during the period.  Based on current oil prices, capital spending projections and Petrolera’s current schedule of debt and interest payments, we expect to receive more dividends from Petrolera in 2010 than in 2009.

Although capital expenditures during the first quarter were $4.8 million, with increased activity planned in the remainder of the year we currently estimate capital expenditures net to our direct working interests will total approximately $40 million in 2010.  We expect to fund these investments with cash on hand and cash flows from operations. We will continue to monitor our capital programs and the quarterly shareholder dividend as necessary to provide Apco with the financial resources and liquidity needed to continue development drilling in its core properties over the long-term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in the Entre Lomas concession and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities.

With a cash balance at March 31, 2010, of $36 million, or 16 percent of total assets, no bank debt, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business for the foreseeable future.

We have historically funded capital programs and past property acquisitions with internally generated cash flow. We have not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which made financing difficult to obtain at reasonable terms. However, as has been the case with financing for Petrolera, we have observed an improvement in financing terms for companies doing business in Argentina. We believe that bank financings could be an additional source of liquidity if needed or deemed that financial leverage would improve our capital efficiency.

Index

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Three Months Ended March 31,
	2010	2009
	(Thousands)
Net cash provided (used) by:
Operating activities	$8,971	$1,627
Investing activities	(4,803)	(4,269)
Financing activities	(594)	(2,576)
Increase / (decrease) in cash and cash equivalents	$3,574	$(5,218)

Operating Activities

Our net cash provided by operating activities totaled $9.0 million for the three months ended March 31, 2010, compared with $1.6 million during the same period in 2009. The increase in cash provided by operating activities is primarily a result of greater dividends from Argentine investments and variations in working capital, in particular a greater amount of cash used to pay accounts payable in the first quarter of 2009.

Investing Activities

During the first three months of 2010, capital expenditures totaled $4.8 million, most of which was invested in development drilling in our Neuquén basin properties, compared with $4.3 million in 2009.

Financing Activities

During the first three months of 2010, $594 thousand was paid to shareholders and non-controlling interests in the form of dividends, compared with $2.6 million in 2009.

Contractual Obligations

There have been no significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

We have historically not used derivatives to hedge price volatility. As previously mentioned in MD&A, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impacts net backs for the sale of crude oil in the domestic Argentine market. As a result, our price is impacted more by government controls than changes in world oil prices and our netbacks have not been responsive to fluctuations in world oil prices. Therefore, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results of operations. For example, our oil sales price per barrel for our consolidated interests averaged $43.46 during 2009 and $43.62 in 2007. During 2008, when the price per barrel of WTI peaked at $145 in July and fell to nearly $30 in December 2008, our average price was $46.09.

Foreign Currency and Operations Risk

The majority of the Company’s operations and all of its current production is located in Argentina which has had a history of high levels of inflation and resultant currency devaluation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  Since 2003, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last few years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2009, the peso to US dollar exchange rate was 3.80:1. At March 31, 2010, the exchange rate was 3.88:1.

Argentine Economic and Political Environment

Argentina has a history of economic instability. Because the majority of the Company’s operations are located in Argentina, its operations and financial results have been, and could be in the future, adversely affected by economic, market, currency, and political instability in the country as well as measures taken by the government in response to such instability.

Reference is made to the section “Argentine Economic and Political Environment” on page 48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.

Index

Item 4.   Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be modified as systems change and conditions warrant.

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

First Quarter 2010 Changes in Internal Controls

There have been no changes during the first-quarter 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Index

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The information called for by this item is provided in Note 5 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.        Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed.

Item 6.   Exhibits

3.1 – Memorandum of Association of Apco Oil and Gas International Inc. (formerly known as Apco Argentina Inc.) as amended (including Certificate of Incorporation on Change of Name issued by the Registry of Companies, Cayman Islands, dated July 13, 2009), (filed on August 7, 2009 as Exhibit 3.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

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

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
_____________________

        * Filed herewith.
            ** Furnished herewith.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   APCO OIL AND GAS INTERNATIONAL INC.
(Registrant)

By:         /s/ Landy L. Fullmer
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

May 6, 2010

Index

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                DESCRIPTION

3.1
Memorandum of Association of Apco Oil and Gas International Inc. (formerly known as Apco Argentina Inc.) as amended (including Certificate of Incorporation on Change of Name issued by the Registry of Companies, Cayman Islands, dated July 13, 2009), (filed on August 7, 2009 as Exhibit 3.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

_____________________

*      Filed herewith.
**    Furnished herewith.