Form 10-Q
period 2010-06-30
APCO OIL & GAS INTERNATIONAL INC
filed 2010-08-05
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 30, 2010
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

Index

APCO OIL AND GAS INTERNATIONAL INC.

INDEX

PART I.      FINANCIAL INFORMATION                                                                                                                                                                                                                        Page No.
PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

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

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,758	$32,404
Accounts receivable	11,766	9,984
Advances to joint venture partners	241	305
Affiliate receivables	-	156
Inventory	2,518	2,477
Dividend receivable from Argentine investment	-	2,448
Restricted cash and other current assets	7,036	2,429
Total current assets	54,319	50,203

Property and Equipment:
Cost, successful efforts method of accounting	198,390	184,168
Accumulated depreciation, depletion and amortization	(102,230)	(94,354)
	96,160	89,814

Argentine investment, equity method	81,256	78,028
Deferred income tax asset	1,152	1,078
Restricted cash and other assets (net of allowance of $630 at June 30, 2010 and
$623 at December 31, 2009)	1,107	5,068

	$233,994	$224,191
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,892	$4,878
Affiliate payables	440	454
Accrued liabilities	4,783	5,662
Income taxes payable	2,450	3,724
Dividends payable	-	589
Total current liabilities	14,565	15,307

Long-term liabilities	3,063	3,047
Contingent liabilites and commitments (Note 5)
Equity:
Shareholders' equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,390)	(1,390)
Retained earnings	208,147	197,623
Total shareholders' equity	216,157	205,633
Noncontrolling interests in consolidated subsidiaries	209	204
Total equity	216,366	205,837
Total liabilities and equity	$233,994	$224,191

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Oil revenues	$17,696	$12,728	$32,837	$26,559
Natural Gas revenues	2,602	2,181	5,781	4,512
LPG revenues	942	576	1,840	1,116
Other	570	333	1,170	888
Total operating revenues	21,810	15,818	41,628	33,075

COSTS AND OPERATING EXPENSES:
Production and lifting costs	4,390	2,965	7,823	6,422
Provincial production taxes	2,743	1,822	5,147	3,740
Transportation and storage	126	161	285	397
Selling and administrative	2,337	1,914	4,298	4,404
Depreciation, depletion and amortization	4,061	3,765	7,878	7,669
Exploration expense	1,130	32	5,323	126
Argentine taxes other than income	1,166	956	2,131	1,827
Foreign exchange losses	21	142	47	630
Other expense	462	433	969	955
Total costs and operating expenses	16,436	12,190	33,901	26,170

TOTAL OPERATING INCOME	5,374	3,628	7,727	6,905

INVESTMENT INCOME:
Interest and other income	183	57	258	160
Equity income from Argentine investments	4,309	3,505	8,131	6,614
Total investment income	4,492	3,562	8,389	6,774

Income before income taxes	9,866	7,190	16,116	13,679
Income taxes	2,740	1,792	4,986	3,256

NET INCOME	7,126	5,398	11,130	10,423
Less: Net income attributable to noncontrolling interests	9	4	17	11
Net income attributable to Apco Oil and Gas International Inc.	$7,117	$5,394	$11,113	$10,412

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.24	$0.18	$0.38	$0.35

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$0.02	$0.02	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the six months ended June 30,
(Amounts in Thousands)	2010			2009
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$205,633	$204	$205,837	$184,611	$185	$184,796

Total comprehensive income	11,113	17	11,130	10,412	11	10,423
	216,746	221	216,967	195,023	196	195,219
Cash Dividends - ordinary shares	(589)		(589)	(589)		(589)
Dividends and distributions to
noncontrolling interests	-	(12)	(12)	-	-	-
Ending Balance	$216,157	$209	$216,366	$194,434	$196	$194,630

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended
	June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$11,130	$10,423
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(8,131)	(6,614)
Dividends received from Argentine investments	7,351	-
Deferred income tax provision (benefit)	(74)	123
Depreciation, depletion and amortization	7,878	7,669
Changes in accounts receivable	(1,783)	(2,361)
Changes in inventory	(41)	341
Changes in other current assets	(607)	(68)
Changes in accounts payable	1,727	(3,953)
Changes in advances from joint venture partners	64	(419)
Changes in affiliate payables	142	(1,320)
Changes in accrued liabilities	(1,656)	463
Changes in income taxes payable	(1,274)	1,089
Other, including changes in noncurrent assets and liabilities	(23)	(420)
Net cash provided by operating activities	14,703	4,953

CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment - Capital expenditures *	(13,159)	(8,768)

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(12)	-
Dividends paid ($0.04 per share in 2010 and $0.1075 per share in 2009)	(1,178)	(3,164)
Net cash used in financing activities	(1,190)	(3,164)

Increase / (decrease) in cash and cash equivalents	354	(6,979)

Cash and cash equivalents at beginning of period	32,404	33,789

Cash and cash equivalents at end of period	$32,758	$26,810

________________________
* Increases to property plant and equipment	$(14,222)	$(9,281)
Changes in related accounts payable and accrued liabilities	1,063	513
Capital expenditures	$(13,159)	$(8,768)

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

Apco began E&P activities in Argentina in the late 1960s, and as of June 30, 2010, had interests in nine oil and gas producing concessions and two exploration permits in Argentina, and two exploration and production contracts in Colombia.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of June 30, 2010, all of our operating revenues and equity income, and all but $2.6 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and six-month periods ended June 30, 2010 and 2009.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent. This is because the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are presently located. It also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction and therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange gains and losses resulting from changes in the value of the peso which do not effect taxable income in Argentina. Additionally, the Company is incurring expenses related to exploration activity in Colombia which provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income taxes:
Current	$2,776	$1,781	$5,060	$3,133
Deferred	(36)	11	(74)	123
Income tax expense	$2,740	$1,792	$4,986	$3,256

As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at June 30, 2010 and December 31, 2009 is as follows.  Amounts are stated in thousands:

	June 30,	December 31,
	2010	2009

Current assets	$67,995	$72,316
Non current assets	217,694	208,576
Current liabilities	51,152	47,106
Non current liabilities	40,906	44,175

Petrolera’s results of operations for the three and six months ended June 30, 2010 and 2009 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$55,647	$42,035	$105,188	$83,826
Expenses other than income taxes	37,461	27,802	71,661	57,880
Net income	10,561	8,597	19,948	16,064

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Taxes other than income payable	$865	$1,155
Accrued provincial production taxes	859	820
Accrued payroll and other general and adminstrative expenses	611	873
Accrued oil and gas expenditures	1,674	1,872
Other	774	942
	$4,783	$5,662

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

In July 2010, our Board of Directors approved a regular quarterly dividend of $.02 per share.

In June 2010, Apco and a partner participated in a public bidding process known as “ANH Miniround 2010” for the assignment of certain exploration properties by the government of Colombia.  After a review of bids by the Colombian National Hydrocarbon Agency, our bid was declared the winning bid on July 1.  We expect to sign the exploration and production contract that will govern the block before the end of 2010.  We anticipate spending between $15 and $20 million net to Apco to fulfill the exploration work commitments for this block over a three-year period. We expect exploration activities and expenditures to begin in early 2011.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and six-month periods ended June 30, 2010, compared with the three and six-month periods ended June 30, 2009, and our financial condition since December 31, 2009. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2009 Annual Report on Form 10-K.

Overview of Three and Six Months Ended June 30, 2010

During the second quarter and first six months of 2010, net income attributable to Apco Oil and Gas International Inc. was $7.1 million and $11.1 million, respectively, representing an increase of $1.7 million for the quarter and $0.7 million for the first six months of 2010 compared with the same periods in 2009.  During the first six months of 2010, we incurred $5.2 million more exploration expense than in 2009 due to significant seismic acquisition investments in Argentina and Colombia.  This planned expenditure is an integral part of management’s strategy for growth in our core area in Argentina and our new blocks in Colombia.

The increase in net income for the second quarter and first six months of 2010 compared with the same periods in 2009 includes the effects of the following items:

•	The benefits of higher oil, natural gas and LPG average sales prices and increased sales volumes for all of our products;

•	Greater equity income from Argentine investments;

•	Higher exploration expense due to the acquisition of seismic information in both Argentina and Colombia; and

•	Greater income tax expense.

Additionally, net cash provided by operating activities for the six months ended June 30, 2010, was $14.7 million, representing a $9.8 million increase compared with the first six months of 2009 primarily due to higher dividends received from Argentine investments during the period. We ended the second quarter with a cash and cash equivalents balance of $32.8 million, or 14 percent of total assets, and no bank debt.  As such, we believe we have sufficient liquidity and capital resources for the foreseeable future to fund our ongoing operations and to continue growing our business.

See additional discussion in Results of Operations and Financial Condition.

Business Development

In June 2010, Apco participated in a public bidding process known as “ANH Miniround 2010” for the assignment of certain exploration properties by the government of Colombia.  Apco together with Ramshorn International Limited (“Ramshorn”), a subsidiary of Nabors Drilling, submitted the highest bid for the block known as Llanos 40.  After a review of bids by Colombia’s National Hydrocarbon Agency (the “ANH”), on July 1, our bid was declared the winning bid.  We will hold a 50 percent working interest in the block and Ramshorn will also hold 50 percent and will be the operator.  The block will be governed by an exploration and production contract executed with the ANH.  We expect to sign the contract before the end of 2010.

The Llanos 40 covers approximately 163,000 acres and is approximately 175 kilometers to the northeast of Llanos 32 in which we previously acquired an interest through a farm-in agreement.  Our three-year first phase exploration work commitments will include seismic reprocessing, acquisition of 300 square kilometers, or approximately 74,000 acres, of 3-D seismic and drilling of four exploration wells.  We anticipate spending between $15 and $20 million net to Apco for these work commitments over a three-year period.  We expect exploration activities and expenditures to begin in early 2011.

Index

Neuquén Basin Properties

During the second quarter of 2010, successful development drilling continued in our Neuquén basin properties.  During the first six months of 2010, we completed and put on production four oil wells that commenced drilling in 2009, 13 wells were drilled, completed, and put on production, and three additional wells were in various stages of drilling or completion at the end of the second quarter.  Additional activities included production facility investments for gas compression and oil pipelines in the Charco del Palenque and Bajada del Palo concessions, and the acquisition of approximately 300 square kilometers of 3-D seismic information in the western portion of the Bajada del Palo concession for a cost of approximately $900 thousand net to Apco.

In our Agua Amarga exploration permit, we drilled the Jarilla Quemada x-1 exploration well.  Log analysis indicates productive potential in three separate formations.  The well will be tested during the third quarter.  If test results confirm our log analysis, we will proceed with completion operations.  Our total cost for this well is estimated to be approximately $0.9 million net to Apco’s consolidated interest.  This well completes the work commitment agreed to when we acquired our rights to the Agua Amarga exploration permit.

Coirón Amargo

In February 2010, we entered into a farm-in agreement that allows us to acquire, through a “drill to earn” structure, up to a 45 percent net interest in the Coirón Amargo exploration permit in the Neuquén basin. The Coirón Amargo block covers approximately 100,000 acres and is adjacent to our core properties in the basin.

Under the agreement, Apco will earn a 22.5 percent non-operated net interest for funding the drilling of two exploration wells during 2010.  The primary objective of the first two wells is to investigate the Tordillo formation, the principal productive formation in our other properties in the Neuquén basin. Drilling of the first well is expected to commence in August 2010 with a second well to be drilled immediately thereafter. After drilling the first two wells, Apco will have an option to proceed to a second phase and drill two additional wells to increase our net interest to 45 percent.  We expect to spend approximately $6 million during the first phase of this agreement in 2010, and if we proceed to the second phase, we anticipate spending an additional $3 million in 2010 and $3 million 2011.

Austral & Northwest Basin Properties

We re-commenced development drilling in our Tierra del Fuego and Acambuco concessions in the first quarter of 2010. Since then, we have drilled seven gas wells in Tierra del Fuego, of which two were determined to be non-productive.  We expect to drill three more wells there during the remainder of the year.  In Acambuco, the Macueta 1006 well was spudded in February and is expected to be completed before the end of the year.

Colombia

In the Llanos 32 block in the Llanos basin of western Colombia, Apco and its partners completed the acquisition of 268 square kilometers, or 66,196 acres, of 3-D seismic information which commenced in December 2009.  The program is designed to cover several leads already identified by the partners.  Seismic processing is currently underway.  We have spent approximately $2.0 million net to Apco during 2010 for this program.  We also expect to drill two exploration wells during the first quarter of 2011.

In the Turpial block, Apco and its partner completed a program to extend seismic coverage in the northern area of the block with 144 kilometers of 2-D seismic information. We have spent approximately $2.4 million net to Apco during 2010 for this program.  If our seismic interpretation reveals drillable prospects, we would anticipate drilling an exploration well before September 2011.

Index

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

During the first six months of 2010, gradual increases in gasoline prices have enabled producers to negotiate higher oil sales prices with refiners.  The trend of increasing gasoline prices combined with tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  For the second quarter of 2010, our average realized price for our direct working interests consolidated in our operating revenues was $51.09 per barrel, compared with $41.89 in the second quarter of 2009.  The average oil sales price for our equity interests was $51.36 per barrel for the second quarter of 2010 compared with $42.22 for the same period in 2009.  We expect our Neuquén oil sales price to gradually increase to $57 per barrel by the end of 2010.  Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how prices will evolve beyond 2010.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six-months ended June 30, 2010, compared with the three and six-months ended June 30, 2009.  Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended June 30,
			$ Change	% Change
	2010	2009	from 2009*	from 2009*
	($ Amounts in Thousands)

Total operating revenues	$21,810	$15,818	$5,992	38%
Total costs and operating expenses	16,436	12,190	(4,246)	-35%
Operating income	5,374	3,628	1,746	48%
Investment income	4,492	3,562	930	26%
Income taxes	2,740	1,792	(948)	-53%
Less: Net income attributable to noncontrolling interests	9	4	(5)	-125%
Net income attributable to Apco	$7,117	$5,394	$1,723	32%

	For the Six Months Ended June 30,
			$ Change	% Change
	2010	2009	from 2009*	from 2009*
	($ Amounts in Thousands)

Total operating revenues	$41,628	$33,075	$8,553	26%
Total costs and operating expenses	33,901	26,170	(7,731)	-30%
Operating income	7,727	6,905	822	12%
Investment income	8,389	6,774	1,615	24%
Income taxes	4,986	3,256	(1,730)	-53%
Less: Net income attributable to noncontrolling interests	17	11	(6)	-55%
Net income attributable to Apco	$11,113	$10,412	$701	7%

*   + = Favorable change to net income; — = Unfavorable change.

Total Operating Revenues

Operating revenues for the second quarter of 2010 increased by $6.0 million, or 38 percent compared with second quarter 2009.  For the first six months of 2010, Operating revenues were also greater by $8.6 million compared with 2009.  The following tables and discussion explain the components and variances in operating revenues.

Index

The three and six-month month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended June30,			Six Months Ended June 30,

	2010	2009	% Change	2010	2009	% Change

Sales Volumes
Oil (bbls)	346,376	303,865	14%	654,611	641,232	2%
Natural Gas (mcf)	1,529,176	1,401,898	9%	3,063,194	2,693,647	14%
LPG (tons)	2,491	2,318	7%	4,889	4,409	11%
Oil, Natural Gas and LPG (boe)	630,474	564,719	12%	1,222,514	1,141,914	7%

Average Sales Prices
Oil (per bbl)	$51.09	$41.89	22%	$50.16	$41.42	21%
Natural Gas (per mcf)	1.70	1.56	9%	1.89	1.68	13%
LPG (per ton)	378.11	248.47	52%	376.37	253.11	49%

Revenues ($ in thousands)
Oil revenues	$17,696	$12,728	39%	$32,837	$26,559	24%
Natural Gas revenues	2,602	2,181	19%	5,781	4,512	28%
LPG revenues	942	576	64%	1,840	1,116	65%
	$21,240	$15,485	37%	$40,458	$32,187	26%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2009 Sales	$12,728	$2,181	$576	$15,485
Changes due to volumes	2,172	217	65	2,454
Changes due to prices	2,796	204	301	3,301
2010 Sales	$17,696	$2,602	$942	$21,240

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2009 Sales	$26,559	$4,512	$1,116	$32,187
Changes due to volumes	671	697	181	1,549
Changes due to prices	5,607	572	543	6,722
2010 Sales	$32,837	$5,781	$1,840	$40,458

Index

Oil Revenues

The increase in Oil revenues during the second quarter of 2010 is due to higher average oil sales prices and increased sales volumes.  In comparison with the second quarter of 2009, our average oil price increased by 22 percent due to the factors previously discussed in MD&A. While oil sales volumes increased by 14 percent due to favorable changes in crude oil inventories compared with the second quarter of 2009, our total consolidated oil production volumes increased by two percent.

The increase in Oil revenues during the first six months of 2010 is due primarily to a 21 percent increase in our average oil sales price combined with slightly increased sales volumes.

Total Costs and Operating Expenses

During the second quarter of 2010, Total costs and operating expenses increased by $4.2 million compared with second quarter 2009, primarily due to the following:

•
Production and lifting costs increased by $1.4 million due to greater operation and maintenance expenses related to our Neuquén and Austral basin properties.  These increases were driven by the growth in our operations and the impact of inflation in Argentina;

•	Provincial production taxes increased by $921 thousand due to higher sales revenues and higher tax rates per the terms of the concession extensions in the province of Neuquén;

•	Exploration expense increased by $1.1 million due to greater exploration activity including expenses related to the acquisition of seismic information in Colombia;

•	Selling and administrative expense increased by $423 thousand due to the impact of inflation in Argentina on personnel costs and greater overhead expenses in Argentina and Colombia.

During the first six months of 2010, Total costs and operating expenses increased by $7.7 million compared with 2009, primarily due to the following:

•
Production and lifting costs increased by $1.4 million due to greater operation and maintenance expenses related to our Neuquén and Austral basin properties. These increases were driven by the growth in our operations and the impact of inflation in Argentina;

•	Provincial production taxes increased by $1.4 million due to higher sales revenues and higher tax rates per the terms of the concession extensions in the province of Neuquén;

•	Exploration expense increased by $5.2 million due to greater exploration activity including expenses related to the acquisition of seismic information in Colombia and in our Neuquén basin properties.

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

Index

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, various factors have contributed to our experiencing a lower weighted average DD&A rate since the second half of 2009, including receiving concession extensions for certain of our properties in the Neuquén basin, an increased proportion of sales volumes on a barrel of oil equivalent basis from our Tierra del Fuego concessions which have a lower DD&A rate than our Neuquén basin properties, and increased proved reserves from successful drilling in our Neuquén basin properties.  We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we would expect to experience a favorable effect on future DD&A rates.

The factors mentioned above that have affected our DD&A rate resulted in a decrease of $125 thousand in DD&A expense for oil and gas properties during the second quarter of 2010 and $307 thousand in the first six months of 2010 compared with the same periods in 2009.  The changes in our total volumes, DD&A rates per unit and DD&A expense of oil and gas properties between the three and six months ended June 30, 2010 and 2009 are shown in the following table:

	Three Months Ended			%	Six Months Ended			%
	June 30,		Change	Change	June 30,		Change	Change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009

Consolidated Sales Volumes (boe)	630,474	564,719	65,755	12%	1,222,514	1,141,914	80,600	7%
DD&A Rate per boe	$6.42	$6.64	$(0.22)	-3%	$6.42	$6.69	$(0.27)	-4%
DD&A Expense (In thousands)	$4,047	$3,750	$297	8%	$7,850	$7,639	$211	3%

         The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and rates between the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	(In thousands)

2009 DD&A	$3,750	$7,639
Changes due to volumes	422	518
Changes due to rates	(125)	(307)
2010 DD&A	$4,047	$7,850

Investment Income

Total investment income for the second quarter of 2010 increased by $930 thousand compared to 2009 due to an increase of $804 thousand in Equity income from Argentine investments.  The increase in our equity income is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is a result of greater revenues driven by higher oil, natural gas and LPG average sales prices combined with modest increases in product volumes.

Total investment income for the six months of 2010 increased by $1.6 million compared to the same period in 2009 due to an increase of $1.5 million in Equity income from Argentine investments.  The increase in our equity income is due to the same factors that affected the second quarter.

Index

Income Taxes

Income taxes increased by $948 thousand in the second quarter of 2010 and $1.7 million for the first six months compared with the same periods in 2009.  Our Income taxes increased in the second quarter of 2010 compared with 2009 in direct relation to our increase in pre-tax income in Argentina.  Our Income taxes increased in the first six months of 2010 compared with 2009 due to an increase in our pre-tax income in Argentina somewhat offset by higher equity earnings in Argentine investments, which is recorded on an after-tax basis. See Note 2 in the Notes to Consolidated Financial Statements for further discussion of income taxes.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:

	Periods Ending June 30,
Volume, Price and Cost Statistics	Three Months		Six Months

	2010	2009	2010	2009

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	346,376	303,865	654,611	641,232
Gas (mcf)	1,529,176	1,401,898	3,063,194	2,693,647
LPG (tons)	2,491	2,318	4,889	4,409
Barrels of oil equivalent (boe)	630,474	564,719	1,222,514	1,141,914
Equity interests (3)
Crude oil and condensate (bbls)	408,623	378,041	771,805	751,618
Gas (mcf)	510,687	467,311	1,054,788	941,074
LPG (tons)	2,614	2,605	5,062	5,089
Barrels of oil equivalent (boe)	524,413	486,500	1,007,000	968,180
Total volumes
Crude oil and condensate (bbls)	754,999	681,906	1,426,416	1,392,850
Gas (mcf)	2,039,863	1,869,209	4,117,982	3,634,722
LPG (tons)	5,105	4,924	9,950	9,498
Barrels of oil equivalent (boe)	1,154,888	1,051,219	2,229,514	2,110,094

Total volumes by basin
Neuquén	928,519	861,390	1,782,980	1,714,247
Austral	165,541	122,294	325,869	263,536
Others	60,827	67,534	120,665	132,311
Barrels of oil equivalent (boe)	1,154,888	1,051,219	2,229,514	2,110,094

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$51.09	$41.89	$50.16	$41.42
Gas (per mcf)	1.70	1.56	1.89	1.68
LPG (per ton)	378.11	248.47	376.37	253.11
Equity interests (3)
Oil (per bbl)	$51.36	$42.22	$50.47	$42.03
Gas (per mcf)	1.16	1.03	1.75	1.68
LPG (per ton)	379.25	249.03	386.03	253.64

Average Production Costs per BOE (2):
Production and lifting cost	$6.96	$5.25	$6.40	$5.62
Provincial production tax	$4.35	$3.23	$4.21	$3.28
DD&A	$6.42	$6.64	$6.42	$6.69

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

Index

Financial Condition

Outlook

As previously discussed, the price of WTI crude oil and oil price realizations in Argentina have been on a steady upward trend since first quarter 2009, reaching an average price of $51.87 per barrel in June 2010.  For the remainder of 2010, operating results and cash flows from operations should be greater than 2009 levels as oil prices are expected to continue their gradual increase through the end of the year. Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve beyond 2010.

Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Because of higher product prices, changes in capital spending projections and Petrolera’s current schedule of debt and interest payments, we have received more dividends from Petrolera in 2010 than in 2009.

Although capital expenditures during the first six months of 2010 were $13.2 million, with increased activity planned in the remainder of the year we currently estimate capital expenditures net to our direct working interests will total approximately $38 million in 2010.  We expect to fund these investments with cash on hand and cash flows from operations. We will continue to monitor our capital programs and the quarterly shareholder dividend as necessary to provide Apco with the financial resources and liquidity needed to continue development drilling in its core properties over the long-term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities.

With a cash balance at June 30, 2010, of $32.8 million, or 14 percent of total assets, no bank debt, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business for the foreseeable future.

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

Index

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Six Months Ended June 30,
	2010	2009
	(Thousands)
Net cash provided (used) by:
Operating activities	$14,703	$4,953
Investing activities	(13,159)	(8,768)
Financing activities	(1,190)	(3,164)
Increase / (decrease) in cash and cash equivalents	$354	$(6,979)

Operating Activities

Our net cash provided by operating activities totaled $14.7 million for the six months ended June 30, 2010, compared with $5.0 million during the same period in 2009. The increase in cash provided by operating activities is primarily a result of greater dividends from Argentine investments and year-over-year favorable variations in working capital.

Investing Activities

During the first six months of 2010, capital expenditures totaled $13.2 million, most of which was invested in development drilling in our Neuquén basin properties, compared with $8.8 million in 2009.

Financing Activities

During the first six months of 2010, $1.2 million of dividends was paid to shareholders and non-controlling interests compared with $3.2 million in 2009.

Contractual Obligations

As described elsewhere in this report, in July 2010, we were awarded an exploration block through a public bidding process in Colombia.  As a result of winning this exploration block, we anticipate spending between $15 and $20 million net to Apco over a three-year period to fulfill the exploration work commitments of this block. We expect exploration activities and expenditures to begin in early 2011.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

We have historically not used derivatives to hedge price volatility. As previously mentioned in MD&A, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impacts net backs for the sale of crude oil in the domestic Argentine market. As a result, our price is impacted more by government controls than changes in world oil prices and our netbacks have not been responsive to fluctuations in world oil prices.  Because our oil prices are negotiated on a short-term basis, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results of operations.

Foreign Currency and Operations Risk

The majority of the Company’s operations and all of its current production is located in Argentina which has had a history of high levels of inflation and resultant currency devaluation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  Since 2003, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last few years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2009, the peso to US dollar exchange rate was 3.80:1. At June 30, 2010, the exchange rate was 3.93:1.

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

Second Quarter 2010 Changes in Internal Controls

There have been no changes during the second-quarter 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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
**Furnished herewith.

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

August 5, 2010

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