Form 10-Q
period 2010-09-30
APCO OIL & GAS INTERNATIONAL INC
filed 2010-11-05
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2010
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

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

Index

·	Amounts and nature of future capital expenditures;

·	Volumes of future oil, gas and liquefied petroleum gas (LPG) production;

·	Expansion and growth of our business and operations;

·	Financial condition and liquidity;

·	Business strategy;

·	Estimates of proved oil and gas reserves;

·	Reserve potential;

·	Development drilling potential;

·	Cash flow from operations or results of operations;

·	Seasonality of natural gas demand; and

·	Oil and natural gas prices and demand for those products.

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

·	The strength and financial resources of our competitors;

·	Development of alternative energy sources;

·	The impact of operational and development hazards;

·	Costs of, changes in, or the results of laws, government regulations (including proposed climate change legislation), environmental liabilities and litigation;

·	Political conditions in Argentina, Colombia, and other parts of the world;

·	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

·	Risks associated with future weather conditions and earthquakes;

·	Acts of terrorism; and

·	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$35,006	$32,404
Accounts receivable	11,392	9,984
Advances to joint venture partners	239	305
Affiliate receivables	-	156
Inventory	3,301	2,477
Dividend receivable from Argentine investment	-	2,448
Restricted cash and other current assets	7,333	2,429
Total current assets	57,271	50,203

Property and Equipment:
Cost, successful efforts method of accounting	210,375	184,168
Accumulated depreciation, depletion and amortization	(106,461)	(94,354)
	103,914	89,814

Argentine investment, equity method	81,577	78,028
Deferred income tax asset	1,149	1,078
Restricted cash and other assets (net of allowance of $618 at September 30, 2010 and
$623 at December 31, 2009)	1,117	5,068

	$245,028	$224,191
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,367	$4,878
Affiliate payables	407	454
Accrued liabilities	6,028	5,662
Income taxes payable	2,765	3,724
Dividends payable	-	589
Total current liabilities	19,567	15,307

Long-term liabilities	3,036	3,047
Contingent liabilites and commitments (Note 5)
Equity:
Shareholders' equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,336)	(1,390)
Retained earnings	214,148	197,623
Total shareholders' equity	222,212	205,633
Noncontrolling interests in consolidated subsidiaries	213	204
Total equity	222,425	205,837
Total liabilities and equity	$245,028	$224,191

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Oil revenues	$17,391	$15,376	$50,227	$41,935
Natural Gas revenues	2,813	2,354	8,595	6,866
LPG revenues	721	626	2,562	1,742
Other	761	703	1,931	1,591
	21,686	19,059	63,315	52,134

COSTS AND OPERATING EXPENSES:
Production and lifting costs	4,888	4,470	12,710	10,892
Provincial production taxes	2,621	2,269	7,768	6,009
Transportation and storage	238	242	524	639
Selling and administrative	2,604	1,854	6,903	6,258
Depreciation, depletion and amortization	4,230	4,186	12,107	11,855
Exploration expense	577	47	5,900	173
Argentine taxes other than income	1,301	885	3,431	2,712
Foreign exchange losses (gains)	(58)	146	(10)	776
Other expense	400	602	1,369	1,557
Total costs and operating expenses	16,801	14,701	50,702	40,871

TOTAL OPERATING INCOME	4,885	4,358	12,613	11,263

INVESTMENT INCOME:
Interest and other income	78	150	336	310
Equity income from Argentine investments	3,459	3,435	11,590	10,049
Total investment income	3,537	3,585	11,926	10,359

Income before income taxes	8,422	7,943	24,539	21,622
Income taxes	1,827	1,615	6,813	4,871

NET INCOME	6,595	6,328	17,726	16,751
Less: Net income attributable to noncontrolling interests	6	9	24	20
Net income attributable to Apco Oil and Gas International Inc.	$6,589	$6,319	$17,702	$16,731

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.22	$0.21	$0.60	$0.57

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the nine months ended September 30,
(Amounts in Thousands)	2010			2009
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$205,633	$204	$205,837	$184,611	$185	$184,796
Net Income	17,702	24	17,726	16,731	20	16,751
Other comprehensive income, net of tax:
Pension plan liability adjustment in consolidated interests
(net of Argentine tax of $29 in 2010 and $129 in 2009)	54	-	54	239	-	239
Total comprehensive income	17,756	24	17,780	16,970	20	16,990
	223,389	228	223,617	201,581	205	201,786
Cash Dividends - ordinary shares	(1,177)	-	(1,177)	(1,177)	-	(1,177)
Dividends and distributions to
noncontrolling interests	-	(15)	(15)	-	(2)	(2)
Ending Balance	$222,212	$213	$222,425	$200,404	$203	$200,607

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Nine Months Ended
	September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$17,726	$16,751
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investments	(11,590)	(10,049)
Dividends received from Argentine investments	10,489	4,315
Deferred income tax provision (benefit)	(99)	123
Depreciation, depletion and amortization	12,107	11,855
Changes in accounts receivable	(1,408)	(60)
Changes in inventory	(824)	218
Changes in other current assets	(902)	310
Changes in accounts payable	1,897	(2,400)
Changes in advances from joint venture partners	66	(6)
Changes in affiliate payables, net	109	(1,048)
Changes in accrued liabilities	1,728	(634)
Changes in income taxes payable	(959)	1,922
Other, including changes in noncurrent assets and liabilities	20	239
Net cash provided by operating activities	28,360	21,536
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(23,977)	(13,025)
Changes in noncurrent restricted cash	-	(4,000)
Net cash used in investing activities	(23,977)	(17,025)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(15)	(2)
Dividends paid ($0.06 per share in 2010 and $0.1275 per share in 2009)	(1,766)	(3,753)
Net cash used in financing activities	(1,781)	(3,755)

Increase in cash and cash equivalents	2,602	756

Cash and cash equivalents at beginning of period	32,404	33,789

Cash and cash equivalents at end of period	$35,006	$34,545

________________________
* Increases to property plant and equipment	$(26,207)	$(16,170)
Changes in related accounts payable and accrued liabilities	2,230	3,145
Capital expenditures	$(23,977)	$(13,025)

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

Apco began E&P activities in Argentina in the late 1960s, and as of September 30, 2010, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 with the addition of two exploration and production contracts.  A third exploration and production block in Colombia was awarded to Apco in the third quarter, and the contract for the area is expected to be signed by year end.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of September 30, 2010, all of our operating revenues and equity income, and all but $2.6 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three and nine-month periods ended September 30, 2010 and 2009.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

The Company reviews its proved and unproved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. The Company records a liability for future asset retirement obligations in accordance with the requirements of FASB ASC 410 (Asset Retirement and Environmental Obligations).

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

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent. This is because the Company incurs income taxes only in Argentina, the country where all of its oil and gas income generating activities are presently located. It also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction and therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas banks, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, equity income from Argentine investments that is recorded by the Company on an after tax basis, and foreign exchange gains and losses resulting from changes in the value of the peso which do not effect taxable income in Argentina. Additionally, the Company is incurring expenses related to exploration activity in Colombia that provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income taxes:
Current	$1,852	$1,615	$6,912	$4,748
Deferred	(25)	-	(99)	123
Income tax expense	$1,827	$1,615	$6,813	$4,871

The effective income tax rate is lower for the three months ended September 30, 2010, compared with the first nine months of 2010 due to the significant amounts of exploration expense incurred in Colombia during the first and second quarters of 2010 which provide no benefit to income tax expense during the period.

The effective income tax rate on the total provision for the first nine months of 2010 is greater than the effective income tax rate in the same period of 2009 primarily due to the greater amounts of exploration activity in Colombia which provide no benefit to income tax expense during the period.

As of September 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at September 30, 2010 and December 31, 2009 is as follows.  Amounts are stated in thousands:
	September 30,	December 31,
	2010	2009

Current assets	$64,107	$72,316
Non current assets	223,294	208,576
Current liabilities	48,386	47,106
Non current liabilities	40,957	44,175

Petrolera’s results of operations for the three and nine months ended September 30, 2010 and 2009 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$49,536	$45,230	$154,724	$129,056
Expenses other than income taxes	32,324	32,836	103,985	90,738
Net income	8,469	7,758	28,417	23,800

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)	Accrued Liabilities

             The balance of accrued liabilities consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2010	2009

Taxes other than income payable	$1,545	$1,155
Accrued provincial production taxes	921	820
Accrued payroll and other general and adminstrative expenses	850	873
Advance from customer	1,441	-
Accrued oil and gas expenditures	739	1,872
Other	532	942
	$6,028	$5,662

(5)	Contingencies

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

In October 2010, our Board of Directors approved a regular quarterly dividend of $.02 per share.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and nine-month periods ended September 30, 2010, compared with the three and nine-month periods ended September 30, 2009, and our financial condition since December 31, 2009. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2009 Annual Report on Form 10-K.

Overview of Three and Nine Months Ended September 30, 2010

During the third quarter and first nine months of 2010, net income attributable to Apco Oil and Gas International Inc. was $6.6 million and $17.7 million compared with $6.3 million and $16.7 million for the same periods in 2009.  During the first nine months of 2010, we incurred $5.7 million more exploration expense than in 2009 due to significant seismic acquisition investments in Argentina and Colombia.  This planned expenditure is an integral part of management’s strategy for growth in our core area in Argentina and our new blocks in Colombia.

Our results of operations for the third quarter and first nine months of 2010 compared with the same periods in 2009 include the favorable and unfavorable impacts of the following items:

·	Higher oil, natural gas and LPG average sales prices;

·	Greater equity income from Argentine investments;

·	Lower oil sales volumes due to the timing of deliveries;

·	Higher exploration expense due to the acquisition of seismic information in both Argentina and Colombia; and

·	Greater income tax expense.

Additionally, net cash provided by operating activities for the nine months ended September 30, 2010, was $28.4 million, representing a $6.8 million increase compared with the first nine months of 2009 primarily due to higher dividends received from Argentine investments during the period. We ended the third quarter with a cash and cash equivalents balance of $35 million, or 14 percent of total assets, and no bank debt.  We believe we have sufficient liquidity and capital resources to fund our ongoing operations, planned capital expenditures and dividend payments.

See additional discussion in Results of Operations and Financial Condition.

Business Development

In mid-2010, Apco participated in a public bidding process known as “ANH Miniround 2010” for the assignment of certain exploration properties by the government of Colombia.  Apco together with Ramshorn International Limited (“Ramshorn”), a subsidiary of Nabors Drilling, submitted the winning bid for the Llanos 40 block.  We will hold a 50 percent working interest in the block and Ramshorn will also hold 50 percent and will be the operator.  The block will be governed by an exploration and production contract executed with Colombia’s National Hydrocarbon Agency (the “ANH”).  We expect to sign the contract before the end of 2010.  One of the requirements of the contract is to issue a letter of credit to guarantee the contract’s work commitments.  We anticipate issuing a $5.5 million letter of credit net to Apco in the fourth quarter and collateralizing it with cash.

The Llanos 40 block covers approximately 163,000 acres and is approximately 175 kilometers to the northeast of the Llanos 32 block in which we previously acquired an interest through a farm-in agreement.  Our three-year first phase exploration work commitments will include seismic reprocessing, acquisition of 300 square kilometers, or approximately 74,000 acres, of 3-D seismic and drilling of four exploration wells.  We anticipate spending between $15 and $20 million net to Apco for these work commitments over a three-year period.  We expect exploration activities and expenditures to begin in early 2011.

Index

Neuquén Basin Properties

During the third quarter of 2010, successful development drilling continued in our Neuquén basin properties.  During the first nine months of 2010, we completed and put on production four oil wells that commenced drilling in 2009, 21 wells were drilled, completed, and put on production, and six additional wells were in various stages of drilling or completion at the end of the third quarter.  Additional activities included production facility investments for gas compression and oil pipelines in the Charco del Palenque and Bajada del Palo concessions, and the acquisition of approximately 300 square kilometers of 3-D seismic information in the western portion of the Bajada del Palo concession for a cost of approximately $0.9 million net to Apco.

In our Agua Amarga exploration permit, we drilled the Jarilla Quemada x-1 exploration well.  Completion and production tests began in September and should finish in the fourth quarter.  Our total cost for this well is estimated to be approximately $0.9 million net to Apco’s consolidated interest.  This well completes the work commitment agreed to when we acquired our rights to the Agua Amarga exploration permit.

Further interpretation of 3-D seismic images of Agua Amarga has revealed another drillable prospect in the central part of the permit area. The structural characteristics of this prospect are consistent with the geologic model that has proven to be an excellent predictor of hydrocarbon accumulation over the past several years. Thus, we have modified our 2010 drilling program and plan to drill this exploration well before the end of 2010.  In addition, the province of Río Negro has extended the first exploration period by one year enabling Apco and its partner to retain the entire block until June 2011 before reaching a decision about acreage relinquishment.

Entre Lomas Concession Extension

During the third quarter 2010, the province of Río Negro approved a basic framework for the negotiation of the ten year concession extensions provided by Argentina’s hydrocarbon law.  Approximately one half of the Entre Lomas concession, including our largest producing field, is located in the province. The concession term for the portion of the Entre Lomas concession located in Río Negro province currently ends in January 2016. The province has invited current concession holders to register and present required information in preparation for negotiating the extensions with the province. Petrolera Entre Lomas S.A., the operator of the Entre Lomas concession and our equity investee, will negotiate with the province on behalf of the Entre Lomas partners. This formal process could continue into 2011.  The ten year concession extension for the portion of the Entre Lomas concession located in the province of Neuquén was obtained from that province in 2009.

Coirón Amargo

In February 2010, we entered into a farm-in agreement that allows us to acquire, through a “drill to earn” structure, up to a 45 percent net interest in the Coirón Amargo exploration permit in the Neuquén basin. The Coirón Amargo block covers approximately 100,000 acres and is adjacent to our core properties in the basin.

Under the agreement, Apco will earn a 22.5 percent non-operated net interest for funding the drilling of two exploration wells during 2010.  The primary objective of the first two wells is to investigate the Tordillo formation, the principal productive formation in our other properties in the Neuquén basin, and a secondary objective is to investigate the Vaca Muerta shale.  After drilling and completion of the first two wells, Apco will have an option to proceed to a second phase and drill two additional wells to increase our net interest to 45 percent.

The first two wells were drilled in the third quarter. Testing of the wells began in October and should be completed in the fourth quarter. We expect to spend approximately $6 million during the first phase of this agreement in 2010, and if we proceed to the second phase, we anticipate spending an additional $6 million in 2011.

Index

Shale and Tight Sands in the Neuquén Basin

In recent years, oil and gas companies operating in the Neuquén basin have been evaluating the possibility of unconventional sources for hydrocarbon production. The sub surface formations of interest comprise both shale and what is commonly referred to as “tight sands.” Apco’s interests in the Neuquén basin include exploitation concessions and exploration permits that are contiguous and comprise up to 245,000 net acres including our interest in Coirón Amargo. The formations of interest are present in all of the properties in which we participate. We are conducting technical studies to determine if any unconventional potential exists in our properties.

Austral & Northwest Basin Properties

We re-commenced development drilling in our Tierra del Fuego and Acambuco concessions in the first quarter of 2010. Since then, we have drilled ten gas wells in Tierra del Fuego, of which two were determined to be non-productive and two are awaiting completion.  In Acambuco, the Macueta 1006 well was spudded in February and is expected to be completed before the end of the year.

Colombia

In the Llanos 32 block in the Llanos basin of western Colombia, Apco and its partners completed the acquisition of 268 square kilometers, or 66,196 acres, of 3-D seismic information which commenced in December 2009.  The program is designed to cover several leads already identified by the partners.  Seismic processing is underway and is expected to be completed in the fourth quarter.  We have spent approximately $1.8 million net to Apco during 2010 for this program.  We also expect to drill two exploration wells on this block during 2011.  Recent exploration drilling results by other companies operating in the Llanos basin have been encouraging.

In the Turpial block, Apco and its partner completed a program to extend seismic coverage in the northern area of the block with 144 kilometers of 2-D seismic information. We have spent approximately $3.1 million net to Apco during 2010 for this program.  We anticipate initiating exploration drilling on the block during the second quarter of 2011.

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

During the first nine months of 2010, gradual increases in gasoline prices have enabled producers to negotiate higher oil sales prices with refiners.  The trend of increasing gasoline prices combined with tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  For the third quarter of 2010, our average realized price for our direct working interests consolidated in our operating revenues was $53.36 per barrel, compared with $44.41 in the third quarter of 2009.  The average oil sales price for our equity interests was $54.11 per barrel for the third quarter of 2010 compared with $45.22 for the same period in 2009.  We expect our Neuquén oil sales price to be at least $55 per barrel during the fourth quarter of 2010.  Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how prices will evolve beyond 2010.

Index

Results of Operations

    The following table and discussion is a summary of our consolidated results of operations for the three and nine-months ended September 30, 2010, compared with the three and nine-months ended September 30, 2009.  Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended September 30,
			$ Change	% Change
	2010	2009	from 2009*	from 2009*
	($ Amounts in Thousands)

Total operating revenues	$21,686	$19,059	$2,627	14%
Total costs and operating expenses	16,801	14,701	(2,100)	-14%
Operating income	4,885	4,358	527	12%
Investment income	3,537	3,585	(48)	-1%
Income taxes	1,827	1,615	(212)	-13%
Less: Net income attributable to noncontrolling interests	6	9	3	33%
Net income attributable to Apco	$6,589	$6,319	$270	4%

	For the Nine Months Ended September 30,
			$ Change	% Change
	2010	2009	from 2009*	from 2009*
	($ Amounts in Thousands)

Total operating revenues	$63,315	$52,134	$11,181	21%
Total costs and operating expenses	50,702	40,871	(9,831)	-24%
Operating income	12,613	11,263	1,350	12%
Investment income	11,926	10,359	1,567	15%
Income taxes	6,813	4,871	(1,942)	-40%
Less: Net income attributable to noncontrolling interests	24	20	(4)	-20%
Net income attributable to Apco	$17,702	$16,731	$971	6%

*           + = Favorable change to net income; — = Unfavorable change.

Index

Total Operating Revenues

Operating revenues for the third quarter of 2010 increased by $2.6 million, or 14 percent compared with third quarter 2009.  For the first nine months of 2010, Operating revenues were $11.2 million greater than 2009.  The following tables and discussion explain the components and variances in operating revenues.

The three and nine-month month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

Sales Volumes
Oil (bbls)	325,937	346,203	-6%	980,548	987,434	-1%
Natural Gas (mcf)	1,673,146	1,588,171	5%	4,736,340	4,281,819	11%
LPG (tons)	2,667	2,615	2%	7,556	7,024	8%
Oil, Natural Gas and LPG (boe)	636,092	641,588	-1%	1,858,607	1,783,502	4%

Average Sales Prices
Oil (per bbl)	$53.36	$44.41	20%	$51.22	$42.47	21%
Natural Gas (per mcf)	1.68	1.48	14%	1.81	1.60	13%
LPG (per ton)	270.34	239.36	13%	339.07	247.99	37%

Revenues ($ in thousands)
Oil revenues	$17,391	$15,376	13%	$50,227	$41,935	20%
Natural Gas revenues	2,813	2,354	19%	8,595	6,866	25%
LPG revenues	721	626	15%	2,562	1,742	47%
	$20,925	$18,356	14%	$61,384	$50,543	21%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2009 Sales	$15,376	$2,354	$626	$18,356
Changes due to volumes	(1,081)	143	14	(924)
Changes due to prices	3,096	316	81	3,493
2010 Sales	$17,391	$2,813	$721	$20,925

Index

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2009 Sales	$41,935	$6,866	$1,742	$50,543
Changes due to volumes	(353)	825	180	652
Changes due to prices	8,645	904	640	10,189
2010 Sales	$50,227	$8,595	$2,562	$61,384

Oil Revenues

The increase in Oil revenues during the third quarter and first nine months of 2010 is due to higher average oil sales prices, partially offset by lower oil sales volumes.  Our average oil sales prices increased by 20 percent for the quarter and 21 percent for the first nine months due to the factors previously discussed on page 16 of this report.  Oil sales volumes for the quarter and first nine months were lower than the same periods in 2009 as a major customer is in the process of selling its refinery and the new owner was temporarily unable to take physical deliveries of oil produced in September, resulting in an unfavorable variance of approximately 35,000 barrels of oil.  However, the new refinery owner has prepaid us for the oil and the advance from that customer is included in accrued liabilities in our September 30, 2010 balance sheet.  Those barrels which were in inventory at the end of the quarter will be delivered and recognized as revenues in the fourth quarter of 2010.

Total Costs and Operating Expenses

During the third quarter of 2010, Total costs and operating expenses increased by $2.1 million compared with third quarter 2009, primarily due to the following:

·
Production and lifting costs increased by $418 thousand due to greater operation and maintenance expenses related to our Neuquén and Austral basin properties.  These increases were driven by the growth in our operations and the impact of inflation in Argentina;

·
Selling and administrative expense increased by $750 thousand due to the impact of inflation in Argentina on personnel costs, severance expenses and greater overhead expenses in Argentina and Colombia;

·	Exploration expense increased by $530 thousand due to greater exploration activity including expenses related to the acquisition and processing of seismic information in Colombia.

Index

During the first nine months of 2010, Total costs and operating expenses increased by $9.8 million compared with 2009, primarily due to the following:

·
Production and lifting costs increased by $1.8 million due to greater operation and maintenance expenses related to our Neuquén and Austral basin properties. These increases were driven by the growth in our operations and the impact of inflation in Argentina;

·	Provincial production taxes increased by $1.8 million due to higher sales revenues and higher tax rates per the terms of the concession extensions in the province of Neuquén;

·
Exploration expense increased by $5.7 million due to significant exploration activity in 2010 including expenses related to the acquisition and processing of seismic information in Colombia for $4.9 million and $0.8 million in our Neuquén basin properties.  Exploration activity in the same period in 2009 was minimal.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A rates per unit and DD&A expense of oil and gas properties between the three and nine-months ended September 30, 2010 and 2009 are shown in the following table:

	Three Months Ended			%	Nine Months Ended			%
	September 30,		Change	Change	September 30,		Change	Change
	2010	2009	from 2009	from 2009	2010	2009	from 2009	from 2009

Consolidated Sales Volumes (boe)	636,092	641,588	(5,496)	-1%	1,858,607	1,783,502	75,105	4%
DD&A Rate per boe	$6.63	$6.49	$0.14	2%	$6.50	$6.62	$(0.12)	-2%
DD&A Expense (In thousands)	$4,216	$4,162	$54	1%	$12,079	$11,814	$265	2%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and rates between the three and nine-months ended September 30, 2010 and 2009.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(In thousands)

2009 DD&A	$4,162	$11,814
Changes due to volumes	(36)	488
Changes due to rates	90	(223)
2010 DD&A	$4,216	$12,079

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

Index

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, various factors have contributed to our experiencing a lower weighted average DD&A rate since the second half of 2009, including receiving concession extensions for certain of our properties in the Neuquén basin, an increased proportion of sales volumes on a barrel of oil equivalent basis from our Tierra del Fuego concessions which have a lower DD&A rate than our Neuquén basin properties, and increased proved reserves from successful drilling in our Neuquén basin properties.  These factors resulted in a decrease of $223 thousand in DD&A expense for oil and gas properties during the first nine months of 2010 compared with the same period in 2009.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we would expect to experience a favorable effect on future DD&A rates.

Investment Income

Total investment income was flat for the third quarter but increased by $1.6 million for the first nine months of 2010 compared with 2009 due to greater Equity income from Argentine investments.  The increase in our equity income for the first nine months of 2010 is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is a result of greater revenues driven by higher oil, natural gas and LPG average sales prices.  Petrolera’s revenues and net income for the third quarter and first nine months of 2010 were negatively impacted by the inability to deliver oil to the same customer that was unable to take physical delivery of Apco’s oil production volumes (see discussion of Oil Revenues on page 19).

Income Taxes

Income taxes increased by $212 thousand in the third quarter and $1.9 million for the first nine months of 2010 compared with the same periods in 2009.  Our Income taxes increased in the third quarter and the first nine months of 2010 compared with 2009 in direct relation to our increase in pre-tax income in Argentina.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion of income taxes.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:
	Periods Ending September 30,
	Three Months		Nine Months

	2010	2009	2010	2009

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	325,937	346,203	980,548	987,434
Gas (mcf)	1,673,146	1,588,171	4,736,340	4,281,819
LPG (tons)	2,667	2,615	7,556	7,024
Barrels of oil equivalent (boe)	636,092	641,588	1,858,607	1,783,502
Equity interests (3)
Crude oil and condensate (bbls)	351,932	376,797	1,123,737	1,128,415
Gas (mcf)	631,557	481,489	1,686,345	1,422,564
LPG (tons)	2,529	2,713	7,591	7,801
Barrels of oil equivalent (boe)	486,875	488,878	1,493,875	1,457,058
Total volumes
Crude oil and condensate (bbls)	677,869	722,999	2,104,286	2,115,849
Gas (mcf)	2,304,703	2,069,661	6,422,685	5,704,382
LPG (tons)	5,197	5,328	15,147	14,826
Barrels of oil equivalent (boe)	1,122,968	1,130,466	3,352,482	3,240,560

Total volumes by basin
Neuquén	862,055	865,601	2,645,036	2,579,848
Austral	198,957	196,701	524,826	460,237
Others	61,956	68,165	182,621	200,475
Barrels of oil equivalent (boe)	1,122,968	1,130,466	3,352,482	3,240,560

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$53.36	$44.41	$51.22	$42.47
Gas (per mcf)	1.68	1.48	1.81	1.60
LPG (per ton)	270.34	239.36	339.07	247.99
Equity interests (3)
Oil (per bbl)	$54.11	$45.22	$51.61	$43.09
Gas (per mcf)	1.00	1.01	1.47	1.60
LPG (per ton)	278.37	210.85	350.15	238.76

Average Production Costs per BOE (2):
Production and lifting cost	$7.68	$6.97	$6.84	$6.11
Provincial production tax	$4.12	$3.54	$4.18	$3.37
DD&A	$6.63	$6.49	$6.50	$6.62

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

Index

Financial Condition

Outlook

As previously discussed, the price of WTI crude oil and oil price realizations in Argentina have been on a steady upward trend since first quarter 2009, reaching an average price of $53.74 per barrel in September 2010.  For the remainder of 2010, operating results and cash flows from operations should be greater than 2009 levels as oil prices are expected to continue their gradual increase through the end of the year. Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve beyond 2010.

Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Because of higher product prices, changes in capital spending projections and Petrolera’s current schedule of debt and interest payments, we have received more dividends from Petrolera in 2010 than in 2009.

Although capital expenditures during the first nine months of 2010 were $24 million, with increased activity planned in the remainder of the year we currently estimate capital expenditures net to our direct working interests will total approximately $38 million in 2010.  We expect to fund these investments with cash on hand and cash flows from operations. We will continue to monitor our capital programs and the quarterly shareholder dividend as necessary to provide Apco with the financial resources and liquidity needed to continue development drilling in its core properties over the long-term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities.

With a cash balance at September 30, 2010, of $35 million, or 14 percent of total assets, no bank debt, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business for the foreseeable future.

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

Index

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash	Nine Months Ended September 30,
	2010	2009
	(Thousands)
Net cash provided (used) by:
Operating activities	$28,360	$21,536
Investing activities	(23,977)	(17,025)
Financing activities	(1,781)	(3,755)
Increase in cash and cash equivalents	$2,602	$756

Operating Activities

Our net cash provided by operating activities totaled $28.4 million for the nine months ended September 30, 2010, compared with $21.5 million during the same period in 2009. The increase in cash provided by operating activities is primarily a result of greater dividends from Argentine investments.

Investing Activities

During the first nine months of 2010, capital expenditures totaled $24 million, most of which was invested in development drilling in our Neuquén and Austral basin properties, compared with $13 million in 2009.  Additionally in 2009, $4 million was invested as collateral for a letter of credit for investments in Colombia.

Financing Activities

During the first nine months of 2010, $1.8 million of dividends was paid to shareholders and non-controlling interests compared with $3.8 million in 2009.

Contractual Obligations

As described elsewhere in this report, in mid-2010, we were awarded an exploration block through a public bidding process in Colombia.  As a result, we anticipate spending between $15 and $20 million net to Apco over a three-year period to fulfill the exploration work commitments of this block. We expect exploration activities and expenditures to begin in early 2011.

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

Foreign Currency and Operations Risk

The majority of the Company’s operations and all of its current production is located in Argentina which has had a history of high levels of inflation and resultant currency devaluation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  Since 2003, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last few years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2009, the peso to US dollar exchange rate was 3.80:1. At September 30, 2010, the exchange rate was 3.96:1.

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

In October 2010, the former president of Argentina, Nestor Kirchner, passed away.  Former president Kirchner had remained very involved in the political environment alongside his wife and current president, Cristina Kirchner, since she was elected in 2007.  Presidential elections are currently scheduled for the fall of 2011.

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

Third Quarter 2010 Changes in Internal Controls

There have been no changes during the third-quarter 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

November 5, 2010

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