Form 10-K
period 2010-12-31
APCO OIL & GAS INTERNATIONAL INC
filed 2011-03-10
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
        The NASDAQ Capital Market)
Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No☒

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $214,873,124. This value was computed by reference to the closing price of the registrant’s shares on such date. Since the registrant’s shares trade sporadically in The NASDAQ Capital Market, the bid and asked prices and the aggregate market value of shares held by non-affiliates based thereon may not necessarily be representative of the actual market value. Please read Item 5 for more information.

As of March 3, 2011 there were 29,441,240 shares of the registrant’s ordinary shares outstanding.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None

APCO OIL AND GAS INTERNATIONAL INC.
FORM 10-K

	PART I
		Page No.
Items 1 and 2.	Business and Properties	1

Item 1A.	Forward Looking Statements/Risk Factors and Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	17
	Risk Factors

Item 1B.	Unresolved Staff Comments	30

Item 3.	Legal Proceedings	30

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31

Item 6.	Selected Financial Data	33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 8.	Financial Statements and Supplementary Data	51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78

Item 9A.	Controls and Procedures	78

Item 9B.	Other Information	78

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	79

Item 11.	Executive Compensation	83

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85

Item 13.	Certain Relationships and Related Transactions, and Director Independence	87

Item 14.	Principal Accounting Fees and Services	89

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	90

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

Apco is an international oil and gas exploration and production company with a focus on South America. Exploration and production will be referred to as “E&P” in this document. Apco began E&P activities in Argentina in the late 1960s and it entered Colombia in 2009.  As of December 31, 2010, Apco had interests in eight oil and gas producing concessions and two exploration permits in Argentina, and three exploration and production contracts in Colombia. Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

On February 16, 2011,  Williams announced that its Board of Directors approved pursuing a plan to separate Williams into two standalone, publicly traded corporations. The plan calls for the separation of its exploration and production business via an initial public offering in 2011 of up to 20 percent of a corporation holding that business ("New E&P") and, in 2012, a spin-off to Williams’ shareholders of its remaining interest in New E&P.  Williams stated its intention to include its interest in Apco in New E&P.  Williams retains the discretion to determine whether and when to execute the spinoff.

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

In Argentina, we are active in four of the five principal producing basins in the country. Our core assets are located in the Neuquén basin in the provinces of Río Negro and Neuquén in southwestern Argentina, where Apco has been active for more than 40 years.  In 2009, we expanded our E&P activities into Colombia where we have interests in three exploration blocks.

In general, we conduct our E&P operations in our concessions through participation in various joint venture partnerships.  We also have a significant equity interest in combination with our direct working interest in our core properties.  The following table details the areas and basins where we have E&P operations and our respective direct working and equity interests in those areas:

				Interest
Area	Basin	Province	Country	Working	Equity (1)	Combined
Entre Lomas	Neuquén	Neuquén / Río Negro	Argentina	23.00%	29.85%	52.85%
Bajada del Palo	Neuquén	Neuquén	Argentina	23.00%	29.85%	52.85%
Charco del Palenque	Neuquén	Río Negro	Argentina	23.00%	29.85%	52.85%
Agua Amarga	Neuquén	Río Negro	Argentina	23.00%	29.85%	52.85%
Coirón Amargo	Neuquén	Neuquén	Argentina	45.00%	-
Acambuco	Northwest	Salta	Argentina	1.50%	-
Río Cullen	Austral	Tierra del Fuego	Argentina	25.78%	-
Las Violetas	Austral	Tierra del Fuego	Argentina	25.78%	-
Angostura	Austral	Tierra del Fuego	Argentina	25.78%	-
Sur Río Deseado Este (2)	San Jorge	Santa Cruz	Argentina	16.94%	-
Llanos 32	Llanos	Casanare	Colombia	20.00%	-
Turpial	Middle Magdalena	Boyaca / Antioquia	Colombia	50.00%	-
Llanos 40	Llanos	Casanare	Colombia	50.00%	-

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

(2)
In the Sur Río Deseado Este concession our 16.94 percent working interest is in an exploitation area with limited oil production and we have an 88 percent working interest in an exploratory area in the northern sector of the concession.

Oil and Gas Producing Activities

All of our production and reserves are located in Argentina as of December 31, 2010. Our core properties in the Neuquén basin predominantly produce crude oil and associated natural gas.  Our other properties in the Northwest and Austral basins predominantly produce natural gas and condensate.  On a barrel of oil equivalent basis, 59 percent of our combined consolidated and equity proved reserves are oil and condensate and 41 percent are natural gas as of December 31, 2010.

Our current portfolio of reserves provides us with strong capital investment opportunities for several years into the future. Our goal is to drill existing proved undeveloped reserves, which comprise 38 percent of our total proved reserves, and also drill in unproven areas as a result of exploration and/or field extension drilling to add to our proved reserves and replace as much of the current year’s production as possible. In recent years, we have complemented our development projects in Argentina by increasing exploration activities and this year by adding a third exploration block in Colombia.

Oil and Natural Gas Reserves

Summary of Proved Oil and Natural Gas Reserves as of December 31, 2010
Based on Average 2010 Prices and Costs

	Oil (Mbbls) (1)			Natural Gas (Bcf) (2)			Total Proved (Mboe) (3)
	Interests			Interests			Interests
	Consolidated	Equity	Combined	Consolidated	Equity	Combined	Consolidated	Equity	Combined

Proved Developed	7,747	8,878	16,625	39.8	27.9	67.7	14,380	13,528	27,908
Proved Undeveloped	4,961	5,551	10,512	24.8	20.3	45.1	9,095	8,934	18,029
Total Proved (4)	12,708	14,429	27,137	64.6	48.2	112.8	23,475	22,462	45,937

(1)
Volumes presented in the above table have not been reduced by the provincial production tax that is paid separately and is accounted for as an expense by Apco. For natural gas, the provincial production tax is paid on volumes sold to customers, but not on natural gas consumed in operations.  Our effective tax rate is approximately 12 percent.

(2)
A portion of our natural gas reserves are consumed in field operations.  The volume of natural gas reserves for 2010 estimated to be consumed in field operations included as proved natural gas reserves within our consolidated interests are14.8 Bcf and 16.6 Bcf for our equity interests, or an oil-equivalent combined amount of 5,237 Mboe.

(3)	Natural gas is converted to oil-equivalent at six Bcf to one million barrels.
(4)	All of our reserves are in Argentina as of December 31, 2010.

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

Approximately 96 percent of our total year-end 2010 proved reserves estimates on a barrel of equivalent basis were audited by Ralph E. Davis Associates, Inc. (“Davis”).  When compared on a well-by-well basis, some of our estimates were greater and some were less than the estimates of Davis. Any differences were discussed and resolved.  In the opinion of Davis, the estimates of our proved reserves are in the aggregate reasonable by basin and total and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles. These principles are set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Davis is satisfied with our methods and procedures in preparing the December 31, 2010 reserves estimates and saw nothing of an unusual nature that would cause Davis to take exception with the estimates, in the aggregate, as prepared by us. Reserves estimates related to our properties in the Northwest basin of Argentina represent approximately four percent of our total proved reserves and were audited by RPS Energy. These reports are included as exhibits to this Form 10-K.

The engineer primarily responsible for overseeing preparation of the reserves estimates and the third party reserves audit is our Manager of Engineering.  The Manager’s qualifications include over 20 years of reserves evaluation experience, a Ph.D in Petroleum Engineering from the University of New Mexico at Socorro, New Mexico and a B.S. in Petroleum Engineering from the University of Buenos Aires, Argentina.

Proved Undeveloped Reserves

Apco’s proved undeveloped reserves for its combined interests as of December 31, 2010 are 18.0 Mmboe, an increase from 15.9 Mmboe as of December 31, 2009.  The largest component of the increase is successful development and exploration drilling.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled by 2016; 21 percent of these locations are expected to be drilled in 2011.  For many years, Apco has enjoyed a track record of success converting proved undeveloped reserves to proved producing reserves as we have drilled and put on production undeveloped locations, including both step-out and in-fill wells, with a greater than 90 percent success rate. Historically, all of our drilling investments have been financed by internally generated cash flows and cash reserves. During 2010, 3 Mmboe, or 19 percent of our net proved undeveloped reserves as of December 31, 2009, were converted to proved developed reserves.

Oil and Natural Gas Properties, Wells, Operations, and Acreage

The following table sets forth our productive oil and gas wells and our developed acreage assignable to such wells as of December 31, 2010. We use the terms “gross” to refer to all wells or acreage in which we have a working interest and “net” to refer to our ownership represented by that working interest.  Because of our significant equity interest in our core areas, we also include our share of our equity investee’s net interests.

	Productive Wells

	Oil			Gas			Developed Acreage

	Gross	Net	Equity	Gross	Net	Equity	Gross	Net	Equity	Combined

Neuquén basin	517	119	154	41	9	12	50,074	11,517	14,947	26,464
Austral basin	76	20	-	30	8	-	11,641	3,001	-	3,001
Northwest basin	3	-	-	6	-	-	10,759	161	-	161
Total Argentina	596	139	154	77	17	12	72,474	14,679	14,947	29,626

At December 31, 2010, we held the following undeveloped acreage in Argentina and Colombia:

	Undeveloped Acreage

	Gross Acres	Net	Equity	Combined

Neuquén basin	437,555	122,638	100,760	223,398
Austral basin	455,448	117,415	-	117,415
Northwest basin	282,862	4,243	-	4,243
San Jorge basin	75,582	57,743	-	57,743
Total Argentina	1,251,447	302,039	100,760	402,799
Colombia	374,363	153,862	-	153,862
Total Company	1,625,810	455,901	100,760	556,661

Our Neuquén basin properties have various concession terms that currently end between 2016 and 2034.  Approximately 38% of our undeveloped acreage in our Neuquén basin properties is subject to exploration permits that expire in 2011, although the permits can be extended various times in exchange for relinquishing certain amounts of the acreage and making additional investment commitments.  We expect to extend the terms of our permits. Our properties in the Austral, San Jorge and Northwest basins currently have concession terms which end on dates ranging from 2016 to 2036.  Apco and its operating partners will attempt to secure the ten-year extensions from the respective provinces for all of our Argentine concessions for which such extensions have not yet been negotiated. Our acreage in Colombia is held under exploration and production contracts that expire in 2012 and 2014, unless commercial quantities of hydrocarbons are found, in which case a 24-year exploitation period would be granted.

Neuquén Basin Properties

Since 1968, Apco has participated in a joint venture partnership with two Argentine companies, Petrolera and Petrobras Argentina S.A. (“Petrobras Argentina”), formerly Petrobras Energía S.A. and Pecom Energía S.A. The purpose of the joint venture is the exploration and development of the Entre Lomas oil and gas concession in the provinces of Río Negro and Neuquén in southwest Argentina. In 2007, the partners created two new joint ventures consisting of the same partners with the same interests in order to expand operations into two areas adjacent to Entre Lomas, the Agua Amarga exploration permit in the province of Río Negro, and the Bajada del Palo concession in the province of Neuquén. In 2009, a portion of the Agua Amarga permit was converted to a 25-year exploitation concession called Charco del Palenque.

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

The partners' interests in the above mentioned joint ventures as of December 31, 2010 are as follows:

Petrolera (Operator)	73.15%
Apco	23.00%
Petrobras Argentina	3.85%
100.00%

In addition to its direct participation interest, Apco owns an effective 29.85 percent equity interest in the areas through its stock ownership in Petrolera, which holds a 73.15 percent direct interest in each of the properties. Our 23 percent direct participation interest combined with our 29.85 percent equity interest gives Apco an effective 52.85 percent interest in all of the properties operated by Petrolera.

Petrolera Entre Lomas S.A.

Petrolera is an Argentine company with administrative offices in Buenos Aires and Neuquén and a field office with technical staff located on the Entre Lomas concession.  Petrolera has been a partner in the Entre Lomas joint venture since its inception. As of December 31, 2010, Petrolera had 107 employees.  The shareholders of Petrolera and their ownership percentages are as follows:

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

The Entre Lomas concession has a primary term of 25 years that expires in the year 2016 with an option to extend for an additional ten-year period based on terms to be agreed with the government.  In 2009, the concession contract for the portion of the Entre Lomas concession located in the Neuquén province was extended to January 2026.  This extension agreement does not apply to the portion of the Entre Lomas concession located in Río Negro. The formal process to negotiate the extension with the provincial government of Río Negro began in 2010, and we expect to finish those negotiations in 2011.

Bajada del Palo Concession

The Bajada del Palo concession has a total surface area of approximately 111,000 acres.  It is located in the province of Neuquén immediately to the southwest of the Entre Lomas concession and to the northwest of the Agua Amarga area.  The primary target formations in Bajada del Palo are the same as those that have been developed and produced in Entre Lomas.  In 2009, the Bajada del Palo concession term was extended to September 2025.

Agua Amarga and Charco del Palenque

The Agua Amarga exploration area was awarded to Petrolera by the province of Río Negro in 2007. The property has a total surface area of approximately 95,000 acres and is located immediately to the southeast of the Entre Lomas concession. The terms of the exploration permit include a work commitment for the acquisition of three dimensional (“3D”) seismic information and exploration drilling.  The first exploration period was scheduled to end in May 2010 and was extended for one year until May 2011.  The completion of our work commitments and additional activities executed in the area has enabled us to request an additional one-year extension.  If granted, the first exploration period would end on May 2012.  At the end of the term of the exploration permit, the balance of the acreage that has not been converted to an exploitation concession will be subject to relinquishment, or we can elect to enter another exploration period in exchange for additional work commitments.

In 2009, a portion of the Agua Amarga area covering approximately 18,000 acres was converted to an exploitation concession called Charco del Palenque with a 25-year term and a five-year optional extension period.

In 2010, we drilled a discovery well on the Jarilla Quemada prospect located on the far eastern portion of the Agua Amarga permit.  This well will require a long-term test to evaluate its natural gas potential from the Tordillo formation.  We will also plan to evaluate its potential from the deeper Molles formation.  The well has been put on production as an oil producer from the Quintuco formation.

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

Since 2005, on the basis of interpretation of 3D seismic, 17 lower risk wells have been drilled in our three blocks on structural closures or fault traps away from principal producing structures. All wells drilled were oil discoveries and have been completed and put on production. The structures on which these wells have been drilled are limited in size compared with the principal producing fields in Entre Lomas and do not present development opportunities of more than a few wells. The geologic model utilized for identifying fault traps in the southeast region of the Entre Lomas concession has proven to be an excellent predictor of trapped hydrocarbons. The acquisitions of both the Agua Amarga exploration permit and the Bajada del Palo concession were in part based on the interpretation that the trend of faults that have been identified in the southeast region of the Entre Lomas concession continues into both the Agua Amarga and Bajada del Palo areas, and has since resulted in proved reserve additions due to successful exploration and subsequent development drilling.

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

Environment and Occupational Health

The Argentine Department of Energy and the government of the provinces in which oil and gas producing concessions are located have environmental control policies and regulations that must be adhered to when conducting oil and gas exploration and exploitation activities.  In response to these requirements, Petrolera implemented and maintains an Environmental Management System needed to comply with ISO 14001: 2004 environmental standards, and OHSAS 18001: 2007 to achieve occupational safety and health standards.  This system encompasses all of the properties that it operates.  Independent party audits are conducted annually to assure that Petrolera’s certifications remain in full force.  Other complementary activities related to environment, safety and health are performed in addition to the standards required by the local governing authorities to improve the system.

Northwest Basin Properties

Acambuco Concession

Apco holds a 1.5 percent non-operated interest in the Acambuco concession located in the province of Salta in northwest Argentina on the border with Bolivia. The concession covers an area of 294,000 acres, and is one of the largest gas producing concessions in Argentina. There are two producing fields in this concession, the San Pedrito and Macueta fields, that produce primarily from the Huamampampa formation, which is a deep fractured quartzite with substantial natural gas reserves in this basin and in southern Bolivia. In Acambuco the Huamampampa is found at depths in excess of 14,000 feet. The concession term expires in 2036.

Acambuco is situated in an area where drilling is difficult and costly because of the depths of the primary objectives and extreme formation pressures encountered during drilling that significantly increase the risk of mechanical problems during drilling. Wells drilled to the Huamampampa formation in the Acambuco concession have generally required one year to drill with total costs for drilling and completion ranging from $50 to $70 million.

The operator of the Acambuco joint venture is Pan American Energy Investments L.L.C. (“PAE”) which holds a 52 percent interest.  The remaining interests are held by three other partners, including a subsidiary of Williams, Northwest Argentina Corporation, which holds a 1.5 percent interest.

Austral Basin Properties

Apco holds a 25.78 percent non-operated interest in a joint venture engaged in E&P activities in three concessions located on the island of Tierra del Fuego. The operator of the concessions is ROCH S.A., a privately owned Argentine oil and gas company.

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

The concessions cover a total surface area of approximately 467,000 gross acres, or 120,000 acres net to Apco. Each of the concessions extends three kilometers offshore with their eastern boundaries paralleling the coastline. The most developed of the three concessions is the Las Violetas concession which is the largest onshore concession on the Argentine side of the island of Tierra del Fuego.  The concessions have terms of 25 years that expire in 2016 with an option to extend the concessions for an additional ten-year period based on terms to be agreed with the government.  In February 2011, the province of Tierra del Fuego commenced concession extension negotiations with producers on the island.

Operations in the TDF concessions are exempt from Argentine federal income taxes pursuant to Argentine law. This exemption is in effect until the year 2023.

San Jorge Basin Properties

In the San Jorge basin, our areas are more prospective and exploratory in nature.  In the Sur Río Deseado Este concession in the province of Santa Cruz we have a 16.94 percent working interest in an exploitation area with limited oil production and an 88 percent working interest in an exploratory area in the northern sector of the concession. We sold our interest in the Cañadón Ramirez concession at the end of 2010.

Colombia - Overview

In 2008, a subsidiary of Apco, Apco Properties Ltd., opened a branch in Colombia, Apco Properties Sucursal de Colombia.  We retained a legal representative in Colombia, and began searching for investment opportunities in the country.  During 2009, Apco entered farm-in agreements to obtain significant interests in two exploration and production contracts in the Llanos and Middle Magdalena basins.  In 2010, Apco added a third block through a public bidding process.  Apco now has interests in approximately 374,000 gross acres.

Llanos Basin

In July 2009, Apco entered into a farm-in agreement to earn a 20 percent interest in the Llanos 32 exploration and production contract (“Llanos 32”).  The Llanos 32 block covers approximately 100,000 acres in the Llanos basin of western Colombia.  Apco agreed to fund approximately $5.8 million - or 27 percent - of exploration activities during a three-year period ending in early 2012 to earn its 20 percent working interest.  The farm-in was approved by the Colombia National Hydrocarbons Agency (the “ANH”) in early 2010.

The work commitments associated with Llanos 32 include the acquisition of at least 200 square kilometers of 3D seismic and the drilling of at least two exploration wells.  In 2010 Apco and its partners acquired 260 square kilometers of 3D seismic information.  We expect to commence drilling activities during 2011.

In 2010, Apco and Ramshorn International Limited (“Ramshorn”), a subsidiary of Nabors Drilling, were awarded the Llanos 40 block in the 2010 licensing round.  We will hold a 50 percent working interest in the block and Ramshorn will also hold 50 percent and will be the operator.  The block will be governed by an exploration and production contract executed with the ANH.  One of the requirements of the contract is to issue a letter of credit to guarantee the contract’s work commitments.  We anticipate issuing a $5.5 million letter of credit net to Apco in the first quarter of 2011 and collateralizing it with cash.

The Llanos 40 block covers approximately 163,000 acres and is approximately 175 kilometers to the northeast of the Llanos 32 block.  Our three-year first phase exploration work commitments will include seismic reprocessing, acquisition of 300 square kilometers, or approximately 74,000 acres, of 3D seismic and drilling of four exploration wells.  We anticipate spending between $15 and $20 million net to Apco for these work commitments over a three-year period.  We expect exploration activities and expenditures to begin in 2011.

Middle Magdalena Basin

In December 2009, Apco entered into a farm-in agreement with Petrolifera Petroleum (Colombia) Limited to earn a 50 percent working interest in the Turpial Exploration and Production Contract “Turpial."  Petrolifera is the operator.  In January of 2011, Petrolifera announced an agreement to sell its company to Gran Tierra Energy, an established Colombian exploration and production company.  The sale is expected to close in March of 2011.

Turpial covers approximately 111,000 acres of underexplored area between the Velazquez and Cocorna oil fields in the Middle Magdalena basin.  Under the farm-in agreement Apco paid $2.6 million and agreed to carry second-phase expenditures up to $1.9 million in order to earn its working interest.

The operator acquired Turpial in 2008 agreeing to a six year exploration term.  During the completion of its first-phase obligations, 120 square kilometers of 3D seismic and 37 kilometers of 2D seismic were acquired. The operator elected to enter the second phase and agreed to acquire an additional 114 kilometers of 2D seismic which was completed in 2010.  During 2010, the partners agreed to enter a third phase and committed to drill an exploration well in 2011.  Each additional phase will be at the election of the parties and will require the drilling of one exploration well.  Should the parties declare commerciality, the contract allows for a 24 year exploitation period.

Oil and Natural Gas Production, Prices and Costs

The table below summarizes total sales volumes, prices and production costs per unit for our consolidated interests and sales volumes and prices for our equity interests for the periods presented:

	For the Years Ended December 31,
	2010		2009		2008
Sales Volumes (1, 2, 3):
Consolidated interests
Crude oil and condensate (bbls)	1,338,195		1,330,020		1,218,896
Natural gas (mcf)	6,306,883		5,849,497		4,850,144
LPG (tons)	9,893		10,097		8,734
Barrels of oil equivalent (boe)	2,505,438	55%	2,423,425	55%	2,129,747	54%
Equity interests
Crude oil and condensate (bbls)	1,549,396		1,533,828		1,417,203
Natural gas (mcf)	2,325,353		1,900,786		1,882,529
LPG (tons)	10,048		10,420		9,581
Barrels of oil equivalent (boe)	2,054,864	45%	1,972,900	45%	1,843,388	46%
Total volumes
Crude oil and condensate (bbls)	2,887,591		2,863,848		2,636,099
Natural gas (mcf)	8,632,236		7,750,283		6,732,673
LPG (tons)	19,941		20,517		18,315
Barrels of oil equivalent (boe)	4,560,302	100%	4,396,325	100%	3,973,134	100%

Total volumes by basin
Neuquén	3,641,439	80%	3,493,189	80%	3,263,878	82%
Austral	685,763	15%	635,193	14%	409,865	10%
Others	233,100	5%	267,943	6%	299,391	8%
Barrels of oil equivalent (boe)	4,560,302	100%	4,396,325	100%	3,973,134	100%

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$52.22		$43.46		$46.09
Natural gas (per mcf)	1.90		1.70		1.46
LPG (per ton)	346.61		264.33		490.27
Equity interests
Oil (per bbl)	$52.54		$44.04		$46.70
Natural gas (per mcf)	1.75		1.52		1.35
LPG (per ton)	358.83		273.02		468.94

Average Production Costs (4) per Boe:
Production and lifting cost	$7.71		$6.19		$7.43
Provincial production tax	4.04		3.52		3.73
DD&A	6.71		6.35		6.22

(1)
Volumes presented in the above table represent those sold to customers and have not been reduced by provincial production tax that is paid separately and is accounted for as an expense by Apco. Our effective tax rate is approximately 12 percent.

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

	2010			2009			2008
	Gross	Net Consolidated	Net Equity	Gross	Net Consolidated	Net Equity	Gross	Net Consolidated	Net Equity

Development:
Productive	39.0	9.2	9.3	26.0	6.0	7.8	55.0	13.0	12.8
Non-Productive	3.0	0.7	0.3	0.0	0.0	0.0	6.0	1.5	0.0
Total	42.0	9.9	9.6	26.0	6.0	7.8	61.0	14.5	12.8

Exploratory:
Productive	3.0	0.7	0.3	6.0	1.4	1.8	7.0	1.6	1.8
Non-Productive	0.0	0.0	0.0	0.0	0.0	0.0	4.0	1.1	0.0
Total	3.0	0.7	0.3	6.0	1.4	1.8	11.0	2.7	1.8

Total:
Productive	42.0	9.9	9.6	32.0	7.4	9.6	62.0	14.6	14.6
Non-Productive	3.0	0.7	0.3	0.0	0.0	0.0	10.0	2.6	0.0
Total	45.0	10.6	9.9	32.0	7.4	9.6	72.0	17.2	14.6

Present Activities

At December 31, 2010, we had five gross development wells and one exploration well (1.4 net consolidated 1.8 net equity) in various stages of drilling or completion.

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

A concession granted by the government gives the concession holders, or the joint venture partners, ownership of hydrocarbons at the moment they are produced through the wellhead. Under this arrangement, the concession holders have the right to freely sell produced hydrocarbons, and have authority over operations including exploration and development plans. Concessions generally have a term of 25 years which can be extended for 10 years based on terms to be agreed with the government. Throughout the term of their concessions, the partners are subject to provincial production taxes, turnover taxes, and federal income taxes. These tax rates are fixed by law and are currently 12 to 18.5 percent, two percent, and 35 percent, respectively. Subsequent to the transfer of ownership and administrative rights over hydrocarbon deposits to the provinces, provincial governments have sometimes required higher provincial production tax rates or a net profit interest in blocks awarded by the provinces or in concessions that have been granted the 10-year extension.

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

MARKETING

Oil Markets

Crude oil produced in the Entre Lomas region of the Neuquén basin is referred to as Medanito crude oil, a high quality oil generally in strong demand among Argentine refiners for subsequent distribution in the domestic market. During 2010, all of the oil produced in our Neuquén basin properties was sold to Argentine refiners. Production from our Neuquén basin properties is transported to Puerto Rosales, a major industrial port in southern Buenos Aires Province through the Oleoductos del Valle S.A. (“Oldelval”) pipeline system.

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

A description of our major customers over the last three years is in Note 5 of Notes to Consolidated Financial Statements.  As can be seen in Note 5, Petrobras Argentina has been a major customer of us over the past several years.  However, although our oil sales have historically depended on a relatively limited group of customers, we do not believe that the loss of Petrobras Argentina as a customer would have a material adverse effect on the Company.  As previously discussed, crude oil produced in the Entre Lomas region of the Neuquén basin, referred to as Medanito crude oil, is a high quality oil generally in strong demand among Argentine refiners.  Our crude oil production can be marketed to other refiners or exported, but we have sold a significant amount of our production to Petrobras Argentina over the past several years as we have been able to negotiate competitive prices with that particular customer.

For a full discussion about our oil sales prices, please read the information under the caption “Overview of 2010 – Oil and Natural Gas Marketing” in the Management’s Discussion and Analysis (MD&A) section of this report.  Additional discussion about the reduced net backs is included in Item 1A. “Risk Factors – Risks Associated with Operations in Argentina,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk.”

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

Natural gas production from the TDF concessions has been primarily sold under contract to industrial and residential markets in the island of Tierra del Fuego. When purchased, the TDF concessions were equipped with internal gathering lines, pipeline, gas treatment plant, and the San Luis LPG plant located in the Las Violetas concession that produces propane and butane that is exported and sold domestically under contract. In 2008, our joint venture’s production facilities were connected directly to the San Martín pipeline, giving us a physical outlet for transportation of gas from the island of Tierra del Fuego to continental Argentina, where higher prices are being realized.

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

Argentina currently suffers from a shortage of natural gas and has to import natural gas from neighboring Bolivia and import high-priced LNG while Argentine producers are supplying domestic consumers with domestic production at prices significantly below those paid for imported natural gas. Subsidizing these high priced imports is a significant drain on the government’s finances. Hence, natural gas production in Argentina can readily be marketed either by contract or on the spot market because it is a highly a sought after commodity both for residential use and to drive industry and the country’s economy.  For further discussion of natural gas prices and the Argentine government’s regulation of the supply of natural gas in the domestic market in Argentina, please see the information under the caption “Overview of 2010 – Oil and Natural Gas Marketing” in the MD&A section of this report.

EMPLOYEES

At March 2, 2011, the Company had 22 full-time employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company is a Cayman Islands company with executive offices located in Tulsa, Oklahoma, a branch office located in Buenos Aires, Argentina and a branch office in Bogota, Colombia.  All of the Company’s production and reserves are currently generated in Argentina.

The Company presently has no operating revenues in either the Cayman Islands or the United States.  Because all of the Company’s operating revenues are generated in Argentina, all of its products are sold either domestically in Argentina, or exported from Argentina to neighboring countries.  Refer to Note 5 of Notes to Consolidated Financial Statements for a description of sales during the last three years to customers that constitute greater than ten percent of total operating revenues.

With the exception of cash and cash equivalents deposited in banks in the Cayman Islands and the Bahamas, a bank account in Tulsa, Oklahoma and furniture and equipment in its executive offices, all of the Company’s productive assets are located in Argentina and Colombia.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

·	Amounts and nature of future capital expenditures;

·	Volumes of future oil, gas and LPG production;

·	Expansion and growth of our business and operations;

·	Financial condition and liquidity;

·	Business strategy;

·	Estimates of proved oil and gas reserves;

·	Reserve potential;

·	Development drilling potential;

·	Cash flow from operations or results of operations;

·	Seasonality of natural gas demand; and

·	Oil and natural gas prices and demand for those products.

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

·
Costs of, changes in, or the results of laws, government regulations (including climate change legislation and/or potential additional regulation of drilling and completion of wells), environmental liabilities and litigation;

·	Political conditions in Argentina, Colombia and other parts of the world;

·	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

·	Risks related to strategy and financing, including restrictions stemming from our proposed loan agreement and the availability and cost of credit;

·	Risks associated with future weather conditions, volcanic activity and earthquakes;

·	Acts of terrorism; and

·	Additional risks described in our filings with the SEC.

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

RISK FACTORS

You should carefully consider the following risk factors in addition to the other information in this report.  Each of these factors could adversely affect our business, operating results, and financial condition as well as adversely affect the value of an investment in our securities.

Risks Inherent to the Company’s Industry and Business

Significant capital expenditures are required to replace our reserves.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations and cash on hand. Future cash flows are subject to a number of variables, including the level of production from existing wells, prices of oil and natural gas, and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may not be able to access bank debt, issue debt or equity securities or access other methods of financing on an economic basis to meet our capital expenditure budget.  As a result, our capital expenditure plans may have to be adjusted.

Failure to replace reserves may negatively affect our business.

The growth of our business depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable.  Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both.  We may not be able to find, develop or acquire additional reserves on an economical basis.  If oil or natural gas prices increase, our costs for additional reserves would also increase, conversely if oil or natural gas prices decrease, it could make it more difficult to fund the replacement of our reserves.

Exploration and development drilling may not result in commercially productive reserves.

Our past success rate for drilling projects should not be considered a predictor of future commercial success.  We do not always encounter commercially productive reservoirs through our drilling operations. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells.  The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

·	Increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment, skilled labor, capital or transportation;

·	Unexpected drilling conditions or problems;

·	Regulations and regulatory approvals;

·	Changes or anticipated changes in energy prices; and

·	Compliance with environmental and other governmental requirements.

Estimating reserves and future net revenues involves uncertainties. Negative revisions to reserve estimates, oil and natural gas prices or assumptions of future oil and natural gas prices may lead to decreased earnings, losses, or impairment of oil and gas assets.

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

Quantities of proved reserves are estimated based on economic conditions in existence during the period of assessment. Changes to oil and natural gas prices in the markets for such commodities may have the impact of shortening the economic lives of certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, which reduces proved property reserve estimates.

If negative revisions in the estimated quantities of proved reserves were to occur, it would have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher depreciation, depletion and amortization expense. These revisions, as well as revisions in the assumption of future cash flows of these reserves, may also be sufficient to trigger impairment losses on certain properties which would result in a non-cash charge to earnings. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost reserves.

Our operations are subject to operational hazards and unforeseen interruptions for which they may not be adequately insured.

Our operations are subject to all the risks and hazards typically associated with the development and exploration for, and the production and transportation of oil and natural gas.  These operating risks include, but are not limited to:

·	Earthquakes, volcanic activity, floods, fires, extreme weather conditions, and other natural disasters;

·	Aging infrastructure and mechanical problems;

·	Damages to pipelines and pipeline blockages;

·	Fires, blowouts, cratering, and explosions;

·	Uncontrolled releases of oil, natural gas, or well fluids;

·	Formations with abnormal pressures;

·	Operator error;

·	Damage inadvertently caused by third-party activity, such as operation of construction equipment;

·	Pollution and other environmental risks;

·	Risks related to truck loading and unloading; and

·	Terrorist attacks or threatened attacks on our facilities or those of other energy companies.

Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In spite of our precautions, an event such as those described above could cause considerable harm to people or property, and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities or by the inability of our insurers to satisfy our claims.

We are not fully insured against all risks inherent to our business, including environmental accidents. The occurrence of any risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  We also may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.  In addition, any insurance company that provides coverage to us may experience negative developments that could impair their ability to pay any of our claims.  As a result, we could be exposed to greater losses than anticipated.

Our operations are subject to governmental laws and regulations relating to the protection of the environment, which may expose us to significant costs and liabilities and could exceed current expectations.

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

Compliance with environmental legislation could require significant expenditures including for clean up costs and damages arising out of contaminated properties.  In addition, the possible failure to comply with environmental legislation and regulations might result in the imposition of fines and penalties. Subject to any rights to indemnification, we are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against environmental liabilities that could expose us to material losses, which may not be covered by insurance.  In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.  Although we do not expect that the costs of complying with current environmental laws will have a material adverse effect on our financial condition or results of operations, no assurance can be given that the costs of complying with environmental laws in the future will not have such an effect. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs, resulting in potentially material adverse consequences to our business, financial condition, results of operations and cash flows.

Legislative and regulatory responses related to greenhouse gases (“GHG”) and climate change creates the potential for financial risk. Governing bodies have for some time been considering various forms of legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. In addition, increased public awareness and concern may result in more laws and regulations to reduce or mitigate GHG emissions.

While it is not clear whether or when any climate change laws or regulations will be passed, any of these actions could result in increased costs to (i) operate and maintain our facilities and (ii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and cash flows. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital.

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

We generally have non-operating interests in our properties and therefore we rely on other companies to operate our properties in Argentina and Colombia.  As the non-operating partner, we have limited ability to control operations or the associated costs of such operations.  The success of those operations is therefore dependent on a number of factors outside our control, including the competence and financial resources of the operators.

Changes in, and volatility of, supply, demand, and prices for crude oil, natural gas and other hydrocarbons have a significant impact on our ability to generate earnings, fund capital requirements, and pay shareholder dividends.

Our revenues, operating results, future rate of growth and the value of our business depends primarily upon the prices we receive for crude oil, natural gas or other hydrocarbons.  Price volatility can impact both the amount we receive for our products and the volume of products we sell.  Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital.

The markets for crude oil, natural gas, and other hydrocarbon commodities are likely to continue to be volatile.  Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty, and other factors that are beyond our control, including:

·	Argentine and Colombian governmental actions;

·	Supplies of and demand for electricity, natural gas, petroleum, and related commodities;

·	Exploration discoveries throughout the world;

·	The level of development investment in the oil and gas industry;

·	Turmoil in the Middle East and other producing regions;

·	Terrorist attacks on production or transportation assets;

·	Weather conditions;

·	Strikes, work stoppages, or protests;

·	The price and availability of other types of fuels;

·	The availability of pipeline capacity;

·	Supply disruptions and transportation disruptions;

·	Governmental regulations and taxes;

·	The overall economic environment;

·	The credit of participants in the markets where hydrocarbon products are bought and sold; and

·	The adoption of regulations or legislation relating to climate change.

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

Regulators and legislators continue to take a renewed look at accounting practices, financial disclosures and companies’ relationships with their independent registered public accounting firms. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have.  In addition, the Financial Accounting Standards Board or the SEC could enact new accounting standards that might impact how we are required to record revenues, expenses, assets, liabilities and equity.  Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations and financial condition.

Risks Associated with Operations in Argentina and Colombia

Our right to explore for, drill for, and produce hydrocarbons is generally derived from participation in concessions and/or exploration and production contracts granted by the governments where we do business, which have a finite term, the expiration or termination of which could materially affect our results.

Our right to explore for, drill for, and produce hydrocarbons is generally derived from participation in concessions or exploration and production contracts granted by the governments where we do business. These agreements have finite terms, the expiration or termination of which could materially affect our results.  In Argentina, the terms of the portion of the Entre Lomas concession located in Río Negro province and our three TDF concessions expire in 2016. The term of a concession can be extended for 10 years based on the consent of and terms to be agreed with the government.  However, the government may withhold its consent, or could extend the term of the concession on terms less favorable than those we have today. Refer to the section “Concession Contracts in Argentina” in MD&A for additional discussion about concession extensions.

Argentina has a history of economic instability.  Because our operations are predominately located in Argentina, our operations and financial results have been, and could be in the future, adversely affected by economic, market, currency, and political instability in Argentina as well as measures taken by its government in response to such instability.

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

Historically, the price per barrel for Argentine crude oil was based on the spot market price of West Texas Intermediate crude oil (“WTI”) less a discount for differences in gravity and quality. In the wake of the Argentine economic crises of 2002, and as the price of crude oil increased to record levels over the past several years, politically driven mechanisms were implemented to determine the sale price of oil produced and sold in Argentina. To alleviate the impact of higher crude oil prices on their economy, the Argentine government created an oil export tax and enacted strict price controls on gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.  For further discussion about oil prices, please read the section “Overview of 2010 – Oil and Natural Gas Marketing” in MD&A.

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

We have acquired interests in the Middle Magdalena and Llanos basins in Colombia. While neither of the basins is located near the Colombian borders with Ecuador and Venezuela which have been more prone to recent guerilla activity, the ability of the Colombian government to maintain security in the areas where we have operations may not be successful and guerilla related violence could affect our operations in the future, resulting in losses or interruptions of our activities.

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

Our proposed credit facility and Williams’ public indentures contain financial and operating restrictions that may limit our access to credit and affect our ability to operate our business.

Our proposed credit facility contains certain covenants that would restrict or limit our ability and our subsidiaries’ ability to grant liens to support indebtedness,  merge or sell substantially all of our assets,  or make any material change in the nature of our business. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.

Williams’ public indentures contain covenants that restrict Williams’ and our ability to incur liens to support indebtedness. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Our failure to comply with the covenants in our proposed credit facility could result in events of default. Upon the occurrence of such an event of default, the lenders could elect to declare all amounts outstanding under our facility to be immediately due and payable and terminate all commitments, if any, to extend further credit. If an event of default occurs, and the lenders under our proposed credit agreement accelerate the maturity of any loans or other debt outstanding to us, we may not have sufficient liquidity to repay amounts outstanding under such debt agreements. For more information regarding our proposed credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Substantially all of Williams’ operations are conducted through its subsidiaries. Williams’ cash flows are substantially derived from loans, dividends and distributions paid to it by its subsidiaries. Williams’ cash flows are typically utilized to service debt and pay dividends on the common stock of Williams, with the balance, if any, reinvested in its subsidiaries as loans or contributions to capital. Due to our relationship with Williams, our ability to obtain credit could  be affected by Williams’ credit standing or financial condition.

Because we are a “controlled company” as defined by the rules of The Nasdaq Stock Market, we are not required to comply with certain corporate governance requirements that would otherwise be applicable  if we were not a controlled company.

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

Our Board of Directors does not have a compensation committee or any other committees performing similar functions.  Compensation decisions for our executive officers are made by Williams and compensation decisions affecting our directors who are not employees of Williams are made by our Board of Directors.  Please read “Executive Compensation” and “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement.”

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

Risks Related to Williams’ Separation Plan

If Williams completes its previously announced plan to spin-off its exploration and production businesses, which includes its share ownership in us, we will then be controlled by a newly formed entity without the history or resources of Williams.

Williams has announced a plan to separate its exploration and production assets (including its approximately 69% share ownership in us) into a separate entity.  This newly formed entity is then expected to conduct an initial public offering of a portion of its common stock, to be followed according to Williams’ plan by a tax-free spin-off of Williams’ remaining ownership interest in the separate entity to Williams’ stockholders.  Williams has stated that it expects the spin-off to occur in 2012, though it has the discretion to determine whether and when to execute the spin-off.  At the conclusion of these proposed transactions, we will no longer be controlled by Williams or utilize the operating experience and other resources of Williams, which could negatively impact our ability to operate and the costs of our operations, all of which could negatively impact our results of operations.  In addition, we anticipate that following the spin-off, Williams will no longer provide us with the services it currently provides to us under an administrative services agreement, such as management, risk management, internal audit services, and domestic office space and computer support.  Our cost to replace such support may be significantly higher than the cost we currently pay to Williams.

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

Our operations require us to comply with certain United States and international regulations, violations of which could have a material adverse effect on our consolidated results of operations and consolidated financial condition.

Our operations require us to comply with certain United States and international regulations, including the Foreign Corrupt Practices Act (FCPA). Our activities include the risk that unauthorized payments or offers of payments may be made by one of our employees, agents, or joint venture partners that could be in violation of the FCPA, even though these parties are not always subject to our control.  We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA.  However, we cannot assure that our policies, procedures and programs will always protect us from reckless or criminal acts.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.  We are also subject to the risks that our employees, joint venture partners, and agents may fail to comply with other applicable laws.

Changes in the laws and regulations of the countries where we do business, including tax, environmental and employment laws, and regulations, could have a material effect on financial condition and results of operations.

We are subject to numerous laws and regulations in Argentina and Colombia, which, among others, include those related to taxation, environmental regulations, and employment.  We are also subject to certain laws of the United States.  Regulation of certain aspects of our business that are currently unregulated in the future and changes in the laws or regulations could materially affect our financial condition and results of operations.

Possible changes in tax laws could affect us and our shareholders.

Tax laws and regulations are highly complex and subject to interpretation, and the tax laws, treaties and regulations to which we are subject may change over time. Our tax filings are based upon our interpretation of the tax laws in effect in various countries at the time that the filings were made. If these laws, treaties or regulations change, or if the taxing authorities do not agree with our interpretation of the effects of such laws, treaties and regulations, it could have a material adverse effect on us.  In addition, the manner in which our shareholders are taxed on distributions in connection with our shares could be affected by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the jurisdictions in which our shareholders reside. Any of the foregoing changes could affect the trading price of our shares.

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

Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, volcanoes, and other natural phenomena and weather conditions including extreme temperatures, making it more difficult for us to realize the historic rates of return associated with these assets and operations. Insurance may be inadequate, and in some instances, we have been unable to obtain insurance on commercially reasonable terms or insurance has not been available at all.  A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information, Number of Shareholders and Dividends

Our ordinary shares are traded sporadically on The NASDAQ Capital Market under the symbol “APAGF.”  At the close of business on March 1, 2011, there were 29,441,240 of the Company’s ordinary shares, $0.01 par value, outstanding, held by approximately 2,335 holders, including ordinary shares held of record and in street name.

Our articles of association allow us to pay dividends or distributions out of our profits, our share premium account, or as otherwise permitted by law.

The high and low trade closing sales price ranges and dividends declared by quarter for each of the past two years are as follows:

	2010			2009
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$27.06	$18.88	$.0200	$27.28	$6.39	$.0200
2nd	$30.00	$21.95	$.0200	$20.40	$9.91	$.0200
3rd	$34.61	$21.86	$.0200	$27.25	$16.47	$.0200
4th	$58.79	$35.86	$.0200	$26.00	$20.05	$.0200

The quarterly dividends declared for the ordinary shares were $.02 per share during each of the four quarters of 2010, or $.08 for the year. The current quarterly dividend remains at $.02 cents per share.  Future dividends are necessarily dependent upon numerous factors, including, among others, earnings, levels of capital spending, funds required for acquisitions, changes in governmental regulations and changes in crude oil and natural gas prices.  The Company reserves the right to change the level of dividend payments or to discontinue or suspend such payments at the discretion of the Board of Directors.

The Company has been advised that: we may pay dividends to shareholders only out of its realized or unrealized profits, share premium account or otherwise as permitted by the laws of the Cayman Islands; there are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of the our ordinary shares; there are no limitations either under the laws of the Cayman Islands or under our memorandum or articles of association restricting the right of foreigners to hold or vote our ordinary shares; there are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject; and there are no reciprocal tax treaties between the Cayman Islands and the United States.

Performance Graph

Set forth below is a line graph comparing our cumulative total shareholder return on our ordinary shares with the cumulative total return of The NASDAQ US and Foreign Securities Index and the NASDAQ US and Foreign Oil & Gas Extraction Index (SIC 1300-1399) for a five-year period commencing December 31, 2005. We will provide shareholders a list of the component companies included in the NASDAQ US and Foreign Oil & Gas Extraction Index upon request.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data at December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. The following financial data at December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, has been prepared from our previous filings on Form 10-K.

(Amounts in thousands except per share amounts)

As of and for the years ended December 31,	2010	2009	2008	2007	2006

Results of Operations

Revenues	$ 87,815	$ 72,716	$ 69,116	$ 62,506	$ 57,952
Equity income from Argentine investment	16,158	14,143	16,375	17,403	22,391
Net income	25,834	23,527	23,825	31,385	40,108
Amounts attributable to Apco:
Net income	25,800	23,497	23,793	31,349	40,062
Income per ordinary share (a)	0.88	0.80	0.81	1.06	1.36
Dividends declared per ordinary share (a)	0.08	0.08	0.35	0.35	0.325

Financial Position

Total assets	248,189	224,191	202,794	190,126	164,244
Total liabilities	18,731	18,354	17,999	18,768	14,090
Total equity	229,458	205,837	184,795	171,358	150,154

Market Capitalization (b)	1,692,871	650,651	784,020	810,223	645,867

Cash Flow
Cash provided by operating activities	37,573	28,262	29,236	34,482	41,233
Capital expenditures (c)	33,829	20,516	32,202	26,747	17,513
Cash (used) provided by all other investing activities, net	-	(4,779)	1,097	(1,097)	6,127
Cash dividends paid	2,379	4,352	10,317	10,325	8,855

(a) All share and per share amounts have been adjusted to reflect the four-for-one share split effected in the fourth quarter of 2007.

(b) Market capitalization is calculated by multiplying the year-end total shares outstanding by the year-end closing share price.

(c) Includes acquisitions.

Refer to the table “Oil and Natural Gas Production, Prices and Costs” in Part I, Item I for variations in prices that influence our revenues and net income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are an international oil and gas exploration and production company focused on South America, with operations in Argentina and Colombia. As of December 31, 2010, we had interests in eight oil and gas producing concessions and two exploration permits in Argentina, and three exploration and production contracts in Colombia.

We have experienced gradual improvements in the economic environment for Argentina’s hydrocarbons industry since the second half of 2009 and throughout 2010.  Product prices have continued to trend modestly upward during this period.  With improved product prices, recently added investments and business development opportunities, our business plan for 2010 was structured around growing our presence in the Neuquén basin, completing the initial phases of our exploration projects in Colombia and continued development in our core properties.

Our capital expenditures totaled $33.8 million in 2010, and we spent an additional $6.1 million for the acquisition of seismic information in both Argentina and Colombia.  Highlights for 2010 include the following:

·	Increased total consolidated and equity sales volumes on a barrel of oil equivalent basis by four percent;

·	Successful development and exploration drilling campaigns in our core Neuquén basin properties;

·	Exploration discovery in the Agua Amarga exploration permit;

·	Exploration discoveries in the Coirón Amargo exploration permit; and

·	Awarded an exploration block in Colombia.

For 2010, net income attributable to Apco Oil and Gas International Inc. was $25.8 million compared with $23.5 million for 2009.  Higher average sales prices and greater equity income from Argentine investment in 2010 led to the increase in net income compared with 2009.  These favorable variances were partially offset by greater costs and operating expenses and higher income tax expense.

Outlook for 2011

We expect oil prices in Argentina to increase moderately in 2011 compared with 2010 year end prices of around $55 per barrel. After completing significant seismic exploration activities in 2010, we plan to initiate exploration drilling activities in Colombia, resulting in increased capital expenditures compared with 2010. We have the following expectations and objectives for 2011:

·	Obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego;

·	Continued development and exploration drilling in our core properties in our Neuquén basin properties;

·	Complete farm-in drilling commitments in Coirón Amargo;

·	Initiate exploration activities in Sur Río Deseado Este;

·	Commence exploration drilling in Colombia and acquire 3D seismic data over Block 40; and

·	Continue a disciplined approach toward seeking investment opportunities in South America.

Our 2011 oil and gas capital expenditure budget is $34 million net to our consolidated interests.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, our combined consolidated and equity capital budget for 2011 is $59 million.  In addition, we plan on spending approximately $8 million for the acquisition of seismic information.  For further discussion about funding our capital budget, please read the section “Liquidity and Capital Resources” in MD&A.

Potential Change in Control – Williams’ Separation Plan

On February 16, 2011,  Williams announced that its Board of Directors approved pursuing a plan to separate Williams into two standalone, publicly traded corporations. The plan calls for the separation of its exploration and production business via an initial public offering in 2011 of up to 20 percent of a corporation holding that business ("New E&P") and, in 2012, a spin-off to Williams’ shareholders of its remaining interest in New E&P.  Williams stated its intention to include its interest in Apco in New E&P.  Williams retains the discretion to determine whether and when to execute the spinoff.

Following the spinoff, Apco would be majority owned by New E&P company, a large-scale, independent primarily North American diversified exploration and production company which would not be controlled by Williams. This proposed ownership change of Williams could, among other things, affect our leadership and financing opportunities.

Williams indicated that the completion and timing of the separation plan is dependent on a number of factors including, but not limited to, the macroeconomic environment, credit markets, equity markets, energy prices, the receipt of a tax opinion from counsel and/or Internal Revenue Service rulings, final approvals from Williams’ Board of Directors, and other matters. There can be no assurance as to the timing or that the transaction terms announced by Williams will result in any changes to Williams’ current structure.

Overview of 2010

Business Development

In 2010, Apco participated in a public bidding process known as “ANH Miniround 2010” for the assignment of certain exploration properties by the government of Colombia. Apco and Ramshorn International Limited (“Ramshorn”), a subsidiary of Nabors Drilling, were awarded the Llanos 40 block in the 2010 bidding round.  We will hold a 50 percent working interest in the block and Ramshorn will also hold 50 percent and will be the operator.  The block will be governed by an exploration and production contract executed with the ANH.  One of the requirements of the contract is to issue a letter of credit to guarantee the contract’s work commitments.  We anticipate issuing a $5.5 million letter of credit net to Apco in the first quarter of 2011 and collateralizing it with cash.

The Llanos 40 block covers approximately 163,000 acres and is approximately 175 kilometers to the northeast of the Llanos 32 block.  Our three-year first phase exploration work commitments will include seismic reprocessing, acquisition of 300 square kilometers, or approximately 74,000 acres, of 3D seismic and the drilling of four exploration wells.  We anticipate spending between $15 and $20 million net to Apco for these work commitments over a three-year period and funding these activities from cash reserves and internally generated cash.  We expect exploration activities and expenditures to begin in 2011.

Neuquén Basin Properties

Apco and its partners used two rigs throughout 2010 to drill 32 gross development wells and one exploration well in the areas. All wells but one were successful.  Total gross capital expenditures was $97.3 million for the year, or $22.4 million net to our 23 percent direct working interest and $28.9 million attributable to our equity interest in Petrolera.  We have a 23 percent direct working interest and an effective 29.85 percent equity interest in the wells mentioned above.

Additional activities included production facility investments for gas compression and oil pipelines in the Charco del Palenque and Bajada del Palo concessions, and the acquisition of approximately 300 square kilometers of 3D seismic information in the western portion of the Bajada del Palo concession for a cost of approximately $1.0 million net to Apco.

In our Agua Amarga exploration permit, we drilled the Jarilla Quemada x-1 exploration well which resulted in a natural gas and condensate discovery.  The well was located in the eastern part of the block.  In December 2010, we began drilling another exploration well on the Meseta Filosa prospect in the central part of the area.

Coirón Amargo

In February 2010, we entered into a farm-in agreement that allows us to acquire, through a “drill to earn” structure, up to a 45 percent net interest in the Coirón Amargo exploration permit in the Neuquén basin. The Coirón Amargo block covers approximately 100,000 acres and is adjacent to our core properties in the basin.

Under the agreement, Apco earned a 22.5 percent non-operated interest for funding the drilling of two exploration wells during 2010.  The first two wells were drilled in the third quarter and discovered oil and associated natural gas from the Tordillo formation.  Apco subsequently elected to proceed to a second phase and drill two additional wells to increase our interest to 45 percent.  We spent approximately $6 million during the first phase of this agreement in 2010, and we anticipate spending an additional $6 million for the drilling of two wells in 2011.

Austral & Northwest Basin Properties

We re-commenced development drilling in our Tierra del Fuego and Acambuco concessions in early 2010. During the year, we drilled ten development gas wells in Tierra del Fuego, of which two were determined to be non-productive and two are currently awaiting completion.  In Acambuco, the Macueta 1006 development well was drilled during 2010 and will be tested in 2011.

Concession Contracts in Argentina

In the second half of 2010, the provinces of Río Negro and Tierra del Fuego approved basic frameworks for the negotiation of the 10-year concession extensions provided by Argentina’s hydrocarbon law.  Similar to the negotiations concluded with the province of Neuquén in 2009, the requirements include the negotiation of a cash bonus payment, an increase to provincial production taxes, and a future expenditure program.

The concession terms for the portion of the Entre Lomas concession located in Río Negro and for our Tierra del Fuego concessions currently end in 2016.  The operators of the concessions are leading negotiations with the provinces on behalf of the joint venture partners. We expect to conclude these negotiations in 2011.  Approximately one half of the Entre Lomas concession, including our largest producing field, is located in the province of Río Negro.  In general, the depletion life of many of our proved wells extends beyond 2016 and through the end of the concession extension period, and consequently, obtaining the 10-year extension should lead to reserve upgrades that will result in a material increase in the volume of proved reserves.

Colombia

In the Llanos 32 block in the Llanos basin of western Colombia, Apco and its partners completed the acquisition of 268 square kilometers, or 66,196 acres, of 3D seismic information.  We spent approximately $1.9 million net to Apco during 2010 for this program.  Drilling prospects are being identified by the partners and we expect to drill two exploration wells on this block during 2011.  Recent exploration drilling results achieved by other companies drilling to the same sub-surface formations that we will be targeting in the Llanos basin have been encouraging.

In the Turpial block, Apco and its partner completed a program to extend seismic coverage in the northern area of the block with 144 kilometers of 2D seismic information. We spent approximately $3.1 million net to Apco during 2010 for this program.  We anticipate initiating exploration drilling on the block during 2011.

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

In response to those governmental actions, Argentine producers and refiners had to negotiate domestic oil sale prices that take into consideration both net backs for oil exported from Argentina and the cost of feedstock to refiners in light of gasoline price controls.  Consequently, Apco has not benefited from increases in world oil prices over the past several years as have producers outside of Argentina.

The extreme volatility of world oil prices during recent years has not been reflected in our results of operations due to the price controls and marketing environment in Argentina.  Our oil sales price per barrel for our consolidated interests averaged $52.22 for 2010 compared with $43.46 for 2009 and $46.09 in 2008.

As a result of the level of oil sale prices in Argentina when compared with oil sales prices in other countries, oil exploration investments and consequent oil discoveries in Argentina have not been sufficient to replace domestic production. As a result, oil reserves in the country have fallen in recent years. We cannot predict how world oil prices will evolve in 2011 and beyond or what additional actions the Argentine government will take in response to either future fluctuations in world oil prices or the drop in the level of the country’s oil reserves.

Natural Gas Prices

We sell our natural gas to Argentine customers pursuant to contracts and spot market sales. As a consequence of the growth in Argentina’s economy over the past several years, and stimulated by low natural gas prices resulting from a price freeze implemented by the Argentine government in 2002, demand for natural gas in Argentina has grown significantly. However, the unfavorable price environment for producers has acted to discourage natural gas exploration activities. Without significant new discoveries of natural gas reserves in Argentina, the supply of natural gas has failed to keep up with increased demand. The result is a natural gas and power supply shortage in the country. Since 2004, the Argentine government has taken several steps to prevent shortages in the domestic market. Natural gas exports to Chile were suspended and the country began importing natural gas from Bolivia at significantly greater prices than sales prices for natural gas produced in Argentina.  In addition, Argentina was forced to import high priced LNG. As described in the following paragraphs, Resolution 599/2007 is designed to supply natural gas in the domestic market and provide a framework for natural gas prices in Argentina.

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

Producers that increased natural gas production since 2004 have an advantage compared to those producers whose production decreased over the period because natural gas prices to residential customers remain suppressed at approximately 60 cents per Mcf. The resolution allows producers to choose to participate in the Acuerdo 2007-2011 natural gas supply agreement or not. However, if a producer chooses not to participate, then during periods of peak demand, or when there is a shortage of natural gas in the country, the government can nominate non-participating producers to be the first to supply excess residential volume demand above the base-line demand as projected in the Acuerdo 2007-2011, regardless of the non-participating producer’s contractual commitments.

In general, resolution 599/2007 has had a slightly positive impact on natural gas sales prices in Acambuco and Tierra del Fuego, but, during peak demand periods, it has lowered natural gas sales prices in Entre Lomas and Bajada del Palo.  Nevertheless, because natural gas revenues from Entre Lomas and Bajada del Palo represent approximately three percent of our total operating revenues on an annual basis, the overall impact of the resolution has not been material to our cash flows or results of operations.  Our average natural gas sale price per Mcf, averaged $1.90 in 2010, $1.70 in 2009, and $1.46 during 2008.

The level of gas reserves in Argentina has fallen in recent years in a country that relies on natural gas for more than 50 percent of its energy consumption. Given the government’s tendency to intervene over pricing of a commodity in such high demand, we cannot predict how Argentine natural gas prices will evolve in 2011 and beyond or whether the current Argentine government will continue to maintain tight controls over prices or decide to loosen price controls in response to falling production and reserves.

Seasonality

Of the products we sell, only natural gas is subject to seasonal demand.  Demand for natural gas in Argentina is reduced during the warmer months of October through April, with generally lower natural gas prices during this off-peak period. During 2010, natural gas sales represented 14 percent of our total operating revenues compared with 14 percent in 2009 and 10 percent in 2008.  Consequently, the fluctuation in natural gas sales between summer and winter is not significant for the Company.

New Accounting Standards and Emerging Issues

There were no new accounting standards issued in 2010 that we anticipate having a material effect on our consolidated financial statements.

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

The Company’s proved reserve information is based on estimates prepared by its reserve engineers. Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing, and production after the date of an estimate may justify material revisions to the estimate. The Company’s proved reserves are limited to the concession life. Certain of our existing concession terms can be extended for 10 years with the consent of and based on terms to be agreed with the Argentine government. The extension of our concessions could materially affect the Company’s estimate of proved reserves.

The present value of future net cash flows should not be assumed to be the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company based the 2010 and 2009 estimated discounted future net cash flows from proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price received for the period January through December with the most current cost information. Actual future prices and costs may be materially higher or lower than the prices and costs used in the estimate.

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

Impairment of oil and gas properties. We review our proved and unproved properties for impairment on a concession by concession basis and recognize an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, we assume costs will escalate annually and apply an oil and gas price forecast that we believe to be reasonable. Due to the volatility of oil and gas prices and governmental regulations in Argentina, it is possible that the our assumptions regarding oil and gas prices may change in the future.  However, at prices equivalent to those at year-end 2010,  we do not expect to recognize any impairments in the near term.  We could, depending upon the results of exploration, determine that some or all of our interests in unproved areas need to be impaired as we drill and evaluate certain of these areas in future periods.  For example, we have $2.6 million of unproved properties related to our operations in Colombia;  if our exploration drilling planned for 2011 is unsuccessful, we may have to recognize an impairment loss related to this asset.

RESULTS OF OPERATIONS

Period to Period Comparisons

The table below presents selected financial data summarizing our results of operations for the most recent three years. Please read in conjunction with the Consolidated Statements of Income.

	For the Years Ended December 31,

		$ Change	% Change		$ Change	% Change
	2010	from 2009*	from 2009*	2009	from 2008*	from 2008*	2008
	(Amounts in Thousands)

Operating revenues	$87,815	15,099	21%	$72,716	3,600	5%	$69,116
Total costs and operating expenses	68,881	(13,121)	-24%	55,760	347	1%	56,107
Operating income	18,934	1,978	12%	16,956	3,947	30%	13,009
Investment income	16,594	2,030	14%	14,564	(2,922)	-17%	17,486
Income taxes	9,694	(1,701)	-21%	7,993	(1,323)	-20%	6,670
Net Income	25,834			23,527			23,825
Less: Net income attributable to
noncontrolling interests	34	(4)	-13%	30	2	6%	32
Net income attributable to Apco	$25,800	2,303	10%	$23,497	(296)	-1%	$23,793

       *    + = Favorable change; — = Unfavorable change.

Net Income

2010 vs. 2009  Our Net income attributable to Apco for 2010 was $25.8 million, an increase of $2.3 million compared with 2009.  Net income attributable to Apco increased compared with 2009 primarily due to the favorable effects of higher sales prices and greater equity income from Argentine investment.  These favorable variances were partially offset by greater exploration expense for the acquisition of seismic information, higher production and lifting costs, increased provincial production taxes and higher income tax expense.

2009 vs. 2008  Our Net income attributable to Apco for 2009 was $23.5 million, a decrease of $296 thousand or one percent compared with 2008.  Net income attributable to Apco decreased compared with 2008 as the favorable effects of increased sales volumes and lower exploration expenses were more than offset by a combination of lower average oil and LPG sales prices, greater depletion, depreciation and amortization expense, higher selling and administrative expense, lower equity income from Argentine investment, and greater income tax expense.

Total Operating Revenues

Operating revenues for 2010 increased by $15.1 million, or 21 percent compared with 2009.  The following tables and discussion explain the components and variances in Operating revenues.

Changes in oil, natural gas and LPG sales volumes, prices and revenues from 2008 to 2010 for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Year Ended December 31,

	2010	% Change	2009	% Change	2008

Sales Volumes
Consolidated interests
Oil (bbls)	1,338,195	1%	1,330,020	9%	1,218,896
Natural Gas (mcf)	6,306,883	8%	5,849,497	21%	4,850,144
LPG (tons)	9,893	-2%	10,097	16%	8,734
Oil, Natural Gas and LPG (boe)	2,505,438	3%	2,423,425	14%	2,129,747
Average Sales Prices
Consolidated interests
Oil (per bbl)	$52.22	20%	$43.46	-6%	$46.09
Natural Gas (per mcf)	1.90	12%	1.70	17%	1.46
LPG (per ton)	346.61	31%	264.33	-46%	490.27

Revenues ($ in thousands)
Oil revenues	$69,882	21%	$57,809	3%	$56,182
Natural Gas revenues	12,000	21%	9,949	41%	7,073
LPG revenues	3,429	28%	2,669	-38%	4,282
	$85,311	21%	$70,427	4%	$67,536

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues from 2008 to 2010.

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2008 Sales	$56,182	$7,073	$4,282	$67,537
Changes due to volumes	4,830	1,700	360	6,890
Changes due to prices	(3,203)	1,176	(1,973)	(4,000)
2009 Sales	57,809	9,949	2,669	70,427
Changes due to volumes	427	870	(71)	1,226
Changes due to prices	11,646	1,181	831	13,658
2010 Sales	$69,882	$12,000	$3,429	$85,311

Oil Revenues

2010 vs. 2009  During 2010, Oil revenues increased by $12.1 million, or 21 percent compared with 2009, due to higher average oil sales prices with some contribution from increased sales volumes.  For further explanation of oil sales prices in Argentina, please read the section “Oil and Natural Gas Marketing – Oil Prices,” previously discussed in MD&A.

2009 vs. 2008  During 2009, Oil revenues increased by $1.6 million, or three percent compared with 2008.  A nine percent increase in total consolidated oil sales volumes resulted in a positive variance of $4.8 million.  Successful drilling in our Neuquén basin properties and increased condensate production in our Austral basin properties were the primary drivers of higher sales volumes. However, the benefit of greater sales volumes was offset by a six percent decrease in average oil sales prices which resulted in a $3.2 million decrease in revenues.

Natural Gas Revenues

2010 vs. 2009  Natural gas revenues increased by $2.1 million, or 21 percent compared with 2009.  The construction of production facilities and well-connections in our Bajada del Palo and Charco del Palenque concessions drove a seven percent increase in consolidated natural gas sales volumes for the year, resulting in an $870 thousand benefit to revenues.  Average natural gas prices continued to moderately increase resulting in a $1.2 million increase in revenues for the year. For further explanation of natural gas sales prices in Argentina, please read the section “Oil and Natural Gas Marketing – Natural Gas Prices,” previously discussed in MD&A.

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

LPG Revenues

2010 vs. 2009  LPG revenues increased by $760 thousand in 2010 as improved market conditions in Argentina allowed for higher average LPG sales prices during the year.

2009 vs. 2008  LPG revenues decreased by $1.6 million in 2009, or 38 percent compared with 2008, as the benefit of higher volumes was more than offset by lower prices.  In 2009, decreased international commodity prices and market conditions in Argentina resulted in a 46 percent decrease in average LPG sales prices, which decreased revenues by $2.0 million.

Other Operating Revenues

2010 vs. 2009 Other operating revenues increased by $215 thousand during 2010 compared with 2009.  The majority of our other operating revenues relates to value-added tax collections related to hydrocarbon sales revenues from our operations in Tierra del Fuego.  For oil, natural gas, and LPG that is produced on the island of Tierra del Fuego and sold domestically to continental Argentina, sellers are allowed to retain the value-added tax collected from buyers as part of the island’s tax exemption rules.  This mechanism effectively increases our realized prices by 21 percent for sales made to the continent. As a result, fluctuations in our other operating revenues are driven by sales revenues from our operations in Tierra del Fuego.

2009 vs. 2008 Other operating revenues increased by $710 thousand during 2009 compared with 2008 due to greater amounts of value-added tax collections resulting from increased sales revenues from our operations in Tierra del Fuego.

Total Costs and Operating Expenses

2010 vs. 2009 Total costs and operating expenses increased by $13.1 million, or 24 percent, primarily due to the following factors:

·
Production and lifting costs increased by $4.3 million, or 29 percent due to greater operation and maintenance expenses related to our Neuquén and Austral basin properties.  These increases were driven by the growth in our operations and the impact of inflation in Argentina;

·
Exploration expense increased by $5.1 million due to significant exploration activity in 2010 including expenses related to the acquisition and processing of seismic information in Colombia for $4.9 million and $1.0 million in our Neuquén basin properties.  Exploration activity in 2009 was minimal;

·	Provincial production taxes increased $1.6 million related to greater operating revenues from higher sales prices.

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

·	Depreciation, depletion and amortization (DD&A) increased by $2.2 million, or 16 percent primarily due to increased volumes. See below for a more detailed discussion of DD&A expense; and

·
Selling and administrative expense increased by $1.5 million due to higher business development activity reflecting management’s strategy to search for and evaluate growth opportunities and increased salaries and wages.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

Our DD&A expense is based on the units-of-production method, which in basic terms multiplies the percentage of estimated proved developed reserves produced each period times the net carrying value of our proved oil and gas properties. Our proved developed reserves are limited to an area’s concession life even though a concession’s term can be extended for 10 years based on terms to be agreed with and the consent of the government. In the third quarter of 2009, the terms for a portion of our concessions were extended until 2025 and 2026.  The extensions have had a favorable effect on our average DD&A rates beginning in the third quarter of 2009 compared with prior periods as more proved producing reserves are included in our DD&A calculation.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we expect to experience an additional favorable effect on future DD&A rates as wells whose productive lives extend beyond 2016 will result in the addition of proved producing reserves.

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between 2008 and 2010 are shown in the following table:

	Year Ended December 31,
		Change	% Change		Change	% Change
	2010	from 2009	from 2009	2009	from 2008	from 2008	2008

Consolidated Sales Volumes (boe)	2,505,438	82,013	3%	2,423,425	293,679	14%	2,129,747
DD&A Rate per boe	$6.71	$0.36	6%	$6.35	$0.13	2%	$6.22
DD&A Expense (In thousands)	$16,824	$1,446	9%	$15,378	$2,138	16%	$13,240

The following table details the increases in DD&A of oil and gas properties between 2008 and 2010 due to the changes in volumes and average DD&A rates presented in the table above:
(Thousands)

2008 DD&A	$13,240
Changes due to volumes	1,864
Changes due to rates	274
2009 DD&A	15,378
Changes due to volumes	551
Changes due to rates	895
2010 DD&A	$16,824

2010 vs. 2009 DD&A increased by $1.5 million in 2010 compared with 2009 primarily due to greater volumes and increased DD&A rates.  Our DD&A rate increased in 2010 because we add less proved reserves per well drilled for calculating depreciation with each year that passes without obtaining the remaining ten-year extensions for our concessions because our proved reserves are limited to the current concession life.

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

Investment Income

2010 vs. 2009  In 2010, our Total investment income increased by $2.0 million, or 14 percent, due to greater Equity income from Argentine investment. The increase in our equity income is due to an increase in the net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is a result of greater revenues driven by higher oil, natural gas and LPG average sales prices.

2009 vs. 2008  In 2009, our Total investment income decreased by $2.9 million, or 17 percent, primarily due to a $2.2 million decrease in equity income from Argentine investment. The decrease in our equity income is due to a decrease in the net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is a result of lower oil and LPG sales prices and increased depreciation expense. These two factors more than offset the benefits of greater oil sales volumes attributable to successful exploration and development drilling in our joint operations in the Neuquén basin.  Additionally, interest and other income decreased by $690 thousand compared to 2008 due to lower yields on our financial investments and lower balances of cash equivalents.

Income Taxes

2010 vs. 2009  Income taxes increased by $1.7 million compared with 2009 in direct relation to our increase in pre-tax income in Argentina.  The effective income tax rate on the total provision for 2010 is greater than the effective income tax rate in the prior year primarily due to the greater amounts of exploration activity in Colombia which provide no benefit to income tax expense during the period.  See Note 8 in the Notes to Consolidated Financial Statements for further discussion of income taxes.

2009 vs. 2008  Income taxes increased by $1.3 million compared to 2008.  Although our Income before income taxes is only three percent higher in 2009 compared with 2008, the effective tax rate for the period increased due to higher non-deductible costs including greater foreign exchange losses and higher general and administrative expenses in our home office, lower interest and other income which is not subject to income tax, lower equity earnings from Argentine investments which is recorded on an after-tax basis, and exploration expenses incurred in Colombia which are not deductible until we generate revenues in that country.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

As previously discussed, the price of WTI crude oil and oil price realizations in Argentina have been on a steady upward trend during 2009 and 2010, reaching an average price of $55 per barrel in December 2010.  For 2011, operating results and cash flows from operations are expected to be greater than 2010 levels if oil prices continue their upward trend. Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve beyond 2011.

Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Higher product prices resulted in Petrolera paying more dividends in 2010 than in 2009.  Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments.  Due to expected increases in capital spending for development and exploration activities in our Neuquén basin properties and Petrolera’s scheduled principal and interest payments, we expect Petrolera to pay less dividends during the next several years compared with dividends paid over the past three years.

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

We estimate capital expenditures net to our direct working interests will total approximately $34 million in 2011. Due to our remaining funding commitment to pay for 100 percent of two additional wells in Coirón Amargo, increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego, in 2011 we negotiated a loan agreement with a financial institution for a $10 million bank line of credit.  We expect the agreement to be effective by the end of the first quarter of 2011.  If executed, borrowings under this facility will be unsecured and will bear interest at Libor plus four percent per annum plus a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period from the effective date of the loan agreement, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  We expect to fund our 2011 capital expenditures with cash on hand, cash flows from operations and borrowings under our proposed line of credit.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities.

We have historically funded capital programs and past property acquisitions with internally generated cash flow. We have not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which made financing difficult to obtain at reasonable terms.  However, as has been the case with financing for Petrolera, we observed an improvement in financing terms for companies doing business in Argentina.  Consequently, we negotiated the previously described $10 million line of credit in the first quarter of 2011.

With a cash and cash equivalents balance at December 31, 2010, of $35.2 million, or 14 percent of total assets, our proposed bank line of credit, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business in 2011.

Although Apco has not typically relied on debt or equity as sources of capital, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond Apco’s ability to fund from operations.  Consequently, if necessary, we may have to consider additional bank financing or some form of equity financing in the future.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  A total of $4 million is considered restricted and included in restricted cash as of December 31, 2010.  In January 2011, the first exploration phase letter of credit of $4 million expired and a second letter of credit valid for 18 months was issued and collateralized by $2.9 million of cash.  We expect to issue another $5.5 million letter of credit for another exploration block in the first quarter of 2011.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

Sources (Uses) of Cash

	Years Ended December 31,
	2010	2009	2008
	(Thousands)
Net cash provided (used) by:
Operating activities	$39,038	$28,262	$29,236
Investing activities	(33,829)	(25,295)	(31,105)
Financing activities	(2,379)	(4,352)	(10,317)
Increase / (decrease) in cash and cash equivalents	$2,830	$(1,385)	$(12,186)

Operating Activities

Our net cash provided by operating activities in 2010 increased by $10.8 million compared with 2009 due to higher operating income and greater dividends from our equity investment in Petrolera.

Our net cash provided by operating activities in 2009 decreased by $974 thousand compared with 2008 primarily due to changes in operating assets and liabilities.

Included in our net cash provided by operating activities are dividends received from our equity investment in Petrolera of $14.1 million in 2010, $5.3 million in 2009 and $7.0 million in 2008.

Investing Activities

During 2010, we spent $33.8 million for capital expenditures, including $31.8 million for development and exploration drilling, and $2.0 million for related production and surface facilities.

During 2009, we spent $20.5 million for capital expenditures, including $17.9  million primarily related to development and exploration drilling, and $2.6 million as acquisition cost related to our entrance into Colombia. Additionally, $4 million was invested as collateral for a letter of credit for investments in Colombia.

During 2008, capital expenditures totaled $32.2 million.

Financing Activities

Apco paid $2.4 million of dividends to its shareholders in 2010, $4.4 million in 2009, and $10.3 million in 2008.

Capital & Exploration Expenditures Budget for 2011

Our 2011 capital plan provides for $34 million for development and exploration drilling expenditures net to our direct working interests.  In addition, we plan on spending approximately $8 million for the acquisition of seismic information.  After taking into consideration the portion of capital expenditures attributable to our equity interest in Petrolera, our combined consolidated and equity capital expenditure budget for 2011 is $59 million.  Any cash bonus payments that may be negotiated to obtain concession extensions would result in additional capital expenditures.  We expect the Company and Petrolera to have sufficient capital resources to fund our investment programs in 2011.  We review our capital spending programs throughout the year in light of any changing economic or price conditions and, if necessary, will adjust our planned investments accordingly.

Contractual Obligations

The table below summarizes Apco’s contractual obligations. We expect to fund these contractual obligations with cash and cash generated from operating activities.

	Obligations per Period

	2011	2012	Thereafter	Total
	(Amounts in Thousands)

International oil and gas activities	$17,800	$6,500	$6,500	$30,800
Other long-term liabilities	-	-	2,709	2,709
Total	$17,800	$6,500	$9,209	$33,509

International oil and gas activities includes estimates for remaining drilling or seismic investments pursuant to exploration permit work obligations.  In addition to the table above, and as described elsewhere in this report, during 2009 the terms of portions of our concessions located in the province of Neuquén were extended for an additional 10 years.  As a result of the extensions, we also agreed to make expenditures for oil and gas activities net to our direct working interest of approximately $12 million during the three year period ending December 31, 2011, $13 million during the three year period ending December 31, 2014, and $29 million between 2015 and 2026. We expect to fund these expenditures with cash provided by operating activities.

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

Commodity Price Risk

The Company has historically not used derivatives to hedge price volatility. As previously mentioned in MD&A, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions.  In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impacts net backs for the sale of crude oil in the domestic Argentine market.  As a result, our price is impacted more by government controls than changes in world oil prices and our netbacks have not been responsive to fluctuations in world oil prices.  Therefore, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results of operations.  Our oil sales price per barrel for our consolidated interests averaged $52.22 during 2010 and $43.46 in 2009.  During 2008, when the per barrel price of WTI peaked at $145 in July and fell to nearly $30 in December 2008, our average price was $46.09.

Foreign Currency and Operations Risk

Our results of operations are exposed to currency fluctuation and any devaluation of the Argentine peso against the U.S. dollar and other hard currencies may adversely affect our business and results of operations. The value of the Argentine peso has fluctuated significantly in the past and may do so in the future. We are unable to predict whether, and to what extent, the value of the Argentine peso may further depreciate or appreciate against the U.S. dollar and how any such fluctuations would affect our business.  At December 31, 2010 the peso to U.S. dollar exchange rate was 3.98:1.

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

In late 2008, a sharp drop in world commodity prices, including oil and agricultural products, has strained Argentina’s economy. Sharply reduced exports resulted in reduced government export revenues and negatively impacted the country’s fiscal balance. Argentina continues to suffer from inflation but did experience economic growth in 2010.

Cristina Kirchner, wife of former president Nestor Kirchner, was elected president in December 2007. She has essentially pursued the same policies as her predecessor. Mrs. Kirchner’s party lost the mid-term congressional elections in 2009, losing control of both houses of Congress.  In October 2010, the former president of Argentina, Nestor Kirchner, passed away.  Former president Kirchner had remained very involved in the political environment alongside his wife and current president since she was elected.  Presidential elections are scheduled for November 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Apco Oil and Gas International Inc.

We have audited Apco Oil and Gas International Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apco Oil and Gas International Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apco Oil and Gas International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apco Oil and Gas International Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010 of Apco Oil and Gas International Inc. and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apco Oil and Gas International Inc.

We have audited the accompanying consolidated balance sheets of Apco Oil and Gas International Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Apco Austral S.A., a majority owned subsidiary, which statements reflect total assets of $29.6 million and $26.3 million as of December 31, 2010 and 2009, respectively, and total revenues of $14.2 million and $11.2 million, for the years then ended.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements of the Company, insofar as it relates to the amounts included for Apco Austral S.A., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 2010 and 2009, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apco Oil and Gas International Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 Apco Oil and Gas International Inc. has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apco Oil and Gas International Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apco Austral S.A.

We have audited the accompanying consolidated balance sheet of Apco Austral S.A. (the “Company”) as of December 31, 2010 and 2009, and the related statement of income, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Apco Austral S.A. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Buenos Aires City, Argentina

March 1, 2011

/s/ Deloitte & Co. S.R.L

Guillermo D. Cohen
Partner

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in Thousands Except Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,234	$32,404
Accounts receivable	11,757	9,984
Advances to joint venture partners	419	305
Affiliate receivables	-	156
Inventory	2,300	2,477
Dividend receivable from Argentine investment	-	2,448
Restricted cash	4,000	-
Other current assets	2,265	2,429
Total current assets	55,975	50,203

Property and Equipment:
Cost, successful efforts method of accounting	216,891	184,168
Accumulated depreciation, depletion and amortization	(109,986)	(94,354)
	106,905	89,814

Argentine investment, equity method	82,652	78,028
Deferred income tax asset	1,236	1,078
Restricted cash and other assets (net of allowance of $600 at December 31, 2010 and $623 at December 31, 2009)	1,421	5,068
Total assets	$248,189	$224,191

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,479	$4,878
Affiliate payables	297	454
Accrued liabilities	3,409	5,662
Income taxes payable	3,248	3,724
Dividends payable	589	589
Total current liabilities	16,022	15,307

Long-term liabilities	2,709	3,047
Contingent liabilites and commitments (Note 11)
Equity:
Shareholders' equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,224)	(1,390)
Retained earnings	221,068	197,623
Total shareholders' equity	229,244	205,633
Noncontrolling interests in consolidated subsidiaries	214	204
Total equity	229,458	205,837
Total liabilities and equity	$248,189	$224,191

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in Thousands Except Per Share Amounts)
REVENUES:
Oil revenues	$69,882	$57,809	$56,182
Natural gas revenues	12,000	9,949	7,073
LPG revenues	3,429	2,669	4,282
Other	2,504	2,289	1,579
Total operating revenues	87,815	72,716	69,116

COSTS AND OPERATING EXPENSES:
Production and lifting costs	19,327	14,998	15,820
Provincial production taxes	10,128	8,541	7,934
Transportation and storage	727	807	966
Selling and administrative	9,501	8,835	7,349
Depreciation, depletion and amortization	16,887	15,430	13,278
Exploration expense	6,102	994	5,577
Taxes other than income	4,415	3,650	3,217
Foreign exchange losses (gains)	(121)	640	537
Other expense	1,915	1,865	1,429
Total costs and operating expenses	68,881	55,760	56,107

TOTAL OPERATING INCOME	18,934	16,956	13,009

INVESTMENT INCOME
Interest and other income	436	421	1,111
Equity income from Argentine investment	16,158	14,143	16,375
Total investment income	16,594	14,564	17,486

Income before income taxes	35,528	31,520	30,495
Income taxes	9,694	7,993	6,670

NET INCOME	25,834	23,527	23,825
Less: Net income attributable to noncontrolling interests	34	30	32
Net Income attributable to Apco Oil and Gas International Inc.	$25,800	$23,497	$23,793

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.88	$0.80	$0.81

Average ordinary shares outstanding – basic and diluted	29,441	29,441	29,441

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Shareholders' Equity
	Ordinary Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total
	(Amounts in Thousands Except Per Share Amounts)

BALANCE, January 1, 2008 (1)	$295	$9,105	$(1,201)	$162,993	$171,192	$166	$171,358
Comprehensive Income:
Net Income	-	-	-	23,793	23,793	32	23,825
Pension plan liability adjustment in equity and consolidated
interests (net of Argentine taxes of $37)	-	-	(69)	-	(69)		(69)
Total Comprehensive Income							23,756
Dividends declared ($0.35 per share)	-	-	-	(10,305)	(10,305)	(14)	(10,319)
BALANCE, December 31, 2008 (1)	295	9,105	(1,270)	176,481	184,611	184	184,795
Comprehensive Income:
Net Income	-	-	-	23,497	23,497	30	23,527
Pension plan liability adjustment in equity and consolidated
interests (net of Argentine taxes of $57)	-	-	(120)	-	(120)	-	(120)
Total Comprehensive Income							23,407
Dividends declared ($0.08 per share)	-	-	-	(2,355)	(2,355)	(10)	(2,365)
BALANCE, December 31, 2009 (1)	295	9,105	(1,390)	197,623	205,633	204	205,837
Comprehensive Income:
Net Income	-	-	-	25,800	25,800	34	25,834
Pension plan liability adjustment in equity and consolidated
interests (net of Argentine taxes of $90)	-	-	166	-	166	-	166
Total Comprehensive Income							26,000
Dividends declared ($0.08 per share)	-	-	-	(2,355)	(2,355)	(24)	(2,379)
BALANCE, December 31, 2010 (1)	$295	$9,105	$(1,224)	$221,068	$229,244	$214	$229,458

(1) The accumulated other comprehensive loss is net of tax and consists entirely of the adjustment related to pension plan liability

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(Amounts in Thousands Except Per Share Amounts)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$25,834	$23,527	$23,825
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(16,158)	(14,143)	(16,375)
Dividends received from Argentine investment	14,077	5,306	6,962
Deferred income tax (benefit)	(158)	(315)	(215)
Depreciation, depletion and amortization	16,887	15,430	13,278
Changes in accounts receivable	(1,773)	(864)	491
Changes in inventory	147	212	(656)
Changes in other current assets	164	(180)	3,894
Changes in accounts payable	933	(3,418)	985
Changes in advances from joint venture partners	(114)	(154)	(3,688)
Changes in affiliate payables, net	(1)	(1,376)	1,220
Changes in accrued liabilities	(437)	796	100
Changes in income taxes payable	(476)	3,826	(1,086)
Other, including changes in noncurrent assets and liabilities	113	(385)	501
Net cash provided by operating activities	39,038	28,262	29,236
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(33,829)	(17,916)	(32,202)
Purchase of properties	-	(2,600)	-
Short-term investments:
Purchase of short-term investments	-	-	(17,130)
Proceeds from short-term investments	-	-	18,227
Changes in long-term investments	-	(779)	-
Changes in noncurrent restricted cash	-	(4,000)	-
Net cash used in investing activities	(33,829)	(25,295)	(31,105)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(24)	(10)	(13)
Dividends paid	(2,355)	(4,342)	(10,304)
Net cash used in financing activities	(2,379)	(4,352)	(10,317)

Increase (decrease) in cash and cash equivalents	2,830	(1,385)	(12,186)

Cash and cash equivalents at beginning of period	32,404	33,789	45,975

Cash and cash equivalents at end of period	$35,234	$32,404	$33,789

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,184	$4,980	$6,778

________________________
* Increases to property plant and equipment, net of asset dispositions	$(33,948)	$(23,568)	$(32,202)
Changes in related accounts payable and accrued liabilities	119	3,052	-
Capital expenditures	$(33,829)	$(20,516)	$(32,202)

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

Apco began E&P activities in Argentina in the late 1960s, and as of December 31, 2010, had interests in eight oil and gas producing concessions and two exploration permits in Argentina, and three exploration and production contracts in Colombia.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  The Company also has exploration activities currently ongoing in both Argentina and Colombia.  As of December 31, 2010, all of the Company’s operating revenues and equity income, and all but $2.6 million of its long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

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

Summary of Significant Accounting Policies

Use of Estimates

Oil and gas operations are high risk in nature. A successful operation requires that a company deal with uncertainties about the subsurface that even a combination of experience, scientific information and careful evaluation cannot always overcome. Because the Company’s assets are located primarily in Argentina, management has historically been required to deal with the impact of inflation, currency devaluation and currency controls. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates and assumptions include: (i) impairment assessments of investments and long-lived assets; (ii) environmental remediation obligations; (iii) realization of deferred income tax assets (iv) oil and natural gas reserves; and (v) asset retirement obligations.

Segments

All of the Company’s producing operations which presently generate revenues are located in Argentina and its only business in Argentina is oil and gas exploration and production. As a result, management views all of the Company’s business and operations to be one segment.

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred. We do not require collateral from our purchasers.  Any product produced that has not been delivered is reported as inventory and is valued at the lower of cost or market. When cost is calculated, it includes total per unit operating cost and depreciation. Transportation and storage costs are recorded as expenses when incurred. The Company has had no contract imbalances relating to either oil or gas production.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents.

Inventory Valuation

Includes hydrocarbons and spare-parts materials, which are accounted for at production and acquisition cost, respectively.

APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession life using the units of production method based on proved and proved developed reserves. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of 3 to 15 years. The Company reviews its proved and unproved properties for impairment on a property by property basis and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable. If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds the present value of the estimated future net revenues (“fair value”). In estimating future net revenues, the Company utilizes what we believe are market participation assumptions, including an oil and natural gas price forecast that it believes to be reasonable given the pricing environment in Argentina. Due to the volatility of oil and gas prices, it is possible that the Company’s assumptions regarding oil and gas prices may change in the future.

Unproved properties may include concession acquisition costs and costs of acquired unproved reserves. Concession acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining concession contract term and recent drilling results.  Costs of acquired unproved properties are assessed annually, or as conditions warrant, for impairment using estimated future discounted cash flows on a field basis and considering our future drilling plans. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

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

Environmental Obligations

The governments of Argentina and Colombia, at both the federal and provincial levels, promulgate and propose new rules and issue updated guidance to existing rules.  We therefore accrue environmental remediation costs for oil and natural gas production activities as they are identified in conjunction with the operators of our concession interests.  At December 31, 2010, we have accrued liabilities of $524 thousand for these costs.

Income Taxes

Deferred income taxes are computed using the liability method and are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Fair Value

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities is equivalent to fair value.

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

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment accounts and is also recorded as equity income (loss) from Argentine investment.  Dividends from Petrolera are recorded as reductions of the Company’s investment. At December 31, 2010, cumulative undistributed earnings in Petrolera were $152.1 million.

The Company’s carrying amount of its investment in Petrolera is greater than its proportionate share of Petrolera’s net equity by $518 thousand.  The reasons for this basis difference are: (i) goodwill recognized on its acquisition of additional Petrolera shares in 2002 and 2003; (ii) certain costs expensed by Petrolera but capitalized by the Company; (iii) recognition of a provision for doubtful account associated with a  receivable held by Petrolera; and (iv) a difference from periods prior to 1991 when the Company accounted for its interest in Petrolera under the cost recovery method, which will be recognized upon full recovery of the Company’s investment.

Petrolera’s financial position at December 31, 2010 and 2009 is as follows.  Amounts are stated in thousands:

	December 31,	December 31,
	2010	2009

Current assets	$65,621	$72,316
Non current assets	228,875	208,576
Current liabilities	52,158	47,106
Non current liabilities	41,047	44,175

Petrolera’s results of operations for the years ended December 31, 2010, 2009 and 2008 are as follows.  Amounts are stated in thousands:
	2010	2009	2008
Revenues	$218,146	$180,575	$179,980
Expenses other than income taxes	151,087	124,021	116,842
Net income	39,950	34,286	39,932

(3)	Restricted Cash

Restricted cash of $4 million as of December 31, 2010, is related to a farm-in agreement for an exploration block in Colombia.  As part of the contractual requirements related to the block, Apco issued a $4 million letter of credit in July of 2009.  The letter of credit expires on January 12, 2011, and is collateralized by cash.  The restricted cash is invested in a short-term money market account with a financial institution.  As of December 31, 2009, the restricted cash was classified as other non-current assets.

(4)	Exploratory Well Costs Pending the Determination of Proved Reserves

For the years ended December 31, 2010, 2009, and 2008, the changes in capitalized exploratory drilling costs pending the determination of proved reserves are detailed in the table below.  The balance as of each year end consisted of wells that were in progress for less than one year.

Changes in exploratory well costs pending determination of reserves:

(Amounts in thousands)	2010	2009	2008

Balance, beginning of year	$-	$1,188	$1,367
Additions	101	-	1,188
Transfers to proved properties	-	(1,188)	(445)
Expensed	-	-	(922)
Total	$101	$-	$1,188

(5)	Major Customers

Sales to customers with greater than ten percent of total operating revenues consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
Petrobras Argentina S.A.	48.98%	45.23%	76.5%
Esso Petrolera Argentina S.A.	22.41%	25.77%	-

Management believes that the credit risk imposed by this concentration is offset by the creditworthiness of these two customers and upon expiration, the oil sales contracts with these customers will be extended or replaced.

(6)	Related Party Transactions

The Company incurred expenses in 2010, 2009, and 2008, from Williams and affiliates for management services,  overhead allocation, rent, general and administrative expenses (including the costs of compensating employees of Williams who allocate a portion of their time to managing the affairs of the Company), internal audit services, and purchases of materials and supplies.  These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams.

The Company sold hydrocarbons to Petrobras Argentina, the majority shareholder of Petrolera, in 2010, 2009, and 2008.

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

As of December 31, 2010 and 2009, the balances of related party transactions were as follows:

	(Amounts in thousands)

Accounts Receivable	December 31,
	2010	2009

Petrobras Argentina S.A.	$2,523	$4,167
Petrolera Entre Lomas S.A.	405	-
	$2,928	$4,167

Affiliate Receivable

Northwest Argentina Corporation (2)	$-	$156
	$-	$156
Affiliate Payable

Williams Production Company LLC (1)	$208	$397
The Williams Companies, Inc.	89	57
	$297	$454

For the years ended December 31, 2010, 2009 and 2008, revenues and expenses derived from related party transactions were as follows:

	(Amounts in thousands)

Revenues from hydrocarbons sold	2010	2009	2008

Petrobras Argentina S.A.	$43,007	$32,877	$51,686

Expenses

Williams Production Company LLC (1)	$1,261	$1,389	$1,266
The Williams Companies, Inc.	89	40	79
	$1,350	$1,429	$1,345

(1) Williams Production Company LLC is a wholly owned subsidiary of The Williams Companies, Inc.
(2) Northwest Argentina Corporation is a wholly owned subsidiary of The Williams Companies, Inc.

(7)	Accrued Liabilities

At December 31, 2010 and 2009 accrued liabilities consisted of the following:

	December 31,	December 31,
(Amounts in thousands)	2010	2009

Taxes other than income payable	$593	$1,155
Accrued provincial production taxes	687	820
Accrued payroll and other general and adminstrative expenses	1,365	873
Accrued oil and gas expenditures	55	1,872
Other	709	942
	$3,409	$5,662

(8)	Income Taxes

The Company incorporated in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., is not subject to U.S. income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax. All of the Company’s income during 2010, 2009, and 2008 was generated outside the United States.

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is because the Company currently incurs income taxes only in Argentina where all of its oil and gas income generating activities are presently located. Additionally, equity income from Argentine investment is recorded by the Company on an after tax basis.  The Company also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction.  Therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas bank accounts, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, and foreign exchange gains and losses resulting from changes in the value of the peso which do not affect taxable income in Argentina.   The Company also incurred expenses related to exploration activity in Colombia that provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.

The Company recorded expenses for Argentine taxes as presented in the following table. Amounts are stated in thousands. The Company is not subject to taxes in any other jurisdiction.

	Twelve Months Ended
	December 31,
	2010	2009	2008
Income taxes:
Current	$9,852	$8,308	$6,885
Deferred	(158)	(315)	(215)
Income tax expense	$9,694	$7,993	$6,670

Reconciliations from the provision for income taxes from continuing operations at the Argentine statutory rate to the realized provision for income taxes as follows:

	2010	2009	2008

Provision at statutory rate	$12,434	$11,032	$10,674
Increases (decreases) in taxes resulting from:
Equity income previously taxed in Argentina	(5,655)	(4,950)	(5,703)
Expenses incurred in non-tax jurisdictions	1,205	1,486	1,374
Income received in non-tax jurisdictions	(1,020)	(1,105)	(717)
US dollar remeasurement effect	613	949	713
Changes in valuation allowance	1,763	256	-
Other - net	354	325	329
	$9,694	$7,993	$6,670

Income taxes payable at December 31, 2010 and 2009 were $3.2 million and $3.7 million, respectively. The deferred Argentine income tax benefit relates primarily to certain costs capitalized for Argentine tax purposes and the tax effect of accrued benefit plan obligations included in Accumulated Other Comprehensive Loss that are expensed for financial reporting purposes.

The deferred tax asset at December 31 for each of the years presented consists of the following.  Amounts are stated in thousands:

	2010	2009
Deferred tax assets:
Defined contribution retirement plan accrual	$211	$152
Other assets	86	-
Property basis difference and asset retirement obligation	334	341
Accrued liabilities	-	95
Foreign carryovers	2,020	294
Retirement plan obligations	421	452
Other long term liabilites	183	-
Total deferred tax assets	3,255	1,334
Less valuation allowance	2,019	256
Net deferred tax assets	$1,236	$1,078

The valuation allowance at December 31, 2010 serves to reduce the recognized tax benefit associated with a foreign carryover to an amount that will, more likely than not, be realized.  We do not expect to be able to utilize the $2 million of foreign deferred tax assets until such time as we generate sufficient taxable income in Colombia to absorb the carryover losses.

As of December 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

It is the Company’s policy to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is six years and the tax years 2003 through 2010 remain open to examination.

(9)	Defined Contribution Retirement Plan

In April 2004, the Company formed a defined contribution retirement benefit plan for its Argentine employees.  Assuming the current level of staffing, future annual contributions are expected to range between $50 thousand to $150 thousand and will be charged to expense as earned. In March 2011, the Company made a contribution of $100 thousand.  This amount was accrued as administrative expense in 2010. The total amount expensed in 2009 was $96 thousand.  Plan contributions are based on employees’ current levels of compensation and years of service. Employees vest at a rate of 20 percent per year with full vesting after five years.

(10)	Long-Term Liabilities

At December 31, 2010 and 2009, long-term liabilities consisted of the following.  Amounts are stated in thousands:

	2010	2009
Long-term liabilities
Retirement plan obligations	$774	$949
Asset retirement obligations	1,411	2,098
Other	524	-
	$2,709	$3,047

Retirement plan obligations represent the Company’s proportionate share of the obligation arising from the pension plan that covers all employees of Petrolera, the operator of the Entre Lomas concession. The Company’s proportionate share of the projected benefit obligation at December 31, 2010 and 2009, was $2.3 million and $2.4 million, respectively, while the fair value of plan assets (which are invested in money market mutual funds and treasury federal funds) was $1.6 million and $1.4 million, respectively.  The Company expects its contributions in 2011 to be less than $200 thousand.

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

To date, this process has not advanced beyond what is described in the previous paragraphs.  The Company anticipates that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, it is premature to reach a conclusion as to the probability of an ultimate outcome or the amount of any loss to the Company that might result from this proceeding.  There have been no new developments with regard to this matter since the Company filed its formal response in December 2004.

Commitments

Commitments for international oil and gas activities including drilling and seismic investments for concession extensions are approximately $30.8 million at December 31, 2010.  Additionally, during 2009 the terms of portions of our concessions located in the province of Neuquén were extended for an additional 10 years.  As a result of the extensions, we also agreed to make expenditures for oil and gas activities net to our direct working interest of approximately $12 million during the three year period ending December 31, 2011, $13 million during the three year period ending December 31, 2014, and $29 million between 2015 and 2026.

(12)	Subsequent Events

In January 2011, a letter of credit of $4 million for exploration activities in Colombia expired and a second letter of credit which will expire in January of 2013 was issued and collateralized by $2.9 million of cash.

On February 16, 2011, Williams announced that its Board of Directors approved pursuing a plan to separate Williams into two standalone, publicly traded corporations. The plan calls for the separation of its exploration and production business via an initial public offering in 2011 of up to 20 percent of a corporation holding that business ("New E&P") and, in 2012, a spin-off to Williams’ shareholders of its remaining interest in New E&P.  Williams stated its intention to include its interest in Apco in New E&P.  Williams retains the discretion to determine whether and when to execute the spinoff.

(13)	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in Thousands Except Per Share Amounts)
2010
Operating revenues	$19,818	$21,810	$21,686	$24,501
Costs and expenses	17,465	16,436	16,801	18,179
Investment income	3,897	4,492	3,537	4,668
Net income	4,004	7,126	6,595	8,109
Amounts attributable to Apco Oil and Gas International Inc:
Net income	3,996	7,117	6,589	8,098
Net income per ordinary share	0.14	0.24	0.22	0.28

2009
Operating revenues	$17,257	$15,818	$19,059	$20,582
Costs and expenses	13,980	12,190	14,701	14,889
Investment income	3,212	3,562	3,585	4,205
Net income	5,025	5,398	6,328	6,776
Amounts attributable to Apco Oil and Gas International Inc:
Net income	5,018	5,394	6,319	6,766
Net income per ordinary share	0.17	0.18	0.21	0.23

Net income for the fourth quarter of 2010 includes a $524 thousand unfavorable pre-tax adjustment to operating expenses and a $442 thousand adjustment to our equity income from our Argentine investment due to the recognition of environmental remediation costs in our Neuquén basin properties.

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Oil and Natural Gas Reserves

Proved Oil, Condensate and Plant Products

The following table summarizes changes in quantities and balances of net proved oil, condensate and plant product reserves for each of the years presented. All of our reserves are located in Argentina.  Ninety-nine percent of net proved oil reserves as of December 31, 2010, were audited by our independent reserve engineer, Ralph E. Davis Associates, Inc. (“Davis”), and one percent was audited by RPS Energy.

	(Millions of Barrels)

	Interests
	Consolidated	Equity	Combined

December 31, 2007	10.1	11.0	21.1
Revisions of previous estimates:
Engineering revisions	(0.1)	0.2	0.1
Extensions and discoveries	0.9	0.9	1.8
Production	(1.4)	(1.6)	(3.0)
December 31, 2008	9.5	10.5	20.0

Proved developed as of December 31, 2008	6.4	6.9	13.3
Proved undeveloped as of December 31, 2008	3.1	3.6	6.7

December 31, 2008	9.5	10.5	20.0
Revisions of previous estimates:
Engineering revisions	0.7	0.8	1.5
Extensions and discoveries	1.9	2.5	4.4
Contract modifications	1.3	1.7	3.0
Production	(1.6)	(1.7)	(3.2)
December 31, 2009	11.9	13.8	25.8

Proved developed as of December 31, 2009	7.5	8.5	16.1
Proved undeveloped as of December 31, 2009	4.4	5.3	9.7

December 31, 2009	11.9	13.8	25.8
Revisions of previous estimates:
Engineering revisions	0.1	0.3	0.4
Extensions and discoveries	2.1	1.9	4.0
Production	(1.4)	(1.7)	(3.1)
December 31, 2010	12.7	14.4	27.1

Proved developed as of December 31, 2010	7.7	8.9	16.6
Proved undeveloped as of December 31, 2010	5.0	5.5	10.5

·	Volumes presented in the above table have not been reduced by the approximately 12 percent provincial production tax that is paid separately and is accounted for as an expense by Apco.

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Natural Gas

The following table summarizes changes in quantities and balances of net proved natural gas reserves for each of the years presented.  All of our reserves are located in Argentina.  As of December 31, 2010, 91 percent of the net proved natural gas reserves was audited by Davis and nine percent was audited by RPS Energy.

	(Billions of Cubic Feet)

	Interests
	Consolidated	Equity	Combined

December 31, 2007	51.6	24.1	75.7
Revisions of previous estimates:
Engineering revisions	9.9	1.6	11.5
Extensions and discoveries	6.3	1.6	7.9
Production	(6.2)	(3.4)	(9.6)
December 31, 2008	61.6	23.9	85.5

Proved developed as of December 31, 2008	40.3	18.8	59.1
Proved undeveloped as of December 31, 2008	21.3	5.1	26.4

December 31, 2008	61.6	23.9	85.5
Revisions of previous estimates:
Engineering revisions	1.9	0.7	2.6
Extensions and discoveries	7.5	9.7	17.2
Contract modifications	4.3	5.6	9.9
Production	(7.5)	(3.8)	(11.3)
December 31, 2009	67.8	36.1	103.9

Proved developed as of December 31, 2009	44.0	23.0	67.0
Proved undeveloped as of December 31, 2009	23.8	13.1	36.9

December 31, 2009	67.8	36.1	103.9
Revisions of previous estimates:
Engineering revisions	(7.4)	2.2	(5.2)
Extensions and discoveries	11.9	13.7	25.6
Production	(7.7)	(3.8)	(11.5)
December 31, 2010	64.6	48.2	112.8

Proved developed as of December 31, 2010	39.8	27.9	67.7
Proved undeveloped as of December 31, 2010	24.8	20.3	45.1

•
A portion of our natural gas reserves are consumed in field operations. The volume of natural gas reserves for 2008, 2009, and 2010 estimated to be consumed in field operations included as proved natural gas reserves within consolidated interest is 14.8 bcf, 13.8 bcf, and 14.8 bcf, respectively, and within the equity interest is 15.6 bcf, 13.7 bcf, and 16.6 bcf.

•
Volumes presented in the above table have not been reduced by the approximately 12 percent provincial production tax that is paid separately and is accounted for as an expense by Apco. The tax is paid on volumes sold to customers, but not on natural gas consumed in operations.

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

The increase in our total proved reserves for 2010 is attributable to successful development drilling that resulted in upgrading reserves previously classified as probable and possible to proved and successful exploration discoveries.  Revisions in 2010 of natural gas reserves relating to our consolidated interest are primarily a result of lower than expected production performance in our Northwest basin properties.  There were no estimates of total proved net oil or gas reserves filed with any other United States Federal authority or agency during any of the years presented.  The new rules and expanded definitions of oil and gas reserves supported by reliable technologies and practices have not had a material impact on our current estimate of reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is based on the estimated quantities of proved reserves. During 2009 we adopted prescribed accounting revisions associated with oil and gas authoritative guidance. Those revisions include using the 12-month average price computed as an un-weighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. These revisions are reflected in our 2010 and 2009 amounts. For the years-ended December 31, 2010 and 2009, the average oil prices used in the estimates were $52.11 and $43.62 per barrel.  For the year ended December 31, 2008, the year-end oil price used in the estimate was $46.94 per barrel.

For the years-ended December 31, 2010 and 2009, the average natural gas prices used in the estimates were $1.63 and $1.93 per mcf.  Future natural gas revenues included in the standardized measure consist of estimated natural gas production volumes, net of natural gas volumes consumed in operations as described in the footnote in the natural gas reserves table above.  For the year ended December 31, 2008, the year-end natural gas price used in the estimate was $1.86 per mcf.  Prior to the year-ended December 31, 2009, values for natural gas consumed in field operations were included both as revenues in future cash inflows and as gas consumption expense in future production and development costs.  For the year 2008, the amounts attributable to natural gas consumption that were included as both revenues and natural gas consumption expense in Consolidated Interests are $27 million and $24 million in Equity Interests.

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

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Standardized Measure of Discounted Future Net Cash Flows

The following tables summarize the standardized measure of discounted future net cash flows from proved oil and natural gas reserves that could be produced from our concessions in Argentina for each of the years presented:

	(Millions of Dollars)

	Interests
	Consolidated	Equity	Combined
As of December 31, 2008
Future cash inflows	$555	$520	$1,075
Less:
Future production costs	(169)	(162)	(331)
Future development costs	(87)	(95)	(182)
Future income tax expense	(66)	(73)	(139)
Future net cash flows	233	190	423
Less 10 percent annual discount for estimated timing of cash flows	(72)	(59)	(131)
Standardized measure of discounted future net cash flows	$161	$131	$292

As of December 31, 2009
Future cash inflows	$616	$614	$1,230
Less:
Future production costs	(214)	(228)	(442)
Future development costs	(83)	(91)	(174)
Future income tax expense	(67)	(73)	(140)
Future net cash flows	252	222	474
Less 10 percent annual discount for estimated timing of cash flows	(97)	(93)	(190)
Standardized measure of discounted future net cash flows	$155	$129	$284

As of December 31, 2010
Future cash inflows	$747	$787	$1,534
Less:
Future production costs	(266)	(278)	(544)
Future development costs	(89)	(92)	(181)
Future income tax expense	(98)	(114)	(212)
Future net cash flows	294	303	597
Less 10 percent annual discount for estimated timing of cash flows	(109)	(117)	(226)
Standardized measure of discounted future net cash flows	$185	$186	$371

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Changes in Standardized Measure

The following analysis summarizes the factors that caused the changes in the amount of standardized measure attributable to the estimate of our Argentine proved oil and gas reserves for each of the years presented.

	(Millions of Dollars)

For the Year Ended December 31, 2008	Interests
	Consolidated	Equity	Combined

Standardized measure of discounted future net cash flows beginning of period	$132	$115	$247
Changes during the year:
Revenues, net of production costs	(51)	(55)	(106)
Net changes in prices and production costs	25	34	59
Additions and revisions of previous estimates	50	38	88
Changes in estimated development costs	(36)	(36)	(72)
Development costs incurred during current period	33	25	58
Changes in production rates, timing, and other	(7)	(8)	(15)
Accretion of discount	12	18	30
Net changes in income taxes	3	0	3
Net changes	29	16	45
Standardized measure of discounted future net cash flows end of period	$161	$131	$292

For the Year Ended December 31, 2009	Interests
	Consolidated	Equity	Combined

Standardized measure of discounted future net cash flows beginning of period	$161	$131	$292
Changes during the year:
Revenues, net of production costs	(44)	(45)	(89)
Net changes in prices and production costs	(35)	(49)	(84)
Additions and revisions of previous estimates	69	88	157
Changes in estimated development costs	(1)	(3)	(4)
Development costs incurred during current period	17	21	38
Changes in production rates, timing, and other	(28)	(29)	(57)
Accretion of discount	20	17	37
Net changes in income taxes	(4)	(2)	(6)
Net changes	(6)	(2)	(8)
Standardized measure of discounted future net cash flows end of period	$155	$129	$284

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

	(Millions of Dollars)

For the Year Ended December 31, 2010	Interests
	Consolidated	Equity	Combined

Standardized measure of discounted future net cash flows beginning of period	$155	$129	$284
Changes during the year:
Revenues, net of production costs	(54)	(55)	(109)
Net changes in prices and production costs	34	43	77
Additions and revisions of previous estimates	30	63	93
Acquisition of reserves	2	-	2
Changes in estimated development costs	(12)	(15)	(27)
Development costs incurred during current period	26	25	51
Changes in production rates, timing, and other	(3)	(2)	(5)
Accretion of discount	20	17	37
Net changes in income taxes	(13)	(20)	(33)
Net changes	30	57	87
Standardized measure of discounted future net cash flows end of period	$185	$186	$371

Capitalized Costs Related to Oil and Gas Producing Activities

Total capitalized costs related to oil and gas producing activities for our consolidated interests are as follows:

(Amounts in thousands)	2010	2009

Proved oil and gas properties	$212,703	$180,120
Unproved oil and gas properties	2,978	2,878
	215,681	182,998
Accumulated depreciation, depletion and amortization	(109,174)	(93,621)
Total	$106,507	$89,377

Total capitalized costs related to oil and gas producing activities net to our equity interests included in the balance sheet of our equity investee, Petrolera, are as follows:

Capitalized costs related to Petrolera:

(Amounts in thousands)	2010	2009

Proved oil and gas properties	$220,107	$187,019
Unproved oil and gas properties	-	-
	220,107	187,019
Accumulated depreciation, depletion and amortization	(128,993)	(108,539)
Total	$91,114	$78,480

APCO OIL AND GAS INTERNATIONAL INC.
UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION

Costs Incurred in Acquisitions, Exploration, and Development

The following table details costs incurred for acquisitions, exploration, and development during 2008, 2009 and 2010. Costs incurred include capitalized and expensed items.

	Interests
(Amounts in Millions)	Consolidated	Equity	Combined

For the year ended December 31, 2008
Acquisition	$-	$-	$-
Exploration	8.8	6.7	15.5
Development	27.3	24.8	52.1
Asset retirement obligations	0.1	0.1	0.2
Total	$36.2	$31.6	$67.8

For the year ended December 31, 2009
Acquisition:
Unproved properties	$2.6	$-	$2.6
Exploration	3.4	3.4	6.8
Development	17.9	19.8	37.7
Asset retirement obligations	0.7	0.9	1.6
Total	$24.6	$24.1	$48.7

For the year ended December 31, 2010
Exploration	$13.3	$2.7	$16.0
Development	27.4	26.2	53.6
Asset retirement obligations	(0.7)	(0.9)	(1.6)
Total	$40.0	$28.0	$68.0

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

See “Management’s Annual Report on Internal Control over Financial Reporting” set forth in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

There have been no changes during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our articles of association provide for a Board of Directors of not less than three and not more than nine persons.  The articles of association also provide that at each annual general meeting of shareholders one-third of the directors, or if their number is not three or a multiple of three, then the number nearest one-third, must retire from office. The directors to retire in every year are those who have been longest in office since their last election and retiring directors are eligible to be re-elected as directors. Between persons who become directors on the same day those to retire are determined by lot unless they otherwise agree among themselves as to who will retire. Directors appointed by the Board of Directors to fill a vacancy or as an addition to the existing directors hold office until the next following annual meeting of shareholders and are not taken into account in determining the directors who are to retire by rotation as described above.  Mr. Piero Ruffinengo was last elected as a director at the annual general meeting of shareholders held in 2007.  Messrs. Keith E. Bailey and Messrs. Ralph A. Hill were last elected as directors at the annual general meeting of shareholders held in 2008.  Messrs. Robert J. LaFortune and John H. Williams were last elected at the annual general meeting of shareholders held in 2009.  Messrs Bryan K. Guderian and Rodney J. Sailor were last elected as directors at the annual general meeting of shareholders held in 2010.  The number of directors is currently seven and if this number remains the same by the next annual general meeting of shareholders, the term of Mr. Ruffinengo and the term of one of Messrs. Bailey or Hill will expire at such meeting.  Our executive officers are elected by the Board of Directors and hold office until relieved of such office by action of the Board of Directors.

The following table sets forth certain information with respect to our executive officers and members of the Board of Directors.

Name	Age	Position

Ralph A. Hill	51	Chairman of the Board, Chief Executive Officer and Director
Landy L. Fullmer	58	Chief Financial Officer, Chief Accounting Officer, Controller and Vice President
Thomas Bueno	59	President and Chief Operating Officer
Keith E. Bailey	68	Director
Bryan K. Guderian	51	Director
Robert J. LaFortune	84	Director
Piero Ruffinengo	66	Director
Rodney J. Sailor	52	Director
John H. Williams	92	Director

Business Experience and Qualifications

Below is information about our directors and executive officers, including experience in the following areas that are important qualifications for directors in the context of our business and structure:

·	Industry Experience in the oil and natural gas exploration and production business.

·	Financial Experience with which to evaluate our financial statements and capital investments.

·	Corporate Governance Experience to support our goals of accountability for management and the Board of Directors and protection of shareholders interests.

·	Legal Experience is valuable to the Board of Director’s oversight of our legal and regulatory compliance.

·	Operating Experience which is relevant to the understanding of our operating plan and strategy.

·	International Business Experience because all of our operations are in South America.

Mr. Hill has served as a director of the Company, Chairman of the Board of Directors, and Chief Executive Officer since 2002.  Since 2003 he has served as a Senior Vice President of The Williams Companies, Inc. (“Williams”) (an integrated natural gas company focused on exploration and production, midstream gathering and processing, and interstate natural gas transportation primarily in the Rocky Mountains, Gulf Coast, Pacific Northwest, Eastern Seaboard, and Marcellus Shale in Pennsylvania) and acts as the President of Williams exploration and production unit.  He joined Williams in 1981 and has held various positions in Williams’ exploration and production, gas marketing, and petroleum services businesses.  Mr. Hill has served as a director of Petrolera Entre Lomas S.A. (“Petrolera”) since 2003.

Mr. Hill’s qualifications include industry, financial, operating, and international business experience.

Mr. Bailey has served as a director of the Company since 2002.  He has served as a director and Chairman of the Board of Cloud Peak Energy Inc. (a U.S. coal producer) since September 2009.  Since 2005, Mr. Bailey has served as a director of the general partner of Mark West Energy Partners, L.P. (“MarkWest”) (a U.S. midstream energy company), and serves on its Corporate Governance Committee and is Chairman of its Compensation Committee.  Mr. Bailey formerly served on MarkWest’s Finance Committee and as the Chairman of its Audit Committee.  He has served as a director of AEGIS Insurance Services Inc. (a mutual insurance company) since 2001 and serves on its Investment Committee.  Since 2007, Mr. Bailey has served as a director of Integrys Energy Group, Inc. (“Integrys”) (which provides services and products in the regulated and unregulated U.S. energy markets) and serves on its Audit Committee and as the Chairman of its Finance Committee.  He served as a director and was a member of the Audit and Oil and Gas Committees of People’s Energy from 2005 to 2007, when People’s Energy merged with Integrys.  Mr. Bailey served as Chairman of the Board and Chief Executive Officer of Williams from 1994 to 2002, as President from 1992 to 2001, and as Executive Vice President and Chief Financial Officer from 1986 to 1992.  Mr. Bailey previously served as a director of the Company from 1987 to 1998 and as our Chairman of the Board from 1992 to 1996.  He served as a director of Petrolera from 1988 to 1999.

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

Mr. LaFortune has served as a director of the Company since 1998.  He is self-employed and manages, evaluates, and analyzes personal investments.  Mr. LaFortune is also a director of the Bank of Oklahoma Financial Corporation (a regional financial services company based in Tulsa, Oklahoma) and serves on the Credit Committee and formerly served on its Audit Committee.  He served as a director of Williams from 1978 to 1999, including six years as Chairman of its Audit Committee.  He was the Mayor of the City of Tulsa from 1970-1978 and the Commissioner of Streets and Public Property for the city from 1964 to 1970.  Mr. La Fortune was a co-owner of an independent U.S. oil and gas exploration and production company from 1956 to 1963.  He is also a member of the National Executive Board of the Boy Scouts of America, a member of the Executive Committee of the Philbrook museum, a member of the Board of Trustees of the Tulsa Performing Arts Center, and Vice-Chairman of the Board and Chairman of the Audit Committee and Compliance Committee of St. John Health System.

Mr. La Fortune’s qualifications include industry, financial, and corporate governance experience.

Mr. Sailor has served as a director of the Company since 2006.  He has served as Vice President and Treasurer of Williams since 2005 and is responsible for overseeing Williams’ enterprise risk management function.  Mr. Sailor served as Assistant Treasurer of Williams from 2001 to 2005 and was responsible for capital structuring and capital markets transactions, and management of Williams’ liquidity position.  Mr. Sailor served as Vice President of Strategic International Development and Latin America for the former telecommunications business unit of Williams from 1999 to 2001.  He held various positions at Williams involving international finance, corporate finance, strategic planning and development, and accounting from 1985 to 1999.  Mr. Sailor served as a director of Williams Partners GP LLC, the general partner of Williams Partners L.P. (“WPZ”) (a publicly traded master limited partnership formed by Williams that is focused on natural gas transportation, gathering, treating and processing, storage, natural gas liquids fractionation, and oil transportation), from October 2007 to February 2010.  He served as a director of Williams Pipeline GP LLC, the general partner of Williams Pipeline Partners L.P. (“WMZ”) (a limited partnership formed by Williams that owned and operated natural gas transportation and storage assets), from January 2008 until WMZ merged with WPZ in August 2010.

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

Mr. Ruffinengo has served as a director of the Company since 2002.  He has been engaged in the private practice of law in Salt Lake City, Utah since 1984.  He served the Company as a consultant from 1984 through 1999.  Mr. Ruffinengo served in a variety of positions for Northwest Energy Company (“Northwest Energy”) and its subsidiary, Northwest Pipeline Corporation (“Northwest Pipeline”), from 1975 to 1983, when Northwest Energy was acquired by Williams.  Those positions included General Counsel of Northwest Pipeline and the Company, Vice President of Mergers and Acquisitions, and Vice President of International Operations.  Over his career, Mr. Ruffinengo has practiced law in the areas of corporate governance and compliance, commercial transactions, oil and gas law, intellectual property, finance, and domestic and international litigation.  Mr. Ruffinengo served as a director of Petrolera at various times in the past and most recently from 2002 to 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC and The Nasdaq Stock Market reports of ownership of Company securities and changes in reported ownership.  Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that during the fiscal year ended December 31, 2010 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s directors, officers and employees. The Code of Ethics is consistent with the criteria for codes of ethics and conduct established by the rules of the U.S. Securities and Exchange Commission and the listing standards of The Nasdaq Stock Market. The Code of Ethics is also available on our Internet website at http://www.apcooilandgas.com under the “Investor Relations” tab.  We will also provide, free of charge, a copy of any of our Code of Ethics upon written request to the Corporate Secretary, Apco Oil and Gas International Inc., 3500 One Williams Center, Tulsa, Oklahoma 74172. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our directors and executive officers, principal accounting officer, or controller on our Internet website at http://www.apcooilandgas.com under the “Investor Relations” tab, promptly following the date of any such amendment or waiver.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is managed by the employees of Williams and all of our executive officers are employees of Williams.  The Company’s executive officers are compensated directly by Williams rather than by the Company.  All decisions as to the compensation of the Company’s executive officers are made by Williams.  Therefore, the Company does not have any policies or programs relating to compensation of its executive officers and does not make any decisions relating to such compensation.  A full discussion of the policies and programs of Williams will be set forth in the proxy statement for Williams’ 2011 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.” Williams charges the Company, pursuant to an administrative services agreement, an annual flat fee for the services of certain Williams’ employees, other than Mr. Bueno, who dedicate a significant amount of time to the affairs of the Company. Williams also charges the Company, pursuant to the terms of the same agreement, a fee for Mr. Bueno’s services based on both his actual total compensation and an estimated percentage of his time that is dedicated to performing services for the Company.  Please read “Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement and — Review, Approval or Ratification of Transactions with Related Persons” for more information regarding this arrangement.

Executive Compensation

In 2010, the Company incurred an allocated charge of $180,059 for Mr. Bueno's salary and $128,989 for his cash incentive bonus.  In 2009, the Company incurred an allocated charge of $173,504 for Mr. Bueno's salary and $108,478 for his cash incentive bonus.  In 2008, the Company incurred an allocated charge of $160,793 for Mr. Bueno's salary and $95,963 for his cash incentive bonus.   Each year the Company also incurs a charge for Mr. Bueno’s benefits, including without limitation his pension and welfare benefits, which charge is equal to approximately 33 percent of the allocated charge incurred by the Company for Mr. Bueno’s salary in that year.  This benefits charge was $60,020 in 2010, $57,835 in 2009 and $53,598 in 2008.

Further information regarding the compensation of our principal executive officer, Ralph A. Hill, who also serves as a Senior Vice President of Williams, will be set forth in the proxy statement for Williams' 2011 annual meeting of stockholders which will be available upon its filing on the SEC's website at http://www.sec.gov and on Williams' website at http://www.williams.com under the heading "Investors—SEC Filings."  Further information regarding the portion of Mr. Hill's compensation and that of Landy L. Fullmer, who serves as the Company’s Chief Financial Officer, allocable to us may be found in this filing under the heading "Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement."

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not maintain a compensation committee. The executive officers of the Company during 2010 were employees of Williams and compensation decisions with respect to those individuals were determined by Williams.

Compensation Policies and Practices as They Relate to Risk Management

All of our employees are located in Argentina.  We do not believe that our compensation policies and practices create risks reasonably likely to have a material adverse effect on us.  Our executive officers and certain other persons who provide services to us pursuant to an administrative services agreement are employees of Williams.  For more information about this arrangement, please read “Certain Relationships and Related Party Transactions, and Director Independence — Transactions with Related Persons — Administrative Services Agreement.”  For an analysis of any risks arising from Williams’ compensation policies and practices, please read the proxy statement for Williams’ 2011 annual meeting of stockholders which will be available upon its filing on the SEC’s website at http://www.sec.gov and on Williams’ website at http://www.williams.com under the heading “Investors — SEC Filings.”

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

For their service, Non-Management Directors received the following compensation in 2010:
Name	Fees earned or paid in cash(1)	Share Awards	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Keith E. Bailey	$59,000	—	—	—	$0	$59,000
Robert J. LaFortune	$67,000	—	—	—	$0	$67,000
Piero Ruffinengo	$59,000	—	—	—	$0	$59,000
John H. Williams	$67,000	—	—	—	$0	$67,000

(1)	This column includes quarterly and meeting attendance fees earned for each person in 2010.

Compensation Committee Report

The Board of Directors does not have a compensation committee.  The Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

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

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned		Percent of Class

The Williams Companies, Inc.	20,301,592	(1)	68.96%
Williams Global Energy (Cayman) Limited	20,301,592	(1)	68.96%
NSB Advisors LLC	6,129,653	(2)	20.82%

(1)
A Schedule 13D/A filed on February 18, 2011 indicates that Williams Global Energy (Cayman) Limited (“Williams Global Energy”) is the record holder of 20,301,592 of our ordinary shares.  The Schedule 13D/A further indicates that Williams Global Energy is an indirect, wholly owned subsidiary of The Williams Companies, Inc.    The address of Williams is One Williams Center, Tulsa, Oklahoma 74172.  The address of Williams Global Energy is Ugland House, South Church Street, George Town, Cayman Islands, KY1-1104.

(2)
A Schedule 13G filed with the SEC on January 10, 2011 indicates that NSB Advisors LLC (“NSB”), is an Investment Advisor registered under Section 203 of the Investment Advisors Act of 1940 and has sole dispositive power for 6,129,653 of our ordinary shares. The address of NSB is 200 Westage Business Center Drive, Suite 228, Fishkill, NY 12524.

The following table sets forth, as of March 1, 2011, the number of our ordinary shares beneficially owned by each of our directors, each of our executive officers, and by all directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

Name of Individual or Group	Number of Ordinary Shares Beneficially Owned	Percent of Class
Keith E. Bailey	804	*
Thomas Bueno	0	*
Landy L. Fullmer	0	*
Bryan K. Guderian	4	*
Ralph A. Hill	4	*
Robert J. LaFortune	20	*
Piero Ruffinengo	4	*
Rodney J. Sailor	4	*
John H. Williams	40	*
All directors and executive officers as a group (9 persons)	880	*

Percentage of shares beneficially owned is based on 29,441,240 ordinary shares outstanding.
___________________
*      Less than one percent.

The following table sets forth, as of March 1, 2011, the number of shares of common stock of The Williams Companies, Inc., beneficially owned by each of our directors, each of our named executive officers, and by all directors and executive officers as a group.  Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly (1)(2)	Shares Underlying Options Exercisable Within 60 Days (3)	Total	Percentage of Class

Keith E. Bailey	1,964	0	1,964	*
Thomas Bueno	23,162	25,768	48,930	*
Landy L. Fullmer	6,875	33,006	39,881	*
Bryan K. Guderian	44,951	78,126	123,077	*
Ralph A. Hill	244,401	192,236	436,637	*
Robert J. LaFortune	57,937	0	57,937	*
Piero Ruffinengo	0	0	0	*
Rodney J. Sailor	42,448	77,981	120,429	*
John H. Williams	1,008,958	0	1,008,958	*
All directors and executive officers as a group (9 persons)	1,430,696	407,117	1,837,813	*

Percentage of common stock beneficially owned is based on 587,641,048 shares outstanding on March 1, 2011.
____________________
*      Less than one percent.

(1)
Includes shares held under the terms of incentive and investment plans as follows:  Mr. Bueno, 9,788 restricted stock units; Mr. Fullmer, 313 shares in The Williams Companies Investment Plus Plan and 3,405 restricted stock units; Mr. Guderian, 41,870 restricted stock units; Mr. Hill, 632 shares in The Williams Companies Investment Plus Plan and 229,274 restricted stock units; Mr. Sailor, 244 shares in The Williams Companies Investment Plus Plan and 37,527 restricted stock units.  Restricted stock units, formerly referred to as deferred stock, includes both time-based and performance-based units and do not have voting or investment power.  Shares held in The Williams Companies Investment Plus Plan have voting and investment power.

(2)
Includes 991,210 shares held in trust by Mr. Williams and 16,246 shares held in trust by his spouse; 224 shares held in trust by Mr. Bailey and 1,740 shares held in trust by his spouse; and 55,346 shares held in trust by Mr. LaFortune.

(3)
The shares indicated represent stock options granted under Williams’ current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of March 1, 2011.  Shares subject to options cannot be voted.

Potential Change in Control – Williams’ Separation Plan

On February 16, 2011,  Williams announced that its Board of Directors approved pursuing a plan to separate Williams into two standalone, publicly traded corporations. The plan calls for the separation of its exploration and production business via an initial public offering in 2011 of up to 20 percent of a corporation holding that business ("New E&P") and, in 2012, a spin-off to Williams’ shareholders of its remaining interest in New E&P.  A wholly owned subsidiary of Williams currently owns approximately 69 percent of our outstanding ordinary shares.  Williams stated its intention to include its interest in Apco in New E&P.  Williams retains the discretion to determine whether and when to execute the spinoff.  For more information, please read “Management’s Discussion and Analysis of Financial Results and Results of Operations – Potential Change in Control – Williams’ Separation Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Administrative Services Agreement

Williams owns 69 percent of the Company’s ordinary shares.  The Company incurred charges of $1.3 million in fiscal year 2010 from Williams and its affiliates for management services, rent, overhead allocation, general and administrative expenses (including the costs of compensating employees of Williams who allocate a portion of their time to managing the affairs of the Company), insurance, internal audit services, and purchases of materials and supplies. The Company is also dependent upon Williams to cover certain other costs such as reproduction, office supplies, computer support, etc for which it reimburses Williams. These charges were incurred by the Company pursuant to an administrative services agreement between the Company and Williams.

The Company is managed by employees of Williams and all of its executive officers, including Mr. Hill, our Chairman of the Board and Chief Executive Officer, and Mr. Fullmer, our Chief Financial Officer and Chief Accounting Officer, are employees of Williams who are compensated directly by Williams rather than by the Company. Pursuant to the administrative services agreement, Williams charges the Company an executive support charge, which charge is incurred by the Company primarily for the time spent by employees of Williams, other than Mr. Bueno, in managing the affairs of the Company.  In 2010, 2009, and 2008 the Company paid an annual aggregate charge of $150,000 for the services of these persons. In addition, Williams also charges the Company, pursuant to the terms of the same agreement, a fee for Mr. Bueno’s services based on both his actual total compensation and an estimated percentage of his time that is dedicated to performing services for the Company. Please read “Executive Compensation – Executive Compensation” for further information regarding the amounts paid by the Company for Mr. Bueno’s services.

Northwest Argentina Corporation

The Company and Northwest Argentina Corporation ("NWA"), a wholly owned subsidiary of Williams, each own a 1.5 percent interest in the Acambuco concession.  NWA has no employees and its sole asset is its interest in Acambuco.  The Company's branch office in Argentina provides administrative assistance to NWA.  Specifically, the Company pays cash calls and collects revenues pertaining to NWA's interest.  For the period from January 1, 2010 through March 1, 2011, the Company did not incur any indebtedness to NWA.  For the same period, $156 thousand was the largest aggregate amount that NWA owed to the Company, representing the accumulated balance of cash calls paid on NWA's behalf in excess of revenues collected on its behalf.  This amount was repaid during 2010.

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

Corporate Governance

The Company is a “controlled company” as defined by the rules of The Nasdaq Stock Market because a subsidiary of Williams owns approximately 69 percent of the Company’s ordinary shares. Therefore, the Company is not subject to the requirements of The Nasdaq Stock Market that would otherwise require the Company to have (1) a majority of independent directors on the Board, (2) the compensation of executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (3) a majority of independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board.  Notwithstanding the foregoing, the Board of Directors has established a Nominating Committee.  The Board of Directors also has a standing audit committee.  The Board of Directors does not have a Compensation Committee or any other committees performing similar functions.  Compensation decisions for the Company’s executive officers are made by Williams.  The Board of Directors has determined that it is more appropriate for compensation decisions affecting the Company’s directors who are not employees of Williams to be made by the Board.

The following indicates committee membership as of March 1, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Ernst & Young LLP (“E&Y”), the Company’s principal independent registered public accounting firm, for each of the last two fiscal years in each of the following categories are:

	2010	2009
Audit fees	$373,200	$339,900
Audit-related fees	2,500	2,500
Tax fees	---	---
All other fees	---	---
Total	$375,700	$342,400

Fees for audit services in 2010 and 2009 include fees associated with the annual audit, the audit of the Company’s assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, and services performed in connection with other filings with the SEC.   Audit-related fees in 2010 and 2009 generally include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.  More specifically, these services consisted principally of consultation concerning financial accounting and reporting standards.

The Audit Committee of our Board of Directors is responsible for appointing (subject to shareholder approval), setting compensation for, and overseeing the work of E&Y.  The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by E&Y.  On an ongoing basis, our management presents specific projects and categories of service to the Audit Committee to request advance approval.  The Audit Committee reviews those requests and advises management if the Audit Committee approves the engagement of E&Y. On a quarterly basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to approved amounts.  The Audit Committee may also delegate the ability to pre-approve permissible services, excluding services related to the Company’s internal control over financial reporting, to any two committee members, provided that any such pre-approvals are reported on at a subsequent Audit Committee meeting.  In 2010 and 2009, 100 percent of E&Y’s fees were pre-approved by the Audit Committee.

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

Separate financial statements and supplementary data of Petrolera, a 50-percent-or-less owned person are filed as Schedule S-1.

(a)	3 and (b)

The following documents are included as exhibits to this report:

Exhibit Number		Description +

3.1	-
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
Memorandum of Agreement dated August 16, 1979, among the Apco Oil and Gas International Inc., Perez Companc and Petrolera (filed on March 28, 1980 with Apco Oil and Gas International Inc.’s Form 10-K (File No. 0-8933)) and incorporated herein by reference.

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
Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Oil and Gas International Inc. dated October 23, 2002, relating to the purchase by Apco Oil and Gas International Inc. of 27,700 shares of Petrolera  (filed on March 28, 2008 as Exhibit 10 to Apco Oil and Gas International Inc.’s Form 10-K (File No. 0- 8933)) and incorporated herein by reference.

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
English translation of agreement between the province of Neuquén Argentina, Apco Oil and Gas International Inc., Petrolera Entre Lomas S.A., and Petrobras Argentina S.A., effective July 23, 2009, relating to the extension of the terms of the Bajada del Palo and Entre Lomas hydrocarbon concessions located in the Neuquén province for an additional 10 years (filed on August 7, 2009 as Exhibit 10.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

* 21	-	Subsidiaries of the registrant

*23.1	-	Consent of Independent Petroleum Engineers, Ralph E. Davis Associates, Inc.
*23.2	-	Consent of Independent Petroleum Engineers, RPS Energy.

*24	-	Power of attorney.

*31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

*31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

**32	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
*99.1	-	Report of Independent Petroleum Engineers and Geologists, Ralph E. Davis Associates, Inc.
*99.2	-	Report of Independent Petroleum Engineers and Geologists, RPS Energy.

+		In July 2009, the registrant’s name was changed from Apco Argentina Inc. to Apco Oil and Gas International Inc.
*		Filed herewith.
**		Furnished herewith.
#		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCO OIL AND GAS INTERNATIONAL INC.
(Registrant)
By: /s/ Landy L. Fullmer Landy L. Fullmer
Chief Financial Officer, Chief Accounting Officer, and Controller

Date:  March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ralph A. Hill Ralph A. Hill	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2011

/s/ Landy L. Fullmer Landy L. Fullmer	Chief Financial Officer, Chief Accounting Officer, and Controller (Principal Financial Officer and Principal Accounting Officer)	March 9, 2011

/s/ *Keith E. Bailey	Director	March 9, 2011
Keith E. Bailey

/s/ *Rodney J. Sailor	Director	March 9, 2011
Rodney J. Sailor

/s/ *Robert J. LaFortune	Director	March 9, 2011
Robert J. LaFortune

/s/ *Bryan K. Guderian	Director	March 9, 2011
Bryan K. Guderian

/s/ *Piero Ruffinengo	Director	March 9, 2011
Piero Ruffinengo

/s/ *John H. Williams	Director	March 9, 2011
John H. Williams

*By: /s/ Thomas Bueno		March 9, 2011
Thomas Bueno Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number		Description +

3.1	-
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
Memorandum of Agreement dated August 16, 1979, among the Apco Oil and Gas International Inc., Perez Companc and Petrolera (filed on March 28, 1980 with Apco Oil and Gas International Inc.’s Form 10-K (File No. 0-8933)) and incorporated herein by reference.

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
Share purchase agreement by and among Ms. Maria Carmen Sundblad de Perez Companc, Sudacia S.A. and Apco Oil and Gas International Inc. dated October 23, 2002, relating to the purchase by Apco Oil and Gas International Inc. of 27,700 shares of Petrolera  (filed on March 28, 2008 as Exhibit 10 to Apco Oil and Gas International Inc.’s Form 10-K (File No. 0- 8933)) and incorporated herein by reference.

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
English translation of agreement between the province of Neuquén Argentina, Apco Oil and Gas International Inc., Petrolera Entre Lomas S.A., and Petrobras Argentina S.A., effective July 23, 2009, relating to the extension of the terms of the Bajada del Palo and Entre Lomas hydrocarbon concessions located in the Neuquén province for an additional 10 years (filed on August 7, 2009 as Exhibit 10.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

* 21	-	Subsidiaries of the registrant

*23.1	-	Consent of Independent Petroleum Engineers, Ralph E. Davis Associates, Inc.
*23.2	-	Consent of Independent Petroleum Engineers, RPS Energy.

*24	-	Power of attorney.

*31.1	-	Rule 13a–14(a)/15d-14(a) Certification of the Chief Executive Officer.

*31.2	-	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

**32	-	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
*99.1	-	Report of Independent Petroleum Engineers and Geologists, Ralph E. Davis Associates, Inc.
*99.2	-	Report of Independent Petroleum Engineers and Geologists, RPS Energy.

+		In July 2009, the registrant’s name was changed from Apco Argentina Inc. to Apco Oil and Gas International Inc.
*		Filed herewith.
**		Furnished herewith.
#		Management contract or compensatory plan or arrangement.

90

                                                                Schedule S-1

PETROLERA ENTRE LOMAS S.A.
Financial Statements for the fiscal year ended December
31, 2010 with Report of Independent Registered Public
Accounting Firm

PETROLERA ENTRE LOMAS S.A.

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

	CONTENTS	PAGE

●	Report of Independent Registered Public Accounting Firm

●	Financial statements

	- Balance sheets as of December 31, 2010 and 2009	-1-

	- Statements of income for the years ended December 31, 2010, 2009 and 2008	-2-

	- Statements of shareholders’ equity for the years ended December 31, 2010, 2009 and 2008	-3-

	- Statements of cash flows for the years ended December 31, 2010, 2009 and 2008	-4-

	- Notes to financial statements	-5-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PETROLERA ENTRE LOMAS S.A.:

We  have  audited  the  accompanying  balance  sheets  of  Petrolera  Entre  Lomas  S.A.  (an  Argentine corporation) as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrolera Entre Lomas S.A. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Buenos Aires, Argentina	PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
February 25, 2011	(member of Ernst & Young Global)

ENRIQUE C. GROTZ
Partner

PETROLERA ENTRE LOMAS S.A.

BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

(stated in thousands of U.S. dollars)

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS

Cash and cash equivalents	32,272	41,672
Accounts receivable (10,404 and 14,063 with related parties, Note 6)	28,890	23,117
Other receivables (0 and 226 with related parties, Note 6)	2,494	5,385
Inventories	1,613	1,733
Other assets	352	409
Total current assets	65,621	72,316

NONCURRENT ASSETS

Property and equipment, net (Note 5)	223,302	206,998
Deferred tax asset, net (Note 4)	1,103	529
Other assets	4,470	1,049
Total noncurrent assets	228,875	208,576
Total assets	294,496	280,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued liabilities (490 and 377 with related parties, Note 6)	19,389	11,980
Debt and accrued debt interest (Note 12)	16,691	13,096
Taxes payable and payroll (Note 9)	15,061	9,848
Other liabilities (Note 9)	1,017	12,182
Total current liabilities	52,158	47,106

NONCURRENT LIABILITIES

Debt (Note 12)	32,187	35,493
Other liabilities (Note 9)	8,860	8,682
Total noncurrent liabilities	41,047	44,175
Total liabilities	93,205	91,281

SHAREHOLDERS’ EQUITY

Paid-in capital (95,443,572 ordinary shares and 20,414,127 preferred shares
authorized, issued and outstanding)	41,289	41,289
Legal reserve	7,829	7,829
Facultative reserve	101,795	91,004
Retained earnings	52,070	51,411
Accumulated other comprehensive loss	-1,692	-1,922
Total shareholders’ equity	201,291	189,611
Total liabilities and shareholders’ equity	294,496	280,892

The accompanying notes are an integral part of these financial statements

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2010	2009	2008
REVENUES:
Operating revenues (115,938, 97,153 and 152,826with related parties, Note 6)	218,146	180,575	179,980

COST AND EXPENSES:

Operating expenses (3,114, 2,822 and 2,705 with related parties, Note 6)	(51,956)	(40,744)	(44,310)
Provincial production tax	(27,133)	(21,961)	(20,419)
Transportation and storage	(2,254)	(2,257)	(2,084)
Selling and administrative	(5,512)	(4,420)	(4,653)
Depreciation of property and equipment	(50,271)	(44,129)	(32,990)
Exploration expense	(3,883)	(1,091)	(2,950)
Taxes other than income tax	(5,056)	(4,306)	(6,393)
Financial losses	(4,173)	(3,377)	(3,112)
Foreign exchange losses	(399)	(836)	(37)
Other (expense) income, net (0, 0 and 183 with related parties, Note 6)	(450)	(900)	106
Total cost and expenses	(151,087)	(124,021)	(116,842)

Income before income tax	67,059	56,554	63,138

Income tax (Note 4)	(27,109)	(22,268)	(23,206)
Net income	39,950	34,286	39,932

The accompanying notes are an integral part of these financial statements

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(stated in thousands of U.S. dollars)

Balance	Capital stock	Legal Reserve	Facultative Reserve	Accumulated other comprehensive lossreserve	Retained Earnings	Total

December 31, 2007	41,289	6,814	46,149	(1,678)	59,063	151,637
- Allocation of unappropiated retained earnings, as approved by Shareholders’ meeting	-	(1,015)	46,132		(4,7147)
- Pension plan liability adjustment (Note 10)	-	-	-	(97)	-	(97)
- Dividends	-	(17,000)	-	-	-	(17,000)
- Net income	-	-	-	-	39,932	39,932
December 31, 2008	41,289	7,829	75,281	1,775	51,848	174,472
- Allocation of unappropiated retained earnings, as approved by Shareholders’ meeting	-	-	34,723	-	(34,723)	-
- Pension plan liability adjustment (Note 10)	-	-	-	(147)	-	(147)
- Dividends	-	-	(19,000)	-	-	(19,000)
- Net income	-	-	-	-	34,286	34,286
December 31, 2009	41,289	7,829	91,004	1,922	51,411	189,611
- Allocation of unappropiated retained earnings, as approved by Shareholders’ meeting	-	-	39,291	-	(39,291)	-
- Pension plan liability adjustment (Note 10)	-	-	-	230	-	230
- Dividends	-	-	(28,500)	-	-	(28,500)
- Net income	-	-		-	39950	39,950
December 31, 2010	41,289	7,829	101,795	(1,692)	52,070	201,291

The accompanying notes are an integral part of these financial statements

PETROLERA ENTRE LOMAS S.A.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(stated in thousands of U.S. dollars)

	Year ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATION ACTIVITIES

Net income	39,950	34,286	39,932

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation of property and equipment	50,271	44,129	32,990
Deferred income tax	(699)	(87)	(300)
Income from sales of property and equipment	(60)	-	-
Changes in assets and liabilities, net: (Increase) decrease in assets:
Accounts receivable	(9,432)	8,283	14,800
Due from related parties	3,659	(8,378)	10,398
Inventories	120	398	(854)
Other Receivables	2,891	(738)	(625)
Other assets	(3,239)	(85)	6
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	6,104	(1,799)	2,409
Due to related parties	113	(139)	45
Taxes payable and payroll	5,213	903	2,756
Other liabilities	(6079)	88	(190)
Net cash provided by operating activities	88,812	76,861	71,767

CASH FLOWS FROM INVESTING ACTIVITIES
Payments of purchases of property and equipment	(64,118)	(51,063)	(63,539)
Cash provided by sales of property and equipment	117		- -
Net cash applied on investing activities	(64,001)	(51,063)	(63,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans obtained	13,100	(1,625)	16,000
Loans paid	(12,811)	-	-
Dividends paid	34,500	(13,000)	(17,000)
Net Cash applied on financing activities	(34,211)	(14,625)	(1,000)

Net (decrease) increase in cash and cash equivalents	(9,400)	11,173	7,228

Cash and cash equivalents at beginning of Year	41,672	30,499	23,271

Cash and cash equivalents at end of year	32,272	41,672	30,499

Supplemental cash flow information:
Interest paid	1,486	1,813	2,380
Income taxes paid	17,698	16,245	17,026

The accompanying notes are an integral part of these financial statements

PETROLERA ENTRE LOMAS S.A.

NOTES TO FINANCIAL STATEMENTS

(stated in thousands of U.S. dollars, except otherwise indicated)

1.        CORPORATE ORGANIZATION

Petrolera Entre Lomas S.A. is an Argentine corporation. As of December 31, 2010 the shareholders of the Company and their participations were as follows:

Petrobras Argentina S.A.	19.21%
Apco Oil & Gas International Inc.	39.22%
Apco Argentina S.A.	1.58%
Petrobras Participaciones, S.L.	39.67%
Other	0.32%
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

In 2007, the Company acquired a 73.15% participation interest in “Bajada del Palo U.T.E.” joint venture, concessionaire of the hydrocarbons explotation of Bajada del Palo Area, located in the Province of Neuquén. This concession extended through September 7, 2015.

The enactment of Law No. 26,197 in 2007 amending Law No. 17,319, provides the legal framework for the provinces to exercise jurisdiction based on original ownership and to manage the oil and gas fields within their territory. Given this power, the province of Neuquén asked for the renegotiation of the concession terms. The Company accepted to renegotiate the Entre Lomas and Bajada del Palo concessions for another 10 years up to 2026 and 2025, respectively.

During 2009, the Company agreed with the province of Neuquén a 10-year extension to the portion of the exploitation concession of the Entre Lomas area located in such province, and the Bajada del Palo area.

The agreement established a concession fee to be paid in 19 monthly and consecutive installments totaling 12.5 million, which are fully paid as of December 31, 2010, a commitment to make investments and disbursements to operate both areas amounting to 236.6 million to be made between September 1,2008, and the year 2026, and an increase of 3% of the provincial production tax.  The Company bears 73.15% of the amounts mentioned, in proportion to the interest it holds in such areas.

PETROLERA ENTRE LOMAS S.A.

The negotiation for the extension of the concession term of the Entre Lomas area located in the province of Río Negro started in October 2010.  The Company requested inscription in the Provincial Registry of Concessions Renegotiation and presented the requested documentation.  The Province is analyzing the documentation, and once approved, the Company will be notified of the beginning of negotiation.

During 2007, an exploration permit was obtained for Agua Amarga Area in the Province of Río Negro. The permit consists of three periods of three, two and one years respectively.  The partners committed investments for 23,2 million mainly in 3D seismic and drilling (17 million relates to 73.15% of PELSA’s interest). To guarantee the fulfillment of all the obligations assumed in the agreement for the first exploration period, the Company purchased a surety bond for the total amount committed.  Based on the results of the exploration carried out in the Agua Amarga area, the Company requested the province of Río Negro the exploitation concession of a portion of the area, which was granted for a 25-year term. The remaining area is still subject to the exploratory permit.

The Province of Rio Negro has decided to extend the terms of certain concessions and permits for one year, thus extending the first exploration period of Agua Amarga Area until May 2011. In addition, the completion of the work commitment previously mentioned and the execution of additional works, enable the Company to ask for an additional one-year extension, which has not been granted yet by the Province. If granted, the first exploration period would end on May 2012.

On February 3, 2011, a Joint Venture Agreement between Petrolera Entre Lomas S.A., Petrobras Argentina S.A. and Apco Oil and Gas International Inc- Argentine Branch for the joint exploitation of Agua Amarga block was filed within the Province of Rio Negro.

The partners’ interests in the above mentioned joint ventures as of December 31, 2010 were as follows:

Petrolera Entre Lomas S.A. (Operator)	73.15%
Apco Oil & Gas International Inc. Argentine Branch	23.00%
Petrobras Argentina S.A.	3.85%
100.00%

The Company’s interest (73.15%) in assets and liabilities related to the mentioned joint ventures, as of December 2010 and 2009, is as follows:

	2010	2009
Current assets	11,864	12,870
Noncurrent assets	214,003	192,699
Total assets	225,867	205,569

Current liabilities	(28,676)	(26,911)
Noncurrent liabilities	(8,847)	(8,643)
Total liabilities	(37,523)	(35,554)

PETROLERA ENTRE LOMAS S.A.

The Company’s interest (73.15%) in costs and expenses related to joint ventures as of December 2010, 2009 and 2008, is as follows:

	2010	2009	2008
Operating costs	(120,601)	(99,812)	(94,871)
Selling expenses	(472)	(2,042)	(2,141)
Administrative expenses	(4,840)	(4,149)	(4,147)
Exploration expenses	(3,883)	(1,091)	(2,950)
Other operating expenses, net	(702)	(1,585)	(534)
Financial (losses) income, net	(584)	(335)	835
	(131,082)	(109,014)	(103,808)

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

Summary of significant accounting policies

Cash and cash equivalents

Cash and cash equivalents in 2010 and 2009 include highly liquid bank deposits and money market of 32.3 million and 41.7 million, respectively, of which 31.8 million and 41.4 million earned interest with an average rate of 0.53 and 0.56 percent in 2010 and 2009, respectively.  The Company considers all investments with an original maturity of three months or less to be cash equivalents.  They were valued at quoted prices in active markets (Level 1 of fair value hierarchy).

Other receivables

Mainly includes tax credits.

PETROLERA ENTRE LOMAS S.A.

Inventories

Includes hydrocarbons by 1,135 and 1,333 and material and spare parts by 478 and 400, in 2010 and 2009, respectively, which were accounted for at the lower of cost or market. The cost is determined by the first-in, first-out method.

Other assets

Includes prepaid expenses, long term tax credit and mandatory savings receivable detailed in Note 3.

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

The Company reviews its proved properties for impairment and recognizes an impairment whenever events or circumstances, such as declining oil and gas prices, indicate that a property’s carrying value may not be recoverable.  If an impairment is indicated, then a provision is recognized to the extent that the carrying value exceeds fair value.  For the years ended December 31, 2010, 2009 and 2008, the Company did not experience any impairment indicators.

The oil and gas reserves estimations considered in these financial statements, have been calculated based on technical and economic conditions effective as of each year-end by Petrolera Entre Lomas S.A.’s engineers and are reviewed at least once a year.  The Company believes that these estimates are fair and will be adjusted whenever facts or evidence justify it.

As a result of the extension of the concession terms mentioned in Note 1, the present value of the extension cost has been recognized as “Acquisition costs of proved property” as described in Note 5.

Accounting Standards require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.

PETROLERA ENTRE LOMAS S.A.

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

The Company estimates it will not be required to plug and abandon those wells that will continue to be producing wells upon the termination of the concessions.  The estimated asset retirement obligation as of December 31, 2010 and 2009 totaled 5,952 and 5,624.  The change in total asset retirement obligation from December 31, 2009 to December 31, 2010 mainly relates to the effect of the passage of time, net of wells abandoned during 2010 and changes in the amount of wells planned to be abandoned upon termination of the concessions.

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

The price stability agreement was renewed until April 30, 2004. However, the decision to not renew the agreement does not terminate the obligation of refiners to reimburse producers for the balances that accumulated from January 2003 through April 2004 if and when the price of WTI falls below 28.50. As of December 31, 2010, the total price credit available to the Company from domestic refiners amounts to 8.4 million and will be recognized in revenues when the price of WTI falls below 28.50 and the Company continues to receive the 28.50 price until its respective price credits are collected.   As of December 31, 2010 none of such amounts have been recognized in revenues.

PETROLERA ENTRE LOMAS S.A.

Derivative instruments

The Company does not usually use derivatives to hedge price volatility or for other purposes.

Recently issued accounting pronouncements

Accounting Standards Update 2010-20: Receivables (Topic 310) Disclosures about the credit quality of financial receivables and the allowance for credit losses: requires entities to provide extensive new disclosures about their financial receivables, including credit risk exposures and the allowance for credit losses.  Trade receivables with maturities of one year or less that arose from sales of goods or services are excluded from the scope of the new disclosures.  Non-public entities will be required to adopt the standard for annual reporting periods ending on or after 15 December 2011.

Accounting Standards Update 2010-06: Fair Value Measurements and Disclosures (Topic 820) Improving disclosures about fair value measurements: requires additional disclosures about fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy, and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets and liabilities classified as Levels 2 or 3. Effective for reporting periods beginning after 15 December 2009.

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

The devaluation of the Argentine peso has resulted in a substantial loss in the dollar value of this Argentine peso denominated deposit during 2001 and 2002.  As of December 31, 2010, the dollar value of the Company’s deposit is 1.9 million. On June 27, 2006 the Company filed a request for reimbursement and, due to the lack of response from administrative authorities, in 2008, presented a judicial claim pursuing the collection of the total amount paid, plus a market interest rate until its effective collection.

As of the date of issuance of these financial statements, the claim is being processed. According to the Company’s Management and its legal counsel, the Company has solid grounds on which to base its position. The deposit is presented in the balance sheet within other noncurrent assets.

PETROLERA ENTRE LOMAS S.A.

4.        INCOME TAX

The Company accounts for income taxes under the liability method in accordance with ASC 740 “Accounting for Income Taxes”.

Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at each year-end.

The income tax expense is comprised of:	For the years ended
	2010	2009		2008
Current expense	(27,808)	(22,145)		(23,506)
Prior years income tax amendments	-	(210	) (1)	-
Deferred income tax profit	699	87		300
	(27,109)	(22,268)		(23,206)

(1)  Amendments to income tax returns for the periods comprised between 2004 and 2008.  On August 28, 2009, the Company made use of a tax amnesty implemented by AFIP (Argentine Federal Public Revenue Agency) for the years 2004 through 2007.

Reconciliation of the income tax expense to taxes calculated based on the statutory tax rates is as follows:

	For the years ended
	2010	2009	2008
Pre-tax income	67,059	56,554	63,138
Statutory tax rate	35%	35%	35%
	23,471	19,794	22,098
US dollar remeasurement effect	3,230	2,884	1,012
Tax adjustments and other	408	(410)	96
Income tax expense	27,109	22,268	23,206

The deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Defined Benefit Pension Plan	766	952
Other liabilities	249	207
Asset retirement and other environmental obligations	1,102	1,968
Other, net	2	49
Total deferred tax assets	2,119	3,176
Property and equipment	(1,016)	(2,647)
Total deferred tax liabilities	(1,016)	(2,647)
Deferred income tax asset, net	1,103	529

PETROLERA ENTRE LOMAS S.A.

Uncertain tax positions

No uncertain tax position as defined in ASC 740-10-25-5 (formerly FIN 48) was identified.   The Company does not have unrecognized tax benefits that require disclosure in its financial statements accordingly to that rule.  The Company tax years 2005 to 2010 remain subject to examination by the Argentine Tax authority.

5.        PROPERTY AND EQUIPMENT

The  capitalized cost  of  property and  equipment and  the  related  accumulated depreciation as  of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Wells and other oil and gas field equipment	479,212	426,659
Acquisition costs of proved properties	31,687	31,687
Other property and equipment	28,539	14,660
	539,438	473,006
Less accumulated depreciation	(316,136)	(266,008)
Total	223,302	206,998

 6.       RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, the balances from related parties transactions were as follows:

	As of December 31,
	2010	2009

Accounts Receivable Petrobras Argentina S.A.	10404	14063
	10404	14063
Other receivables
APCO Oil & Gas International Inc.- Argentine Branch	-	66
Petrobras Argentina S.A.	-	160
		226
Accounts payable
Petrobras Argentina S.A.	303	180
Oleoductos del Valle S.A. (1)	187	197
	490	377

(1) Affiliate of Petrobras Argentina S.A.

PETROLERA ENTRE LOMAS S.A.

For the years ended December 31, 2010, 2009 and 2008, revenues and expenses derived from related parties transactions were as follows:

	2010	2009	2008
Revenues from hydrocarbons sold

Petrobras Argentina S.A.	$115,938	$97,153	$152,826
	$115,938	$97,153	$152,826

Other income

Petrobras Argentina S.A.	-	-	$183
	-		$183

Operating expenses

Petrobras Argentina S.A.	$855	$570	$620
Oleoductos del Valle S.A. (1)	$2,259	$2,252	$2,085
	$3,114	$2,822	$2,705

(1) Affiliate of Petrobras Argentina S.A.

7.        MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Major Customers

Sales to customers greater than ten percent of total operating revenues consist of the following:

	% for the Years Ended December 31,
	2010	2009	2008
Petrobras Argentina S.A.	53.1	53.8	84.9
Esso Petrolera Argentina S.A.	28.6	30.8	6.6

The balances with Petrobras Argentina S.A. and Esso Petrolera Argentina S.A. are 10,404 and 7,889 as of December 31, 2010 and 14,063 and 5,925 as of December 31, 2009, respectively.

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

The fund's assets have been contributed to a trust and are mainly invested in money market-mutual funds and Treasury federal funds at December 31, 2010.  The Bank of New York is the trustee and Towers Watson is the servicing agent.

	2010	2009
Projected benefit obligation	7,418	7,551
Accumulated benefit obligation	7,184	7,524
Fair value of plan assets at year end	4,955	4,531
Funded status of the plan (underfunded)	(2,463)	(3,020)
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	(2,463)	(3,020)
Accumulated other comprehensive income	2,602	2,957
Net amount recognized	139	(63)
Projected benefit obligation at beginning of the year	7,551	7,230
Service cost	176	147
Interest cost	295	268
Net actuarial (gain)/loss due to plan experience	(324)	209
Benefit payment from fund	(280)	(303)
Projected benefit obligation at year end	7,418	7,551
Fair value of plan assets at beginning of the year	4,531	4,235
Company contributions	614	614
Benefit payments from fund	(280)	(303)
Actual return on assets	90	(15)
Fair value of plan assets	4,955	4,531

PETROLERA ENTRE LOMAS S.A.

	2010	2009	2008
Component of net periodic benefit cost:
Service cost	176	147	137
Interest cost	295	268	936
Expected return on assets	(283)	(171)	(552)
Amortization of net prior service cost	15	15	16
Amortization of net losses	209	154	119
Net periodic benefit cost	412	413	656
Pension liability adjustment included in other comprehensive income	355	(227)	(148)

The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2011 is 10 and 141, respectively.

	2010	2009
Asset Categories
Money market - mutual funds	36%	65%
Treasury federal funds	62%	34%
Others	2%	1%
Total	100%	100%

The fair value of the plan assets was measured using quoted prices in active markets (Level 1).

Assumptions used to determine the benefit obligation and the net benefit cost:
	2010	2009
Discount rate	4%	4%
Expected long-term rates of return on plan assets	4%	4%
Rate of compensation increase
up to 35 years of age	5%	5%
from 36 up to 49 years of age	1.5%	1.5%

The expected long-term rate of return is based on historical performance of the money market-mutual funds.

Contributions

The Company expects to contribute 614 to its pension plan in 2011.

PETROLERA ENTRE LOMAS S.A.

Estimated Future Benefit Payment

The following benefit payments are expected to be paid.

Year	Benefit
2011	420
2012	478
2013	482
2014	571
2015	859
2016-2020	5,046

The Company uses a December 31 measurement date for its plan.

9.        TAXES PAYABLE AND PAYROLL ACCOUNT AND OTHER LIABILITIES

At December 31, 2010 and 2009, taxes payable and payroll account consisted of the following:

	2010	2009
Income tax accrual	9,811	5,629
Provincial production taxes	2,000	2,163
Payroll	2,002	1,455
Other	1,248	601
	15,061	9,848

At December 31, 2010 and 2009, current other liabilities consisted of the following:

	2010	2009
Dividends	-	6,000
Liability assumed for concession’s extension	-	5,624
Asset retirement and other environmental obligations	397	116
Others	620	442
	1,017	12,182

At December 31, 2010 and 2009, non-current other liabilities consisted of the following:

	2010	2009
Liability for pension benefit (Note 8)	2,463	3,020
Asset retirement and other environmental obligations	6,267	5,508
Others	130	154
	8,860	8,682

PETROLERA ENTRE LOMAS S.A.

10.      COMPREHENSIVE INCOME

Comprehensive income is as follows:

	For the years ended December 31,
	2010	2009	2008
Net income	39,950	34,286	39,932
Other comprehensive income (loss):
− Pension liability adjustment	355	(227)	(148)
− Income tax on other comprehensive income (loss)	(125)	80	51
Other comprehensive income (loss)	230	(147)	(97)
Comprehensive income	40,180	34,139	39,835

11.      RESTRICTIONS ON RETAINED EARNINGS

Dividends distributed in cash or kind, in excess of taxable income accumulated as of the end of the fiscal year immediately preceding the distribution or payment date, shall be subject to a 35% income tax withholding as single and definitive payment. For the purposes of this tax, accumulated taxable income is defined as net income booked under Argentine GAAP as of the fiscal year-end immediately preceding the effective date of the law plus the taxable income determined as from such year

12.      DEBT

On August 15, 2007, the Company arranged a debt agreement with Banco do Brasil S.A., London branch, for a 50 million bank line of credit that bears interest at Libor plus 1.20 percent per annum agreed on a quarterly basis. Such financing is to be used to invest in P&E and exploratory expenses.

Total amount was received by the Company in four disbursements between August 2007 and March2008.

On May 15, 2009, an amendment to the initial agreement was made, whereby the unpaid principal as of such date, amounting to 48.4 million, shall be paid in 15 quarterly installments starting as from February16, 2010. Disbursements cannot be repaid in advance before an average life of two years in accordance with local regulations. Debt accrues interest at an annual rate of Libor plus 2.40%, and interests are payable on a quarterly basis along with the related income tax withholding.

On February 16, 2010, the Company executed a new debt agreement with Banco Santander Río S.A. amounting to USD 3,500,000, to be fully paid in February 2011. It accrues interest at an annual fixed rate of 3.25%, payable every six-month.

On May 14, 2010, the Company arranged a new debt agreement with Banco do Brasil, London Branch, amounting to  USD 3,200,000, to be paid in May 2013. It accrues interest at an annual rate of Libor plus 2.50, payable every six months along with the income tax withholding.

PETROLERA ENTRE LOMAS S.A.

On August 17, 2010, the Company executed a new debt agreement with Banco Santander Río S.A., amounting to USD 3,200,000, to be paid in July 2012. It accrues interest at an annual fixed rate of3.85% respectively, payable on quarterly basis.

On November 12, 2010, the Company arranged a new debt agreement with Banco do Brasil S.A., amounting to USD 3,200,000, to be paid in November 2013. It accrues interest at an annual rate of Libor plus 2.75%, payable every six months along with the income tax withholding.

The maturity of debt principal as of year end for the next years is as follows:

2011	16,407
2012	16,107
2013	16,080

As of December 31, 2010, interest and taxes accrued for these loans amount to 1.566 million.

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

As of December 31, 2010 no contingent liabilities have been accrued.

14.      SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 25, which is the date these Financial Statements were available to be issud.