Form 10-Q
period 2011-03-31
APCO OIL & GAS INTERNATIONAL INC
filed 2011-05-06
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2011
Ordinary Shares, $0.01 Par Value	29,441,240 Shares

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

•	Political conditions in Argentina, Colombia, and other parts of the world;

•	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

•	Risks related to strategy and financing, including restrictions stemming from our loan agreement and the availability and cost of credit;

•	Risks associated with future weather conditions and earthquakes;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$39,318	$35,234
Accounts receivable	11,840	11,757
Advances to partners	379	419
Inventory	2,058	2,300
Restricted cash	-	4,000
Other current assets	2,718	2,265
Total current assets	56,313	55,975

Property and Equipment:
Cost, successful efforts method of accounting	225,364	216,891
Accumulated depreciation, depletion and amortization	(114,567)	(109,986)
	110,797	106,905

Argentine investment, equity method	82,930	82,652
Deferred income tax asset	1,230	1,236
Restricted cash and other assets (net of allowance of $592 at March 31, 2011 and
$600 at December 31, 2010)	5,267	1,421

	$256,537	$248,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,026	$8,479
Affiliate payables	435	297
Accrued liabilities	3,753	3,409
Income taxes payable	3,388	3,248
Dividends payable	-	589
Total current liabilities	15,602	16,022

Long-term liabilities	2,743	2,709
Contingent liabilites and commitments (Note 6)
Equity:
Shareholders' equity
Ordinary shares, par value $0.01 per share; 60,000,000 shares authorized;
29,441,240 shares issued and outstanding	295	295
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,224)	(1,224)
Retained earnings	229,802	221,068
Total shareholders' equity	237,978	229,244
Noncontrolling interests in consolidated subsidiaries	214	214
Total equity	238,192	229,458
Total liabilities and equity	$256,537	$248,189

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Oil revenues	$18,058	$15,141
Natural gas revenues	3,530	3,179
LPG revenues	944	898
Other	551	600
	23,083	19,818

COSTS AND OPERATING EXPENSES:
Production and lifting costs	4,418	3,433
Taxes other than income	4,262	3,509
Transportation and storage	147	159
Selling and administrative	2,321	1,961
Depreciation, depletion and amortization	4,674	3,817
Exploration expense	500	4,193
Foreign exchange losses (gains)	(68)	26
Other expense	432	367
Total costs and operating expenses	16,686	17,465

TOTAL OPERATING INCOME	6,397	2,353

INVESTMENT INCOME:
Interest and other income	99	75
Equity income from Argentine investment	4,767	3,822
Total investment income	4,866	3,897

Income before income taxes	11,263	6,250
Income taxes	2,521	2,246

NET INCOME	8,742	4,004
Less: Net income attributable to noncontrolling interests	8	8
Net income attributable to Apco Oil and Gas International Inc.	$8,734	$3,996

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per ordinary share – basic and diluted:
NET INCOME PER SHARE	$0.30	$0.14

Average ordinary shares outstanding – basic and diluted	29,441	29,441

Cash dividends declared per ordinary share	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the three months ended March 31,
(Amounts in Thousands)	2011			2010
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$229,244	$214	$229,458	$205,633	$204	$205,837
Net Income	8,734	8	8,742	3,996	8	4,004

Total comprehensive income	8,734	8	8,742	3,996	8	4,004
Cash Dividends - ordinary shares	-	-	-	-	-	-
Dividends and distributions to
noncontrolling interests	-	(8)	(8)	-	(5)	(5)
Ending Balance	$237,978	$214	$238,192	$209,629	$207	$209,836

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$8,742	$4,004
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(4,767)	(3,822)
Dividends received from Argentine investment	4,489	5,100
Deferred income tax (benefit)	(12)	(38)
Depreciation, depletion and amortization	4,674	3,817
Changes in accounts receivable	(83)	(805)
Changes in inventory	242	(149)
Changes in other current assets	(341)	(702)
Changes in accounts payable	(3,803)	780
Changes in advances to partners	40	34
Changes in affiliate payables, net	138	(6)
Changes in accrued liabilities	(245)	(290)
Changes in income taxes payable	140	1,046
Other, including changes in noncurrent assets and liabilities	(510)	2
Net cash provided by operating activities	8,704	8,971
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(5,123)	(4,803)
Changes in restricted cash	1,100	-
Net cash used in investing activities	(4,023)	(4,803)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(8)	(5)
Dividends paid ($0.02 per share in 2011 and 2010)	(589)	(589)
Net cash used in financing activities	(597)	(594)

Increase in cash and cash equivalents	4,084	3,574

Cash and cash equivalents at beginning of period	35,234	32,404

Cash and cash equivalents at end of period	$39,318	$35,978

________________________
* Increases to property plant and equipment, net of asset dispositions	$(8,473)	$(6,356)
Changes in related accounts payable and accrued liabilities	3,350	1,553
Capital expenditures	$(5,123)	$(4,803)

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

Apco began E&P activities in Argentina in the late 1960s, and as of March 31, 2011, had interests in eight oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we now have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of March 31, 2011, all of our operating revenues and equity income, and all but $2.6 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

A wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) currently owns 68.96 percent of the outstanding ordinary shares of Apco.  In February 2011, Williams announced a reorganization plan to separate Williams into two standalone, publicly traded corporations. The plan calls for the separation of Williams’ exploration and production business via an initial public offering in 2011 of up to 20 percent of a corporation holding that business ("WPX Energy") and, in 2012, a spin-off to Williams’ shareholders of its remaining interest in WPX Energy.  Williams stated its intention to include its interest in Apco in WPX Energy.  Williams retains the discretion whether and when to complete these transactions.

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

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

All intercompany balances and transactions between Apco and its subsidiaries have been eliminated in consolidation.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, have been made to present fairly the results of the three-month periods ended March 31, 2011 and 2010.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Reclassifications

Prior year provincial production taxes, taxes other than income and certain other expenses have been reclassified to conform to current year presentation of all of our operating taxes as Taxes other than income.

Fair Value Measurements

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable, restricted cash and accounts payable is equivalent to fair value due to the frequency and volume of transactions in and the short-term nature of these accounts.

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and plant products at the time the product is delivered to the purchaser and title has been transferred.

Taxes Other Than Income

The Company is subject to multiple taxes in Argentina and Colombia, including provincial production taxes, severance taxes, export taxes, shareholder equity taxes and various transaction taxes.

Restricted Cash

We have $2.9 million of restricted cash which is collateral for a letter of credit related to an exploration block in Colombia.  The letter of credit expires in September 2012.

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. Oil and gas properties are depreciated over their concession lives using the units of production method based on proved and proved producing reserves. The Company’s proved reserves are limited to the concession life even though a concession’s term may be extended for 10 years based on terms to be agreed with and the consent of the Argentine government.

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

Nonmonetary Transactions

The Company accounts for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During first quarter 2011, we delivered a volume of our oil production to a third-party refinery to satisfy a portion of our provincial production tax obligation.  The crude oil inventory that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $557 thousand in operating revenues and taxes other than income as a result of this transaction.

(2)	Income Taxes

As described in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s earnings are currently not subject to U.S. income taxes, nor Cayman Islands income or corporation taxes.  Income derived by the Company from its Argentine operations is subject to Argentine income tax at a rate of 35 percent and is included in the Consolidated Statements of Income as Income taxes.

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is because the Company currently incurs income taxes only in Argentina where all of its oil and gas income generating activities are presently located. Additionally, equity income from Argentine investment is recorded by the Company on an after tax basis.  The Company also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction.  Therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas bank accounts, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, and foreign exchange gains and losses resulting from changes in the value of the peso which do not affect taxable income in Argentina.   The Company also incurs expenses related to exploration activity in Colombia that provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended
	March 31,
	2011	2010
Income taxes:
Current	$2,533	$2,284
Deferred	(12)	(38)
Income tax expense	$2,521	$2,246

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

The effective income tax rate is lower for the three months ended March 31, 2011, compared with the first three months of 2010 due to the significant amounts of exploration expense incurred in Colombia during the first quarter of 2010 which provided no benefit to income tax expense during the period.

As of March 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

The Company’s policy is to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is six years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2003 through 2010 remain open to examination.

(3)	Investment in Petrolera Entre Lomas S.A.

The Company uses the equity method to account for its 40.803 percent investment in Petrolera Entre Lomas S.A., “Petrolera” a non-public Argentine corporation. Petrolera’s principal business is its operatorship and 73.15 percent interest in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit.

Under the equity method of accounting, the Company's share of net income (loss) from Petrolera is reflected as an increase (decrease) in its investment account and is also recorded as equity income (loss) from Argentine investment. Dividends received from Petrolera are recorded as reductions of the Company’s investment.

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at March 31, 2011 and December 31, 2010 is as follows.  Amounts are stated in thousands:

	March 31,	December 31,
	2011	2010

Current assets	$60,547	$65,621
Non current assets	230,302	228,875
Current liabilities	45,332	52,158
Non current liabilities	44,738	41,047

Petrolera’s results of operations for the three months ended March 31, 2011 and 2010 are as follows.  Amounts are stated in thousands:

	Three Months Ended
	March 31,
	2011	2010

Revenues	$57,002	$49,541
Expenses other than income taxes	37,122	34,200
Net income	12,096	9,387

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2011	2010

Taxes other than income payable	$1,072	$593
Accrued provincial production taxes	724	687
Accrued payroll and other general and adminstrative expenses	1,342	1,365
Accrued oil and gas expenditures	333	55
Other	282	709
	$3,753	$3,409

(5)	Debt and Banking Arrangements

Due to increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for certain of our properties in Argentina, during the first quarter of 2011 we negotiated a loan agreement with a financial institution for a $10 million bank line of credit.  Borrowings under this facility will be unsecured and will bear interest at Libor plus four percent per annum plus a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period ending in March 2012, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets, and incur additional debt.  We have not made any borrowings under this banking agreement.

(6)	Contingencies

In November 2004, the Company received a formal notice from the Banco Central de la Republica Argentina (the Central Bank of Argentina or the “BCRA”), of certain proceedings based upon alleged violation of foreign currency regulations. Specifically, the BCRA claimed that between December of 2001 and November of 2002 the Company failed to bring into the country 100 percent of the foreign currency proceeds from its Argentine oil exports. In 1989, the government established guidelines that required most oil companies to bring into Argentina 30 percent of foreign currency proceeds from exports instead of 100 percent of such proceeds as was generally required of exporters in other industries. In 1991, all foreign exchange controls were lifted by the government.

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

(7)	Subsequent Events

In April 2011, our Board of Directors approved a regular quarterly dividend of $.02 per share.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three month period ended March 31, 2011, compared with the three month period ended March 31, 2010, and our financial condition since December 31, 2010. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2010 Annual Report on Form 10-K.

Overview of Three Months Ended March 31, 2011

During the first quarter of 2011, net income attributable to Apco Oil and Gas International Inc. was $8.7 million compared with $4.0 million for the same period in 2010.  The increase in net income for the first quarter of 2011 is primarily a result of higher average oil sales prices, greater equity income from Argentine investment and lower exploration expense compared with the first quarter of 2010.

Net cash provided by operating activities during the first quarter of 2011 was $8.7 million, or was relatively flat compared with first quarter 2010.  We ended the first quarter with a cash and cash equivalents balance of $39.3 million, or 15 percent of total assets.  Additionally, we executed a $10 million bank line of credit during the first quarter. We believe we have sufficient liquidity and capital resources to fund our ongoing operations, planned capital expenditures and dividend payments during 2011.

See additional discussion in Results of Operations and Financial Condition.

Neuquén Basin Properties

During the first quarter of 2011, development drilling and exploration activities continued in our Neuquén basin properties.  During the quarter, we completed and put on production five oil wells that commenced drilling in 2010.  For our 2011 drilling program, two wells were drilled, completed, and put on production, and six additional wells were in various stages of drilling or completion at the end of the quarter.  Additional activities included exploration efforts to stimulate production from the Vaca Muerta shale in two existing wells in the Bajada del Palo and Entre Lomas concessions.  The Vaca Muerta formation was not productive in these two wells.  Re-entry of another existing well to investigate Vaca Muerta is planned during the second quarter of 2011.

In our Agua Amarga exploration permit, we finished completion and testing in April of the Meseta Filosa exploration well that was in progress at year end.  The well will be put on production in the second quarter of 2011.  In April 2011, the first exploration period was formally extended for one year until May 2012.  Since acquiring the Agua Amarga exploration permit in 2007, we have drilled exploration wells on six separate geologic structures all of which have resulted in hydrocarbon discoveries.

Coirón Amargo

Under our farm-in agreement in the Coirón Amargo exploration permit in the Neuquén basin, Apco earned a 22.5 percent non-operated interest for funding the drilling of two exploration wells during 2010.  Apco elected to proceed to a second phase and drill two additional wells to increase our interest to 45 percent.  The first of the two second-phase wells was drilled and reached total drilling depth at the end of the first quarter. Based on our evaluation of electric logs, the decision was made to case the well and conduct flow tests in the second quarter to determine if the well is productive.  The second well was spud in April, and we expect to complete and test both wells in the second quarter.  We anticipate spending approximately $6 million net to Apco for the two second-phase wells in 2011.

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

Gradual increases in gasoline prices in Argentina have enabled producers to negotiate higher oil sales prices with refiners.  The trend of increasing gasoline prices combined with tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  For the first quarter of 2011, our average realized price for our direct working interests consolidated in our operating revenues was $56.66 per barrel, compared with $49.12 in the first quarter of 2010.  The average oil sales price for our equity interests was $56.83 per barrel for the first quarter of 2011 compared with $49.48 for the same period in 2010.  Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict if the gradual trend of increasing prices we have experienced will continue throughout 2011 or beyond.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2011, compared with the three months ended March 31, 2010.  Please read in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended March 31,
			$ Change	% Change
	2011	2010	from 2010*	from 2010*
	($ Amounts in Thousands)

Total revenues	$23,083	$19,818	$3,265	16%
Total costs and operating expenses	16,686	17,465	779	4%
Operating income	6,397	2,353	4,044	172%
Investment income	4,866	3,897	969	25%
Income taxes	2,521	2,246	(275)	-12%
Less: Net income attributable to noncontrolling interests	8	8	-	0%
Net income attributable to Apco	$8,734	$3,996	$4,738	119%

*           + = Favorable change to net income; — = Unfavorable change.

Total Revenues

Total revenues for the first quarter of 2011 increased by $3.3 million, or 16 percent compared with first quarter 2010.  The following tables and discussion explain the components and variances in operating revenues.

Index

The three month comparison of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended March 31,

	2011	2010	% Change

Sales Volumes
Oil (bbls)	318,692	308,236	3%
Natural Gas (mcf)	1,562,729	1,534,018	2%
LPG (tons)	2,604	2,398	9%
Oil, Natural Gas and LPG (boe)	609,700	592,040	3%

Average Sales Prices
Oil (per bbl)	$56.66	$49.12	15%
Natural Gas (per mcf)	2.26	2.07	9%
LPG (per ton)	362.57	374.56	-3%

Revenues ($ in thousands)
Oil revenues	$18,058	$15,141	19%
Natural Gas revenues	3,530	3,179	11%
LPG revenues	944	898	5%
	$22,532	$19,218	17%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2010 Sales	$15,141	$3,179	$898	$19,218
Changes due to volumes	592	65	75	732
Changes due to prices	2,325	286	(29)	2,582
2011 Sales	$18,058	$3,530	$944	$22,532

Oil Revenues

The increase in Oil revenues during the first quarter of 2011 is primarily due to higher average oil sales prices.  Our average oil sales prices increased by 15 percent for the quarter due to the factors previously discussed on page 16 of this report.

Index

Total Costs and Operating Expenses

During the first quarter of 2011, Total costs and operating expenses decreased by $779 thousand compared with first quarter 2010, due to lower exploration expense in 2011 which more than offset greater production costs.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $985 thousand due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by greater well maintenance costs and the impact of inflation in Argentina;

•	Taxes other than income increased by $753 primarily due to greater operating revenues from higher sales prices;

•	Selling and administrative expense increased by $360 thousand due to the impact of inflation in Argentina on personnel costs and greater overhead expenses in Argentina and Colombia; and

•	Exploration expense decreased by $3.7 million due to greater exploration activity including seismic acquisition costs in Colombia in the first quarter of 2010 compared with the first quarter of 2011.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three months ended March 31, 2011 and 2010 are shown in the following table:

	Three Months Ended			%
	March 31,		Change	Change
	2011	2010	from 2010	from 2010

Consolidated Sales Volumes (boe)	609,700	592,040	17,660	3%
DD&A Rate per boe	$7.64	$6.42	$1.22	19%
DD&A Expense (In thousands)	$4,659	$3,802	$857	23%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three months ended March 31, 2011 and 2010.

Three Months Ended
March 31,
(In thousands)

2010 DD&A	$3,802
Changes due to volumes	135
Changes due to rates	722
2011 DD&A	$4,659

Index

Our DD&A rate increased in the first quarter of 2011 compared with the same period in 2010 because we add less proved reserves per well drilled for calculating depreciation with each year that passes without obtaining the remaining ten-year extensions for our concessions because our proved reserves are limited to the current concession life (see discussion below).  Additionally, our weighted average DD&A rate increased in 2011 due to a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the first quarter of 2010.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we expect to experience a favorable effect on future DD&A rates as wells whose productive lives extend beyond 2016 will result in the addition of proved producing reserves.

Investment Income

Total investment income increased by $969 thousand during the first quarter of 2011 compared with 2010 due to greater Equity income from Argentine investment.  The increase in our equity income for the quarter is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is primarily a result of greater revenues driven by higher oil sales prices.

Income Taxes

Income taxes increased by $275 thousand in the first quarter of 2011 compared with the same period in 2010 in direct relation to our increase in pre-tax income in Argentina.  The effective income tax rate on the total provision for first quarter 2011 is lower than the effective income tax rate in the prior year quarter primarily due to the greater amounts of exploration activity in Colombia which provide no benefit to income tax expense during the period.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion of income taxes.

Index
Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:

	Periods Ending March 31,
Volume, Price and Cost Statistics	Three Months

	2011	2010

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	318,692	308,236
Gas (mcf)	1,562,729	1,534,018
LPG (tons)	2,604	2,398
Barrels of oil equivalent (boe)	609,700	592,040
Equity interests (3)
Crude oil and condensate (bbls)	372,600	363,182
Gas (mcf)	691,516	544,100
LPG (tons)	2,836	2,447
Barrels of oil equivalent (boe)	521,130	482,586
Total volumes
Crude oil and condensate (bbls)	691,292	671,418
Gas (mcf)	2,254,246	2,078,118
LPG (tons)	5,439	4,845
Barrels of oil equivalent (boe)	1,130,830	1,074,627

Total volumes by basin
Neuquén	927,362	854,461
Austral	156,100	160,328
Others	47,368	59,838
Barrels of oil equivalent (boe)	1,130,830	1,074,627

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$56.66	$49.12
Gas (per mcf)	2.26	2.07
LPG (per ton)	362.57	374.56
Equity interests (3)
Oil (per bbl)	$56.83	$49.48
Gas (per mcf)	2.61	2.31
LPG (per ton)	349.88	393.26

Average Production Costs per BOE (2):
Production and lifting cost	$7.25	$5.80
Taxes other than income	$6.99	$5.93
DD&A	$7.64	$6.42

(1) Volumes presented in the above table have not been reduced by the approximately 12 to 18.5 percent provincial production tax that is accounted for as an expense by Apco.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.

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

Index

Financial Condition

Outlook

As previously discussed, the price of WTI crude oil and oil price realizations in Argentina have been on a steady upward trend since first quarter 2009, reaching an average price of $58 per barrel in March 2011.  For the remainder of 2011, operating results and cash flows from operations are expected to be greater than 2010 levels if oil prices continue their upward trend. Our oil price realizations continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve beyond 2011.

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

We estimate capital expenditures net to our direct working interests will total approximately $34 million in 2011. Due to our funding commitment to pay for 100 percent of two additional wells in Coirón Amargo, increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego, in the first quarter of 2011 we negotiated a loan agreement with a financial institution for a $10 million bank line of credit.  Borrowings under this facility will be unsecured and will bear interest at Libor plus four percent per annum plus a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period ending in March 2012, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  We expect to fund our 2011 capital expenditures with cash on hand, cash flows from operations and borrowings under the line of credit.  We have not made any borrowings under the line of credit.

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

With a cash and cash equivalents balance at March 31, 2011, of $39.3 million, or 15 percent of total assets, our bank line of credit, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business in 2011.

Index

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of December 31, 2010, a total of $4 million was considered restricted and included in restricted cash.  In January 2011, the first exploration phase letter of credit of $4 million was reduced by $1.1 million and extended until September of 2012.  Consequently, $2.9 million of cash was considered restricted and included in restricted cash and other assets as of March 31, 2011.  We expect to issue another $5.5 million letter of credit to be collateralized with cash for another exploration block in the second quarter of 2011.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Three Months Ended March 31,
	2011	2010
	(Thousands)
Net cash provided (used) by:
Operating activities	$8,704	$8,971
Investing activities	(4,023)	(4,803)
Financing activities	(597)	(594)
Increase in cash and cash equivalents	$4,084	$3,574

Operating Activities

Our net cash provided by operating activities totaled $8.7 million for the three months ended March 31, 2011, compared with $9.0 million during the same period in 2010.  The change in cash provided by operating activities was relatively flat as cash provided by greater operating results was offset by variations in working capital, in particular a greater amount of cash used to pay accounts payable in the first quarter of 2011.

Investing Activities

During the first three months of 2011, capital expenditures totaled $5.1 million, most of which was invested in drilling in our Neuquén basin properties and in Coirón Amargo, compared with $4.8 million in 2010.  Additionally, in the first quarter of 2011 our $4 million letter of credit for investments in Colombia was reduced by $1.1 million.  Consequently, cash increased by $1.1 million as the cash was no longer restricted as collateral for the letter of credit.

Financing Activities

During the first three months of 2011, $597 thousand of dividends was paid to shareholders and non-controlling interests compared with $594 thousand in 2010.

Contractual Obligations

There have been no significant changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

We have historically not used derivatives to hedge price volatility. As previously mentioned in MD&A, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impacts net backs for the sale of crude oil in the domestic Argentine market. As a result, our price is impacted more by government controls than changes in world oil prices.  Because our oil prices are negotiated on a short-term basis, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results of operations.

Foreign Currency and Operations Risk

The majority of the Company’s operations and all of its current production is located in Argentina which has had a history of high levels of inflation and resultant currency devaluation. Therefore, the Company’s financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, the Company recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  From 2003 to mid-2008, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies, such as regulated gasoline prices and strict controls over natural gas prices, have attempted to reduce inflationary pressures in Argentina, inflation has accelerated to double digit rates during the last few years.  Throughout part of this period, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation; however, around mid-2008, we began to experience a weakening in the value of the peso, and by December 31, 2010, the peso to US dollar exchange rate was 3.98:1.  At March 31, 2011, the exchange rate was 4.05:1.

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

For example, reference is made to the section “Argentine Economic and Political Environment” on page 50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for a description of Argentina’s economic crisis of 2002 and the government’s reaction to that crisis.  Presidential elections are currently scheduled for the fall of 2011.

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

First Quarter 2011 Changes in Internal Controls

There have been no changes during the first-quarter 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Index

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The information called for by this item is provided in Note 6 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.   Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed.

Item 5.       Other Information

On May 4, 2011, our Board of Directors (the “Board”) approved a form of director indemnification agreement, which will be executed by each of our directors that is not an employee of Williams or its affiliates.  The agreement sets out the indemnification and advancement rights provided and the procedures required under the agreement for determining entitlement to and obtaining indemnification and expense advancement.

The preceding is qualified in its entirety by reference to the form of indemnification agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Index

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

10.1 – Form of director indemnification agreement.*

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

May 5, 2011

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

10.1	Form of director indemnification agreement.*

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