Form 10-Q
period 2011-06-30
APCO OIL & GAS INTERNATIONAL INC
filed 2011-08-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2011
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

APCO OIL AND GAS INTERNATIONAL INC.

INDEX

PART I.     FINANCIAL INFORMATION                                                                          Page No.
PART II	OTHER INFORMATION

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

•
  Costs of, changes in, or the results of laws, government regulations (including climate change regulation and/or potential additional regulation of drilling and completion of wells), environmental liabilities and litigation;

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

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$34,812	$35,234
Accounts receivable	9,991	11,757
Advances to partners	294	419
Inventory	2,582	2,300
Restricted cash	-	4,000
Other current assets	2,760	2,265
Total current assets	50,439	55,975

Property and Equipment:
Cost, successful efforts method of accounting	236,552	216,891
Accumulated depreciation, depletion and amortization	(119,730)	(109,986)
	116,822	106,905

Argentine investment, equity method	85,607	82,652
Deferred income tax asset	1,270	1,236
Restricted cash	8,375	-

Other assets (net of allowance of $584 at June 30, 2011 and $600 at December 31, 2010)	2,444	1,421

	$264,957	$248,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,204	$8,479
Affiliate payables	490	297
Accrued liabilities	3,607	3,409
Income taxes payable	2,855	3,248
Dividends payable	589	589
Total current liabilities	15,745	16,022

Long-term debt	2,000	-
Long-term liabilities	3,068	2,709
Contingent liabilites and commitments (Note 7)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding at June 30, 2011;
29,441,240 issued and outstanding at December 31, 2010	92	295
Class A shares, 20,301,592 shares issued and outstanding at June 30, 2011	203	-
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,224)	(1,224)
Retained earnings	235,751	221,068
Total shareholders' equity	243,927	229,244
Noncontrolling interests in consolidated subsidiaries	217	214
Total equity	244,144	229,458
Total liabilities and equity	$264,957	$248,189

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Oil revenues	$19,601	$17,696	$37,659	$32,837
Natural gas revenues	2,980	2,602	6,510	5,781
LPG revenues	842	942	1,786	1,840
Other	1,153	570	1,704	1,170
Total revenues	24,576	21,810	47,659	41,628

COSTS AND OPERATING EXPENSES:
Production and lifting costs	6,106	4,390	10,524	7,823
Taxes other than income	4,490	3,909	9,324	7,278
Transportation and storage	184	126	331	285
Selling and administrative	2,460	2,337	4,781	4,298
Depreciation, depletion and amortization	4,851	4,061	9,525	7,878
Exploration expense	980	1,130	1,480	5,323
Foreign exchange losses (gains)	(305)	21	(373)	47
Other expense	260	462	692	969
Total costs and operating expenses	19,026	16,436	36,284	33,901

TOTAL OPERATING INCOME	5,550	5,374	11,375	7,727

INVESTMENT INCOME:
Interest and other income (expense)	(3)	183	96	258
Equity income from Argentine investment	4,513	4,309	9,280	8,131
Total investment income	4,510	4,492	9,376	8,389

Income before income taxes	10,060	9,866	20,751	16,116
Income taxes	2,352	2,740	4,873	4,986

NET INCOME	7,708	7,126	15,878	11,130
Less: Net income attributable to noncontrolling interests	9	9	17	17
Net income attributable to Apco Oil and Gas International Inc.	$7,699	$7,117	$15,861	$11,113

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.26	$0.24	$0.54	$0.38

Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$0.04	$0.02	$0.04	$0.02
Cash dividends declared per Class A share	$0.02	$-	$0.02	$-

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the six months ended June 30,
(Amounts in Thousands)	2011			2010
	Shareholders'	Noncontrolling		Shareholders'	Noncontrolling
	Equity	Interests	Total	Equity	Interests	Total

Beginning Balance	$229,244	$214	$229,458	$205,633	$204	$205,837
Net Income	15,861	17	15,878	11,113	17	11,130

Total comprehensive income	15,861	17	15,878	11,113	17	11,130
Cash dividends declared	(1,178)	-	(1,178)	(589)	-	(589)
Dividends and distributions to
noncontrolling interests	-	(14)	(14)	-	(12)	(12)
Ending Balance	$243,927	$217	$244,144	$216,157	$209	$216,366

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Six Months Ended
	June 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$15,878	$11,130
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(9,280)	(8,131)
Dividends received from Argentine investment	6,325	7,351
Deferred income tax (benefit)	(72)	(74)
Depreciation, depletion and amortization	9,525	7,878
Changes in accounts receivable	1,766	(1,783)
Changes in inventory	(282)	(41)
Changes in other current assets	(365)	(607)
Changes in accounts payable	(2,377)	1,727
Changes in advances to partners	126	64
Changes in affiliate payables, net	193	142
Changes in accrued liabilities	(152)	(1,656)
Changes in income taxes payable	(393)	(1,274)
Other, including changes in noncurrent assets and liabilities	(538)	(23)
Net cash provided by operating activities	20,354	14,703
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(17,209)	(13,159)
Changes in restricted cash	(4,375)	-
Net cash used in investing activities	(21,584)	(13,159)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,000	-
Dividends paid to noncontrolling interests	(14)	(12)
Dividends paid ($.04 per ordinary share in 2011 and 2010)	(1,178)	(1,178)
Net cash provided by financing activities	808	(1,190)

(Decrease) / increase in cash and cash equivalents	(422)	354

Cash and cash equivalents at beginning of period	35,234	32,404

Cash and cash equivalents at end of period	$34,812	$32,758

________________________
* Increases to property plant and equipment, net of asset dispositions	$(19,661)	$(14,222)
Changes in related accounts payable and accrued liabilities	2,452	1,063
Capital expenditures	$(17,209)	$(13,159)

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

Apco began E&P activities in Argentina in the late 1960s, and as of June 30, 2011, had interests in eight oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of June 30, 2011, all of our operating revenues and equity income, and all but $2.6 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

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

Our core operations are our 23 percent working interests in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit in the Neuquén basin, and a 40.803 percent equity interest in Petrolera Entre Lomas S.A. (Petrolera, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 4).  Petrolera is the operator and owns a 73.15 percent working interest in the same properties.  Consequently, Apco’s combined direct consolidated and indirect equity interests in the properties underlying the joint ventures total 52.85 percent. The Charco del Palenque concession is the portion of the Agua Amarga exploration permit which was converted to a 25-year exploitation concession in the fourth quarter of 2009. We sometimes refer to these areas in a group as our “Neuquén basin properties.”

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

In the opinion of the Company, all normal adjustments have been made to present fairly the results of the three and six-month periods ended June 30, 2011 and 2010 (see Note 2).  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Relationship with The Williams Companies, Inc.

Williams Global Energy (Cayman) Limited, (“Williams Global Energy”), a wholly owned subsidiary of The Williams Companies, Inc. (“Williams”) owns 68.96 percent of the outstanding shares of Apco.  We are managed by employees of Williams, and all of our executive officers and three of our directors are employees of Williams. Pursuant to an administrative services agreement between us and Williams, Williams provides us with management services, office space, insurance, treasury, accounting, tax, legal, corporate communications, information technology, human resources, internal audit and other administrative corporate services.

On February 16, 2011, Williams announced that its Board of Directors approved a reorganization plan to divide its business into two separate, publicly-traded corporations.  The initial phase in Williams’ reorganization plan calls for the separation of its exploration and production business into a new, wholly owned subsidiary, WPX Energy, Inc. (“WPX Energy”), and a public offering of WPX Energy common stock.  The second phase calls for a tax-free spin-off of Williams’ remaining interest in WPX Energy to Williams’ shareholders.  On April 29, 2011, pursuant to the first phase of the reorganization plan, WPX Energy filed a Registration Statement on Form S-1 with the SEC with respect to an initial public offering of its equity securities. Williams retains the discretion to determine whether and when to complete these transactions.

Because we are an oil and gas exploration and production company and utilize the personnel and resources of Williams’ exploration and production business, Williams stated its desire to transfer its entire interest in Apco to WPX Energy along with virtually all of its exploration and production assets and personnel.

In order to facilitate the transfer of Williams’ interest in Apco to WPX Energy in a tax efficient manner, on June 30, 2011 our shareholders authorized our Board of Directors to issue a separate redeemable convertible class of shares, designated Class A Shares, which have, as a class, 85 percent of the voting power with respect to the election and removal of our directors and authorized us to issue one Class A Share to Williams Global Energy in exchange for each ordinary share of the Company owned by Williams Global Energy.  Consistent with this approval, on June 30, 2011, we issued 20,301,592 Class A Shares, par value $.01 per share, to Williams Global Energy, in exchange for an equal number of our ordinary shares.  No other consideration was paid in connection with the exchange.   The Class A Shares and the ordinary shares have identical rights and preferences in all other respects, including with respect to dividend rights.  The Class A Shares will automatically convert into our ordinary shares in the event that neither Williams, nor WPX Energy, beneficially owns, separately or in the aggregate, directly or indirectly, at least 50 percent of the aggregate outstanding Class A Shares and ordinary shares of the Company.

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

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Restricted Cash

At June 30, 2011, we have $8.4 million of restricted cash which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire in various dates in 2012 and 2013.

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

Net Income per Share

Net income per share is calculated by dividing net income (loss) attributable to Apco Oil and Gas International Inc. shareholders by the weighted average number of ordinary and Class A shares outstanding.  Basic and diluted net income per share is the same because the Company has not issued any potentially dilutive securities such as stock options.  The Class A Shares and the ordinary shares have identical rights and preferences with respect to dividends.

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nonmonetary Transactions

The Company accounts for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first six months of 2011, we delivered a volume of our oil production to a third-party refinery to satisfy a portion of our provincial production tax obligation.  The crude oil inventory that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $1.3 million in operating revenues and taxes other than income as a result of this transaction.

(2)	Taxes Other Than Income

During the second quarter 2011, we determined that a special Colombian equity tax assessed effective January 1, 2011 was not recorded in the first quarter of 2011, thereby understating taxes other than income by $572 thousand.  Amounts for the second quarter of 2011 have been properly reported (excluding this assessment).  Amounts for the six months ended June 30, 2011, include this assessment of $572 thousand.  The effect of correcting this assessment in the three months ended March 31, 2011, is to reduce previously reported net income of $8.7 million by $572 thousand to $8.2 million (reflect net income per share of $0.28).

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

The effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is because the Company currently incurs income taxes only in Argentina where all of its oil and gas income generating activities are presently located. Additionally, equity income from Argentine investment is recorded by the Company on an after tax basis.  The Company also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction.  Therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas bank accounts, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, and foreign exchange gains and losses resulting from changes in the value of the peso which do not affect taxable income in Argentina.  The Company also incurs costs and expenses in Colombia that currently provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income taxes:
Current	$2,412	$2,776	$4,945	$5,060
Deferred	(60)	(36)	(72)	(74)
Income tax expense	$2,352	$2,740	$4,873	$4,986

The effective income tax rate is lower for the three and six-months ended June 30, 2011, compared with the same periods of 2010 due to the significant amounts of exploration expense incurred in Colombia during 2010 which provided no benefit to income tax expense during those periods.

As of June 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

The Company’s policy is to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is six years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2004 through 2010 remain open to examination.

(4)	Investment in Petrolera Entre Lomas S.A.

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

The Company’s carrying amount of its investment in Petrolera is greater than its proportionate share of Petrolera’s net equity by $576 thousand.  The reasons for this basis difference are: (i) goodwill recognized on its acquisition of additional Petrolera shares in 2002 and 2003; (ii) certain costs expensed by Petrolera but capitalized by the Company; (iii) recognition of a provision for doubtful account associated with a receivable held by Petrolera; and (iv) a difference from periods prior to 1991 when the Company accounted for its interest in Petrolera under the cost recovery method, which will be recognized upon full recovery of the Company’s investment.

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Petrolera’s financial position at June 30, 2011 and December 31, 2010 is as follows.  Amounts are stated in thousands:

	June 30,	December 31,
	2011	2010

Current assets	$61,228	$65,621
Non current assets	226,941	228,875
Current liabilities	47,334	52,158
Non current liabilities	44,983	41,047

Petrolera’s results of operations for the three and six months ended June 30, 2011 and 2010 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$ 60,013	$ 55,647	$ 117,015	$ 105,188
Expenses other than income taxes	46,115	37,461	83,237	71,661
Net income	10,502	10,561	22,598	19,948

(5)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Taxes other than income payable	$864	$593
Accrued provincial production taxes	907	687
Accrued payroll and other general and adminstrative expenses	1,380	1,365
Accrued oil and gas expenditures	237	55
Other	219	709
	$3,607	$3,409

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)	Debt and Banking Arrangements

Due to increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for certain of our properties in Argentina, we executed a loan agreement with a financial institution for a $10 million bank line of credit.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum plus a one percent arrangement fee per borrowing and a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period ending in March 2012, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  As of June 30, 2011, we have borrowed $2 million under this banking agreement.  The carrying amount of our long-term debt approximates its fair value.

(7)	Contingencies

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

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2011, the BCRA sent the case file to the National Justice for Economic Crimes.  The Company anticipates that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, a conclusion as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding cannot be made at this time.

(8)	Subsequent Events

In July 2011, we earned our full 45 percent interest in the Coirón Amargo exploration permit in the Neuquén basin by completing our drilling commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and six-month periods ended June 30, 2011, compared with the three and six-month periods ended June 30, 2010, and our financial condition since December 31, 2010. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2010 Annual Report on Form 10-K.

Overview of Three and Six Months Ended June 30, 2011

During the second quarter and first six months of 2011, net income attributable to Apco Oil and Gas International Inc. was $7.7 million and $15.9 million compared with $7.1 million and $11.1 million for the same periods in 2010.  Net income was slightly higher quarter-to-quarter as the combination of higher operating revenues, greater equity income and lower income taxes was offset by higher costs and operating expenses.  The increase in net income for the first six months of 2011 is primarily the result of higher average oil sales prices, greater equity income from Argentine investment and lower exploration expense.  These benefits were partially offset by higher production and lifting costs and depreciation expense compared with the first six months of 2010.

Net cash provided by operating activities during the six months of 2011 was $20.4 million, an increase of $5.7 million primarily due to higher operating income compared with the first six months of 2010.  We ended the second quarter with a cash and cash equivalents balance of $34.8 million, or 13 percent of total assets.  Additionally, we have $8 million available credit from our banking agreement. We believe we have sufficient liquidity and capital resources to fund our ongoing operations, planned capital expenditures and dividend payments during 2011.

See additional discussion in Results of Operations and Financial Condition.

Neuquén Basin Properties

During the second quarter of 2011, we continued to have success with development drilling and exploration activities in our Neuquén basin properties.  During the first six months of the year, we completed and put on production five oil wells that commenced drilling in 2010.  For our 2011 drilling program, 12 wells were drilled, completed, and put on production, and five additional wells were in various stages of drilling or completion at the end of the quarter.  Additional activities included exploration efforts to stimulate production from the Vaca Muerta shale in three existing wells in the Bajada del Palo and Entre Lomas concessions.  The Vaca Muerta formation was not productive in two of these wells.  In the third well, results were inconclusive and additional studies are being conducted to more fully understand the actual results of this well.  All of the costs associated with these three well re-entries have been expensed as exploration costs.  During the remainder of 2011 we plan to continue investigating the Vaca Muerta shale through additional well re-entries or drilling.

In our Agua Amarga exploration permit, we completed and put on production the Meseta Filosa exploration well that was in progress at year end.  In April 2011, the first exploration period was formally extended for one year until May 2012.  Since acquiring the Agua Amarga exploration permit in 2007, we have drilled exploration wells on six separate geologic structures all of which have resulted in hydrocarbon discoveries.

The western most portion of our Bajada del Palo concession is known as “Aguada del Poncho.”  Like the southern portion of our Coirón Amargo permit, Aguada del Poncho is situated in the deepest portion of the Neuquén basin near the Repsol YPF S.A. (“YPF”) Loma de la Lata concession. The recently completed interpretation of 3D seismic which was acquired over this portion of the block in 2010 has resulted in the identification of multiple drillable structures targeting both the Quintuco and Tordillo formations. During 2011, an existing well, the Aguada del Poncho 1,  was reentered and successfully put on production from the Quintuco formation at a better than expected rate of oil production. Apco and its partners intend to drill two exploration wells on this acreage prior to the end of 2011.

Coirón Amargo

Pursuant to the farm-in agreement in the Coirón Amargo exploration permit in the Neuquén basin, Apco had previously earned a 22.5 percent non operated interest for funding the drilling of two exploration wells during 2010. Both wells resulted in oil discoveries. Apco elected to proceed to a second phase and drill two additional exploration wells to increase our interest to 45 percent. The second phase wells, the CAS x-1 and CAN x-4, were drilled prior to the end of the second quarter. Both wells were subsequently completed and tested, resulting in oil discoveries in the Tordillo formation. We have completed our commitments to earn a 45 percent interest in the exploration permit.

The CAN x-4 well has been put on production from the Tordillo formation. The CAS x-1 well in the southern part of the permit also tested oil from the Vaca Muerta formation. Initially, this well will remain on test from the Vaca Muerta formation to determine its ability to sustain any flow of oil without stimulation. Our plan is to evaluate its performance during the short term and then, depending on the results of this evaluation, return to the well to either perform a fracture stimulation of the Vaca Muerta or put the well on production from the Tordillo formation. We anticipate conducting further exploration activities targeting both the Tordillo and Vaca Muerta formations that will include drilling and possibly well re-entries throughout the remainder of 2011.  These investments will occur prior to November 2011, the current exploration period expiration date.  By November, we will determine how much of the area will be converted to an exploitation concession and how much acreage, if any, will have to be relinquished.

Since entering our farm-in agreement in early 2010, we have drilled four wells resulting in hydrocarbon discoveries on four geological structures. This achievement is a continuation of our success during recent years where we have utilized an established geologic model to drill exploration wells in our core properties in the Neuquén basin.

Colombia Exploration

Our seismic programs in both the Turpial and Llanos 32 blocks in Colombia were completed in 2010.  Apco and its partners have agreed on the location of the first exploration wells to be drilled in each of these blocks.  Drilling and environmental permit applications were submitted some time ago, but because of the large number of wells scheduled to be drilled in Colombia, there is a significant backlog of unapproved permits and the permitting authority has been slow to grant approvals.  Assuming the permits are obtained in time, we expect to commence drilling our first wells in Colombia during the fourth quarter of 2011.  Because the current exploration period in the Turpial block expires in September, we have requested and expect to receive a contract extension as a result of the permitting delays.  During the second half of 2011, we expect to acquire 305 square kilometers of 3D seismic over our Llanos 40 block estimated to cost $5.7 million net to our 50 percent interest.

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

Gradual increases in gasoline prices in Argentina have enabled producers to negotiate higher oil sales prices with refiners.  The trend of increasing gasoline prices combined with tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  For the second quarter of 2011, our average realized price for our direct working interests consolidated in our operating revenues was $59.54 per barrel, compared with $51.09 in the second quarter of 2010.  The average oil sales price for our equity interests was $59.75 per barrel for the second quarter of 2011 compared with $51.36 for the same period in 2010.  Our oil price netbacks have been increasing since 2009 when we received approximately $43 per barrel.  Nevertheless, as our oil price realizations continue to be negotiated on a short-term basis, and because of any potential change in government policy, we cannot accurately predict if the gradual trend of increasing prices we have experienced will continue throughout 2011 or beyond.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six-months ended June 30, 2011, compared with the three and six-months ended June 30, 2010.  Please read this information in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended June 30,
			$ Change	% Change
	2011	2010	from 2010*	from 2010*
	($ Amounts in Thousands)

Total revenues	$24,576	$21,810	$2,766	13%
Total costs and operating expenses	19,026	16,436	(2,590)	-16%
Operating income	5,550	5,374	176	3%
Investment income	4,510	4,492	18	0%
Income taxes	2,352	2,740	388	14%
Less: Net income attributable to noncontrolling interests	9	9	-	0%
Net income attributable to Apco	$7,699	$7,117	$582	8%

	For the Six Months Ended June 30,
			$ Change	% Change
	2011	2010	from 2010*	from 2010*
	($ Amounts in Thousands)

Total revenues	$47,659	$41,628	$6,031	14%
Total costs and operating expenses	36,284	33,901	(2,383)	-7%
Operating income	11,375	7,727	3,648	47%
Investment income	9,376	8,389	987	12%
Income taxes	4,873	4,986	113	2%
Less: Net income attributable to noncontrolling interests	17	17	-	0%
Net income attributable to Apco	$15,861	$11,113	$4,748	43%

*           + = Favorable change to net income; — = Unfavorable change.

Total Revenues

Total revenues for the second quarter of 2011 increased by $2.8 million, or 13 percent compared with second quarter 2010.  For the first six months of 2011, Total revenues were greater by $6.0 million, or 14 percent compared with 2010.  The following tables and discussion explain the components and variances in operating revenues.

The three and six-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	2010	% Change	2011	2010	% Change

Sales Volumes
Oil (bbls)	329,189	346,376	-5%	647,880	654,611	-1%
Natural Gas (mcf)	1,659,499	1,529,176	9%	3,222,228	3,063,194	5%
LPG (tons)	2,869	2,491	15%	5,474	4,889	12%
Oil, Natural Gas and LPG (boe)	639,444	630,474	1%	1,249,150	1,222,514	2%

Average Sales Prices
Oil (per bbl)	$59.54	$51.09	17%	$58.13	$50.16	16%
Natural Gas (per mcf)	1.80	1.70	6%	2.02	1.89	7%
LPG (per ton)	293.44	378.11	-22%	326.30	376.37	-13%

Revenues ($ in thousands)
Oil revenues	$19,601	$17,696	11%	$37,659	$32,837	15%
Natural Gas revenues	2,980	2,602	15%	6,510	5,781	13%
LPG revenues	842	942	-11%	1,786	1,840	-3%
	$23,423	$21,240	10%	$45,955	$40,458	14%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2010 Sales	$17,696	$2,602	$942	$21,240
Changes due to volumes	(1,024)	234	111	(679)
Changes due to prices	2,929	144	(211)	2,862
2011 Sales	$19,601	$2,980	$842	$23,423

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2010 Sales	$32,837	$5,781	$1,840	$40,458
Changes due to volumes	(391)	321	191	121
Changes due to prices	5,213	408	(245)	5,376
2011 Sales	$37,659	$6,510	$1,786	$45,955

Oil Revenues

The increase in Oil revenues during the second quarter and first six months of 2011 is due to higher average oil sales prices.  Our average oil sales prices increased by 17 percent for the quarter and 16 percent for the first six months due to the factors previously discussed on page 18 of this report.  The benefit of higher oil sales prices was partially offset by lower oil sales volumes. Because of greater crude oil inventory accumulation during the period compared with 2010, our oil sales volumes decreased by five percent for the second quarter and one percent for the first six months of 2011 while our total consolidated oil production volumes increased by three percent for the second quarter and two percent for the first six months compared with the same periods of 2010.

Other Operating Revenues

Other operating revenues increased by $583 thousand during the second quarter and $534 thousand for the first six months of 2011 compared with the same periods in 2010.  The increase for both periods is related to benefits realized from the Oil Plus program implemented by the Argentine government in 2008 to provide incentives for successfully increasing oil production volumes.  During 2011, we are requesting additional benefits under the Oil Plus program; however, due to government intervention in the export markets in Argentina, we cannot predict if we will be able to realize any further benefits from this program.

Total Costs and Operating Expenses

During the second quarter of 2011, Total costs and operating expenses increased by $2.6 million compared with second quarter 2010 primarily due to greater production costs.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $1.7 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by greater well maintenance costs, greater pulling activity and the impact of inflation in Argentina;

•	Taxes other than income increased by $581 thousand primarily due to greater operating revenues from higher sales prices.

During the first six months of 2011, Total costs and operating expenses increased by $2.4 million compared with 2010 due to greater production costs which more than offset lower exploration expense in 2011.  Notable variances for the comparable periods include the following:

•
Production and lifting costs increased by $2.7 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by greater well maintenance costs and the impact of inflation in Argentina;

•	Taxes other than income increased by $2.0 primarily due to greater operating revenues from higher sales prices and a one-time equity tax applicable to our Colombian operations;

•	Depreciation, depletion and amortization expense increased by $1.6 million primarily due to higher depreciation rates (see additional discussion below); and

•	Exploration expense decreased by $3.8 million due to greater exploration activity including seismic acquisition costs in Colombia in the first six months of 2010 compared with 2011.

 Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three and six-months ended June 30, 2011 and 2010 are shown in the following table:

	Three Months Ended			%	Six Months Ended			%
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010

Consolidated Sales Volumes (boe)	639,444	630,474	8,970	1%	1,249,150	1,222,514	26,636	3%
DD&A Rate per boe	$7.56	$6.42	$1.14	18%	$7.60	$6.42	$1.18	18%
DD&A Expense (In thousands)	$4,835	$4,047	$789	19%	$9,498	$7,850	$1,648	21%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three and six-months ended June 30, 2011 and 2010.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	(In thousands)

2010 DD&A	$4,047	$7,850
Changes due to volumes	68	203
Changes due to rates	721	1,445
2011 DD&A	$4,835	$9,498

Our DD&A rate increased in the second quarter and first six months of 2011 compared with the same periods in 2010 because we add less proved reserves per well drilled for calculating depreciation with each year that passes without obtaining the remaining ten-year extensions for certain of our concessions because our proved reserves are limited to the current concession life (see discussion below).  Additionally, our weighted average DD&A rate increased in 2011 due to a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the second quarter and first six months of 2010.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we expect to experience a favorable effect on future DD&A rates as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income

Total investment income increased by $1.0 million during the first six months of 2011 compared with 2010 due to greater Equity income from Argentine investment.  The increase in our equity income for the period is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is primarily a result of greater revenues driven by higher oil sales prices and lower income tax expense.

Income Taxes

Income taxes decreased by $388 thousand in the second quarter of 2011 compared with the same period in 2010 as a result of lower pre-tax income in Argentina during second quarter 2011.  The effective income tax rate on the total provision for the second quarter and first six months of 2011 is lower than the effective income tax rate in the prior year periods primarily due to the greater amounts of exploration activity in Colombia in 2010 which provided no benefit to income tax expense during the period.  See Note 3 in the Notes to Consolidated Financial Statements for further discussion of income taxes.

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit for the periods presented:

	Periods Ending June 30,
	Three Months		Six Months

	2011	2010	2011	2010

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	329,189	346,376	647,880	654,611
Gas (mcf)	1,659,499	1,529,176	3,222,228	3,063,194
LPG (tons)	2,869	2,491	5,474	4,889
Barrels of oil equivalent (boe)	639,444	630,474	1,249,150	1,222,514
Equity interests (3)
Crude oil and condensate (bbls)	386,436	408,623	759,037	771,805
Gas (mcf)	768,616	510,687	1,460,133	1,054,788
LPG (tons)	2,967	2,614	5,803	5,062
Barrels of oil equivalent (boe)	549,356	524,413	1,070,492	1,007,000
Total volumes
Crude oil and condensate (bbls)	715,625	754,999	1,406,917	1,426,416
Gas (mcf)	2,428,115	2,039,863	4,682,361	4,117,982
LPG (tons)	5,836	5,105	11,277	9,950
Barrels of oil equivalent (boe)	1,188,805	1,154,888	2,319,642	2,229,514

Total volumes by basin
Neuquén	973,959	928,519	1,901,323	1,782,980
Austral	161,082	165,541	317,186	325,869
Others	53,765	60,827	101,133	120,665
Barrels of oil equivalent (boe)	1,188,805	1,154,888	2,319,642	2,229,514

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$59.54	$51.09	$58.13	$50.16
Gas (per mcf)	1.80	1.70	2.02	1.89
LPG (per ton)	293.44	378.11	326.30	376.37
Equity interests (3)
Oil (per bbl)	$59.75	$51.36	$58.32	$50.47
Gas (per mcf)	1.32	1.16	1.93	1.75
LPG (per ton)	296.25	379.25	322.45	386.03

Average Production Costs per BOE (2):
Production and lifting cost	$9.55	$6.96	$8.42	$6.40
Taxes other than income	$7.02	$6.20	$7.46	$5.95
DD&A	$7.56	$6.42	$7.60	$6.42

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

(3) The equity interest presented above reflects our interest in our equity investee's sales volumes and prices. The revenues resulting from the equity interest sales volumes and prices are not consolidated within the Company’s revenues. See the financial statements and Note 1 and Note 4 of Notes to Consolidated Financial Statements for additional explanation of the equity method of accounting for our investment in Petrolera.

Financial Condition

Outlook

As previously discussed, oil price realizations in Argentina have been on a steady upward trend since first quarter 2009, reaching an average price of $60 per barrel in June 2011.  Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments.  Oil price realizations in Argentina continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve beyond 2011.

Inflation in Argentina has been a persistent problem for some time.  With an annual inflation rate of at least 20 percent in 2010, economists in Argentina are predicting similar levels of inflation during 2011.  In contrast, the devaluation of the Argentine peso during the same period has been modest by comparison causing significant increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, there is no assurance that operating income will increase in line with the upward trend of our oil price realizations.

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

We estimate capital expenditures net to our direct working interests will total approximately $40 million in 2011. Due to our funding commitment to pay for 100 percent of the third and fourth wells in Coirón Amargo, increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego, in the first quarter of 2011 we negotiated a loan agreement with a financial institution for a $10 million bank line of credit.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum plus a one percent arrangement fee per borrowing and a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period ending in March 2012, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  We expect to fund our 2011 capital expenditures with cash on hand, cash flows from operations and borrowings under the line of credit.  As of June 30, 2011, we have borrowed $2 million under the line of credit.

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

With a cash and cash equivalents balance at June 30, 2011, of $34.8 million, or 13 percent of total assets, the remaining amount of our bank line of credit, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business in 2011.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of December 31, 2010, a total of $4 million was considered restricted and included in restricted cash.  In first quarter 2011, one of our letters of credit for $4 million was reduced by $1.1 million and extended until September of 2012.  In the second quarter we issued another $5.5 million letter of credit collateralized with cash for another exploration block in Colombia.  Consequently, $8.4 million of cash is considered restricted as of June 30, 2011.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.
	Six Months Ended June 30,
	2011	2010
	(Thousands)
Net cash provided (used) by:
Operating activities	$20,354	$14,703
Investing activities	(21,584)	(13,159)
Financing activities	808	(1,190)
Increase in cash and cash equivalents	$(422)	$354

Operating Activities

Our net cash provided by operating activities totaled $20.4 million for the first six months of 2011, compared with $14.7 million during the same period in 2010.  The change in cash provided by operating activities was a result of greater cash provided by higher operating results.

Investing Activities

During the first six months of 2011, capital expenditures totaled $17.2 million, most of which was invested in drilling in our Neuquén basin properties, compared with $13.2 million in 2010.  Additionally, in the first six months of 2011 our cash used as collateral for letters of credit changed by $4.4 million.

Financing Activities

During the first six months of 2011, we paid $1.2 million of dividends to shareholders and non-controlling interests, and we received $2 million in borrowings from our $10 million unsecured bank line of credit to fund capital expenditures.  During the first six months of 2010, $1.2 million of dividends was paid to shareholders and non-controlling interests.

Contractual Obligations

Our contractual obligations have decreased by approximately $6 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as a result of fulfilling certain drilling commitments during the first six months of 2011.  Additionally, our obligations increased due to our borrowing $2 million under our banking agreement.

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

Inflation, Foreign Currency and Operations Risk

The majority of our operations and all of our current production is located in Argentina which has had a history of high levels of inflation and resulting currency devaluation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, we recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  From 2003 to mid-2008, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies such as regulated gasoline prices and strict controls over natural gas prices have attempted to reduce inflationary pressures in Argentina, inflation has averaged approximately 20 percent annually for several years.  Since 2009, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation, resulting in significant year-over-year cost increases when measured in US dollars. At December 31, 2010, the peso to US dollar exchange rate was 3.98:1.  At June 30, 2011, the exchange rate was 4.11:1.

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

Second Quarter 2011 Changes in Internal Controls

There have been no changes during the second-quarter 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The information called for by this item is provided in Note 7 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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

3.2 – Articles of Association of Apco Oil and Gas International Inc. as amended (formerly known as Apco Argentina Inc.) as amended.*

4.1 – Specimen Share Certificate of Apco Oil and Gas International Inc. (filed on August 7, 2009 as Exhibit 4.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

10.1 – Form of director indemnification agreement. (filed on May 6, 2011, as Exhibit 10.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated by herein by reference.*

31.1 – Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 – Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101 .INS  – XBRL Instance Document**

101 .SCH  – XBRL Schema Document**

101 .CAL  – XBRL Calculation Linkbase Document**

101 .LAB  – XBRL Label Linkbase Document**

101 .PRE  – XBRL Presentation Linkbase Document**

101 .DEF  – XBRL Definition Linkbase Document**
_____________________
* Filed herewith.
**Furnished herewith.

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

August 8, 2011

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

3.2	Articles of Association of Apco Oil and Gas International Inc. as amended (formerly known as Apco Argentina Inc.) as amended.*

4.1
Specimen Share Certificate of Apco Oil and Gas International Inc. (filed on August 7, 2009 as Exhibit 4.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

10.1	Form of director indemnification agreement. (filed on May 6, 2011, as Exhibit 10.1 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated by herein by reference.*

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101 .INS	XBRL Instance Document**

101 .SCH	XBRL Schema Document**

101 .CAL	XBRL Calculation Linkbase Document**

101 .LAB	XBRL Label Linkbase Document**

101 .PRE	XBRL Presentation Linkbase Document**

101 .DEF	XBRL Definition Linkbase Document**
_____________________

*      Filed herewith.
**      Furnished herewith.