Form 10-Q
period 2011-09-30
APCO OIL & GAS INTERNATIONAL INC
filed 2011-11-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2011
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

Index

APCO OIL AND GAS INTERNATIONAL INC.

INDEX

PART I.    FINANCIAL INFORMATION                                                        Page No.
PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

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

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$35,194	$35,234
Accounts receivable	8,756	11,757
Advances to partners	550	419
Inventory	2,862	2,300
Restricted cash	-	4,000
Other current assets	2,764	2,265
Total current assets	50,126	55,975

Property and Equipment:
Cost, successful efforts method of accounting	245,269	216,891
Accumulated depreciation, depletion and amortization	(125,140)	(109,986)
	120,129	106,905

Argentine investment, equity method	88,102	82,652
Deferred income tax asset	1,289	1,236
Restricted cash	8,375	-
Other assets (net of allowance of $569 at September 30, 2011 and $600 at December 31, 2010)	2,692	1,421
	$270,713	$248,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,807	$8,479
Affiliate payables	457	297
Accrued liabilities	3,671	3,409
Income taxes payable	3,296	3,248
Dividends payable	-	589
Total current liabilities	14,231	16,022

Long-term debt	2,000	-
Long-term liabilities	3,159	2,709
Contingent liabilites and commitments (Note 8)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding at September 30, 2011;
29,441,240 issued and outstanding at December 31, 2010	92	295
Class A shares, 20,301,592 shares issued and outstanding at September 30, 2011	203	-
Additional paid-in capital	9,105	9,105
Accumulated other comprehensive loss	(1,305)	(1,224)
Retained earnings	243,008	221,068
Total shareholders' equity	251,103	229,244
Noncontrolling interests in consolidated subsidiaries	220	214
Total equity	251,323	229,458
Total liabilities and equity	$270,713	$248,189

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Oil revenues	$21,938	$17,391	$59,597	$50,227
Natural gas revenues	2,834	2,813	9,344	8,595
LPG revenues	809	721	2,595	2,562
Other	1,183	761	2,887	1,931
Total revenues	26,764	21,686	74,423	63,315

COSTS AND OPERATING EXPENSES:
Production and lifting costs	7,108	4,888	17,632	12,710
Taxes other than income	5,578	3,922	14,902	11,199
Transportation and storage	347	238	678	524
Selling and administrative	2,826	2,604	7,607	6,903
Depreciation, depletion and amortization	5,397	4,230	14,922	12,107
Exploration expense	103	577	1,583	5,900
Foreign exchange losses (gains)	344	(58)	(29)	(10)
Other expense	504	400	1,196	1,369
Total costs and operating expenses	22,207	16,801	58,491	50,702

TOTAL OPERATING INCOME	4,557	4,885	15,932	12,613

INVESTMENT INCOME:
Interest and other income	141	78	237	336
Equity income from Argentine investment	4,616	3,459	13,896	11,590
Total investment income	4,757	3,537	14,133	11,926

Income before income taxes	9,314	8,422	30,065	24,539
Income taxes	2,050	1,827	6,925	6,813

NET INCOME	7,264	6,595	23,140	17,726
Less: Net income attributable to noncontrolling interests	6	6	23	24
Net income attributable to Apco Oil and Gas International Inc.	$7,258	$6,589	$23,117	$17,702

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.25	$0.22	$0.79	$0.60

Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$-	$0.02	$0.04	$0.04
Cash dividends declared per Class A share	$-	$-	$0.02	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the nine months ended September 30,
(Amounts in Thousands)	2011			2010
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$229,244	$214	$229,458	$205,633	$204	$205,837
Net Income	23,117	23	23,140	17,702	24	17,726
*Pension plan liability adjustment in consolidated
interests (net of Argentine taxes of $43 in 2011 and ($29) in 2010)	(80)		(80)	54		54
Total comprehensive income	23,037	23	23,060	17,756	24	17,780
Cash dividends declared	(1,178)	-	(1,178)	(1,177)	-	(1,177)
Dividends and distributions to
noncontrolling interests	-	(17)	(17)	-	(15)	(15)
Ending Balance	$251,103	$220	$251,323	$222,212	$213	$222,425

(*) The pension plan liability adjustment in consolidated interests reported in each period presented was recorded during the three months ended September 30, 2011 and September 30, 2010, accordingly, total comprehensive income attributable to shareholders’ equity for the three-month periods ended September 30, 2011 and 2010 was $7,178 and $6,643, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Nine Months Ended
	September 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$23,140	$17,726
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(13,896)	(11,590)
Dividends received from Argentine investment	8,446	10,489
Unrealized fair value recognized in income	(594)	-
Deferred income tax (benefit)	(63)	(99)
Depreciation, depletion and amortization	14,922	12,107
Changes in accounts receivable	3,001	(1,408)
Changes in inventory	(562)	(824)
Changes in other current assets	95	(902)
Changes in accounts payable	(4,050)	1,897
Changes in advances to partners	131	66
Changes in affiliate payables, net	160	109
Changes in accrued liabilities	262	1,728
Changes in income taxes payable	49	(959)
Other, including changes in noncurrent assets and liabilities	(923)	20
Net cash provided by operating activities	30,118	28,360
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(26,000)	(23,977)
Changes in restricted cash	(4,375)	-
Net cash used in investing activities	(30,375)	(23,977)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,000	-
Dividends paid to noncontrolling interests	(17)	(15)
Dividends paid ($.06 per ordinary share in 2011 and 2010; $.02 per Class A share in 2011)	(1,766)	(1,766)
Net cash provided by financing activities	217	(1,781)

(Decrease) / increase in cash and cash equivalents	(40)	2,602

Cash and cash equivalents at beginning of period	35,234	32,404

Cash and cash equivalents at end of period	$35,194	$35,006

________________________
* Increases to property plant and equipment, net of asset dispositions	$(28,378)	$(26,207)
Changes in related accounts payable and accrued liabilities	2,378	2,230
Capital expenditures	$(26,000)	$(23,977)

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

Apco began E&P activities in Argentina in the late 1960s, and as of September 30, 2011, had interests in eight oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of September 30, 2011, all of our operating revenues and equity income, and all but $11 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

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

In the opinion of the Company, all normal recurring adjustments have been made to present fairly the results of the three and nine-month periods ended September 30, 2011 and 2010.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Relationship with The Williams Companies, Inc.

WPX Energy, Inc. (“WPX Energy”), a wholly owned subsidiary of The Williams Companies, Inc. (“Williams”), owns 68.96 percent of the outstanding shares of Apco.  We are managed by employees of Williams, and all of our executive officers and three of our directors are employees of Williams. Pursuant to an administrative services agreement between us and Williams, Williams provides us with management services, office space, insurance, treasury, accounting, tax, legal, corporate communications, information technology, human resources, internal audit and other administrative corporate services.

In February 2011, Williams announced that its Board of Directors approved pursuing a plan to separate Williams’ businesses into two stand-alone, publicly traded companies.  The plan first calls for Williams to separate its exploration and production business via an initial public offering of up to 20 percent of its interest.  As a result, WPX Energy was formed in April 2011 to effect the separation.  On October 18, 2011, Williams announced that its Board of Directors approved a revised reorganization plan that calls for the complete separation of WPX Energy to Williams’ shareholders by year-end 2011. The approval of the revised reorganization plan does not preclude Williams from pursuing the original plan for separation, including an initial public offering, in the event that market conditions become favorable.  Williams retains the discretion to determine whether and when to complete these transactions.

Because we are an oil and gas exploration and production company and utilize the personnel and resources of Williams’ exploration and production business, Williams stated its desire to transfer its entire interest in Apco to WPX Energy along with virtually all of its exploration and production assets and personnel.

In order to facilitate the transfer of Williams’ interest in Apco to WPX Energy in a tax efficient manner, on June 30, 2011 our shareholders authorized our Board of Directors to issue a separate redeemable convertible class of shares, designated Class A Shares, which have, as a class, 85 percent of the voting power with respect to the election and removal of our directors and authorized us to issue one Class A Share to Williams Global Energy (Cayman) Limited (“Williams Global Energy”), a wholly owned subsidiary of Williams, in exchange for each ordinary share of the Company owned by Williams Global Energy.  Consistent with this approval, on June 30, 2011, we issued 20,301,592 Class A Shares, par value $.01 per share, to Williams Global Energy, in exchange for an equal number of our ordinary shares.  On October 26, 2011, the Class A Shares were transferred from Williams Global Energy to WPX Energy.  The Class A Shares and the ordinary shares have identical rights and preferences in all other respects, including with respect to dividend rights.  The Class A Shares will automatically convert into our ordinary shares in the event that neither Williams, nor WPX Energy, beneficially owns, separately or in the aggregate, directly or indirectly, at least 50 percent of the aggregate outstanding Class A Shares and ordinary shares of the Company.

Reclassifications

Prior year provincial production taxes, taxes other than income and certain other expenses have been reclassified to conform to current year presentation of all of our operating taxes as Taxes other than income.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Measurements

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value due to the frequency and volume of transactions in and the short-term nature of these accounts.  The carrying amount for restricted cash is equivalent to fair value as the funds are invested in a short-term money market account.

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

Restricted Cash

At September 30, 2011, we have $8.4 million of restricted cash which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire in various dates in 2012 and 2013. As of December 31, 2010, a total of $4 million used as collateral for a letter of credit was considered restricted and included in current restricted cash.

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

Nonmonetary Transactions

The Company accounts for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first nine months of 2011, we delivered a volume of our oil production to a third-party refinery to satisfy a portion of our provincial production tax obligation.  The crude oil inventory that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $2.1 million in operating revenues and taxes other than income as a result of this transaction.

(2)	Taxes Other Than Income

During the third quarter of 2011, the province of Río Negro conducted a review of our operations in conjunction with the negotiation of the concession term extension in Entre Lomas.  As a result of its review, the province contested certain deductions in our basis for calculating provincial production taxes during the period from October 2005 to June 2011. We settled this dispute by agreeing to pay $972 thousand net to our consolidated interest and $1.3 million net to our equity interest in Petrolera.

Amounts for the nine months ended September 30, 2011, include a one-time equity tax of $572 thousand applicable to our Colombian operations.

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

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown. Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income taxes:
Current	$2,043	$1,852	$6,988	$6,912
Deferred	7	(25)	(63)	(99)
Income tax expense	$2,050	$1,827	$6,925	$6,813

The effective income tax rate is lower for the nine months ended September 30, 2011, compared with the same period of 2010 due to the significant amounts of exploration expense incurred in Colombia during 2010 which provided no benefit to income tax expense during that period.

As of September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

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

The Company’s carrying amount of its investment in Petrolera is greater than its proportionate share of Petrolera’s net equity by $662 thousand.  The reasons for this basis difference are: (i) goodwill recognized on its acquisition of additional Petrolera shares in 2002 and 2003; (ii) certain costs expensed by Petrolera but capitalized by the Company; (iii) recognition of a provision for doubtful account associated with a receivable held by Petrolera; and (iv) a difference from periods prior to 1991 when the Company accounted for its interest in Petrolera under the cost recovery method, which will be recognized upon full recovery of the Company’s investment.

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Petrolera’s financial position at September 30, 2011 and December 31, 2010 is as follows.  Amounts are stated in thousands:

	September 30,	December 31,
	2011	2010

Current assets	$58,856	$65,621
Non current assets	238,720	228,875
Current liabilities	44,642	52,158
Non current liabilities	42,283	41,047

Petrolera’s results of operations for the three and nine months ended September 30, 2011 and 2010 are as follows.  Amounts are stated in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$67,636	$49,536	$184,651	$154,724
Expenses other than income taxes	49,659	32,324	132,896	103,985
Net income	11,106	8,469	33,704	28,417

The Company has recognized $796 thousand during the third quarter 2011 in Equity income from Argentine investments as a result of certain hydrocarbon subsidy programs, all of which is unrealized as of September 30, 2011.  The face value of subsidies earned by Petrolera as of September 30, 2011, is approximately $7.4 million net to our equity interest.  The face value of subsidies transferred or eligible to be utilized as of September 30, 2011, is $1.6 million net to our equity interest.  The fair value of hydrocarbon subsidy assets attributable to the Company’s equity interest in Petrolera was determined to be $796 thousand.  The fair value was determined using a valuation model similar to the one described in Note 7.

(5)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2011	2010

Taxes other than income payable	$1,256	$593
Accrued provincial production taxes	824	687
Accrued payroll and other general and adminstrative expenses	1,148	1,365
Accrued oil and gas expenditures	237	55
Other	206	709
	$3,671	$3,409

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)	Debt and Banking Arrangements

Due to increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for certain of our properties in Argentina, we executed a loan agreement with a financial institution for a $10 million bank line of credit.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum plus a one percent arrangement fee per borrowing and a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period ending in March 2012, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  As of September 30, 2011, we have borrowed $2 million under this banking agreement.  The carrying amount of our long-term debt approximates its fair value.

(7)	Fair Value Measurements

Fair value is the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date.  As of September 30, 2011, we have recognized financial assets classified in the fair value hierarchy as Level 3 of $594 thousand net to our consolidated interests in Other current assets.  The fair value hierarchy prioritizes the inputs used to measure fair value, and the Level 3 measurement consists of inputs that are not observable or for which there is little, if any, market activity for the asset or liability being measured. The instruments in our Level 3 measurements relate to benefits from certain hydrocarbon subsidy programs from the Argentine government. The following table presents a reconciliation of changes in the fair value of our hydrocarbon subsidy assets classified as Level 3 in the fair value hierarchy.

Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(Amounts in Thousands)

Balance at beginning of period	$-	$-	$-	$-
Fair value of subsidies recognized	626	-	1,114	-
Fair value of subsidies realized / settled	(32)	-	(520)	-
Balance at end of period	$594	$-	$594	$-

The determination of fair value for our hydrocarbon subsidy assets incorporates the time value of money and several market risk factors which include various levels of governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized, the duration of the government export tax regime and subsidy programs, and other considerations related to the value of the tax certificates used in the programs to other market participants.  The face value of subsidies earned as of September 30, 2011, is approximately $4.7 million.  The face value of subsidies transferred or eligible to be utilized as of September 30, 2011, is $742 thousand.  Based on management’s best estimate of the market risk factors involved to recognize these benefits, we have given no value to those benefits that are not expected to be realized before December 31, 2011, when the mechanism for realizing the subsidy is scheduled to expire.

Realized and unrealized gains (losses) included in Income before income taxes for the above periods are reported in Other operating revenues in our Consolidated Statements of Income.

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8)	Contingencies

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

In May 2011, the BCRA sent the case file to the National Justice for Economic Crimes.  The Company anticipates that this matter will remain open for some time. Under the pertinent foreign exchange regulations, the BCRA may impose significant fines on the Company; however, historically few fines have been made effective in those cases where the foreign currency proceeds were brought into the country and traded in the exchange market at the adequate exchange rate and the exporters had reasonable grounds to support their behavior. As a result, a conclusion cannot be made at this time as to the probability of an outcome or the amount of any loss to the Company that might result from this proceeding.

(9)	Subsequent Events

In October 2011, our Board of Directors approved a regular quarterly dividend of $.02 per share.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and nine-month periods ended September 30, 2011, compared with the three and nine-month periods ended September 30, 2010, and our financial condition since December 31, 2010. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2010 Annual Report on Form 10-K.

Overview of Three and Nine Months Ended September 30, 2011

During the third quarter and first nine months of 2011, net income attributable to Apco Oil and Gas International Inc. was $7.3 million and $23.1 million compared with $6.6 million and $17.7 million for the same periods in 2010.  Net income increased quarter-to-quarter as the combination of higher operating revenues and greater equity income was partially offset by higher costs and operating expenses.  The increase in net income for the first nine months of 2011 is primarily the result of higher average oil sales prices, greater equity income from Argentine investment and lower exploration expense.  These benefits were partially offset by higher production and lifting costs, greater taxes other than income and higher depreciation expense compared with the first nine months of 2010.

Net cash provided by operating activities during the first nine months of 2011 was $30.1 million, an increase of $1.8 million primarily due to higher operating income compared with the first nine months of 2010.  We ended the third quarter with a cash and cash equivalents balance of $35.2 million, or 13 percent of total assets.  Additionally, we have $8 million available credit from our banking agreement. We believe we have sufficient liquidity and capital resources to fund our ongoing operations, planned capital expenditures and dividend payments during 2011.

See additional discussion in Results of Operations and Financial Condition.

Neuquén Basin Properties

During the third quarter of 2011, we continued successful development drilling and increased exploration activities in our Neuquén basin properties.  During the first nine months of the year, we completed and put on production five oil wells that commenced drilling in 2010.  For our 2011 drilling program, 22 wells were drilled, completed, and put on production, and one development well and four exploratory wells were in various stages of drilling or completion at the end of the quarter.

Exploratory wells in progress at the end of the quarter included a deep exploration well in the Entre Lomas concession targeting natural gas in the Molles formation and other secondary objectives, two exploration wells in the western portion of our Bajada del Palo concession known as “Aguada del Poncho,” and a well-deepening in the Bajada del Palo concession targeting natural gas in the Lotena formation.  One of the Aguada del Poncho wells discovered oil in the Quintuco formation and was successfully completed and put on production in the fourth quarter.  The remaining exploration wells are scheduled to be tested in the fourth quarter. We have incurred approximately $1.6 million net to our consolidated interests for these wells as of the end of the third quarter.

Additional exploration activities during the first nine months included efforts to stimulate production from the Vaca Muerta shale in three existing wells in the Bajada del Palo and Entre Lomas concessions.  The Vaca Muerta formation was not commercially productive in these wells, and all costs associated with these well re-entries have been expensed as exploration costs.  During the remainder of 2011 we plan to continue investigating the Vaca Muerta shale in the Bajada del Palo concession with an additional well re-entry that includes a significantly larger fracturing operation than was performed in each of the three previously mentioned wells.

Index

In our Agua Amarga exploration permit, we drilled a discovery well in 2010 on the Jarilla Quemada prospect located on the far eastern portion of the permit.  The well has been on production as an oil producer from the Quintuco formation during 2011.  This well will require a long-term test to evaluate its natural gas potential from the Tordillo and Molles formations.  In order to conduct a long-term test and evaluate the commerciality of this prospect, Apco and its partners requested that the province of Río Negro convert the portion of the Agua Amarga area covering the Jarilla Quemada prospect to a five-year evaluation period called a “Lote de Evaluación.”  This request was formally approved in October 2011.  During this evaluation period, this acreage will not be subject to relinquishment.

Coirón Amargo

During the third quarter, we completed our exploration drilling commitments to earn a 45 percent interest in the Coirón Amargo exploration permit in the Neuquén basin.  The CAS x-1 and CAN x-4 wells were completed and tested during the quarter and resulted in oil discoveries in the Tordillo formation.  The CAS x-1 well in the southern part of the permit also tested oil from the Vaca Muerta formation.  The CAN x-4 well was put on production from the Tordillo, while Tordillo was left behind-pipe in the CAS x-1 well so that production from the Vaca Muerta could be tested for an extensive period.  Our plan is to perform a fracture stimulation of the Vaca Muerta formation in this well in the fourth quarter.  We anticipate conducting further exploration activities targeting both the Tordillo and Vaca Muerta formations that will include drilling a dual-objective well before the end of 2011.  The current exploration period expires in November 2011.  We are working with the province to determine how much of the area will be converted to an exploitation concession and how much acreage, if any, will have to be relinquished.

Since entering our farm-in agreement in early 2010, we have drilled four wells resulting in hydrocarbon discoveries. This achievement is a continuation of our success during recent years where we have utilized an established geologic model to drill exploration wells in our core properties in the Neuquén basin.

Colombia Exploration

Our seismic programs in both the Turpial and Llanos 32 blocks in Colombia were completed in 2010.  Although Apco and its partners have agreed on the location of the first exploration wells to be drilled in each of these blocks, our drilling plans have been delayed because of a significant backlog of unapproved drilling permits due to the significant number of wells scheduled to be drilled in Colombia.  We received our drilling permit for the Llanos 32 block in the third quarter, and expect to receive our permit for Turpial in the fourth quarter.  Accordingly, we expect to commence drilling in Colombia during the fourth quarter of 2011.  Because the exploration period in the Turpial block expired in September, we requested and received a six-month contract extension (effective from the date of receiving the permit) as a result of the permitting delays.  During the remainder of 2011, we expect to commence the acquisition of 305 square kilometers of 3D seismic over our Llanos 40 block estimated to cost $5.7 million net to our 50 percent interest. We expect this seismic acquisition to carry-over into the first quarter of 2012.

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

Index

During the third quarter of 2011, the province of Río Negro conducted a review of our operations in conjunction with the negotiation of the concession term extension in Entre Lomas.  As a result of its review, the province contested certain deductions in our basis for calculating provincial production taxes during the period from October 2005 to June 2011. We settled this dispute by agreeing to pay $972 thousand net to our consolidated interest and $1.3 million net to our equity interest in Petrolera.  Subsequent to this settlement, we received a certificate of satisfactory payment of prior provincial production taxes, which is required to obtain the concession extension.  We consider this a significant step in advancing the concession extension negotiations. Although we planned to conclude these negotiations in 2011, the recent election of a new provincial governor is likely to postpone the approval of any final extension agreement to 2012.

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

Gradual increases in gasoline prices in Argentina have enabled producers to negotiate higher oil sales prices with refiners.  The trend of increasing gasoline prices combined with tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  For the third quarter of 2011, our average realized price for our direct working interests consolidated in our operating revenues was $63.35 per barrel, compared with $53.36 in the third quarter of 2010.  The average oil sales price for our equity interests was $63.46 per barrel for the third quarter of 2011 compared with $54.11 for the same period in 2010.  Our oil price netbacks have been increasing since 2009 when we received approximately $43 per barrel.  Nevertheless, as our oil price realizations continue to be negotiated on a short-term basis, and because of any potential change in government policy, we cannot accurately predict if the gradual trend of increasing prices we have experienced will continue beyond 2011.

Hydrocarbon Subsidy Programs

In 2008 the Argentine government created various hydrocarbon subsidy programs including the “Oil Plus” program designed to provide economic benefits to promote increased oil production and reserves.  The programs grant qualifying companies tax credit certificates which can be applied to the payment of export duties paid on hydrocarbon exports.  Apco did not realize any benefit from the Oil Plus program until 2011.  We have recognized approximately $1.1 million net to our consolidated interests during the first nine months of 2011 related to hydrocarbon subsidy programs (see discussion of Other Operating Revenues), and approximately $796 thousand net to our equity interest (see discussion of Investment Income).  Both Apco and Petrolera have applied for additional benefits under the Oil Plus program. Because the government tightly controls hydrocarbon exports and Apco and Petrolera only export a minor amount of LPG, and the export tax regime is scheduled to expire in December 2011, we cannot predict if Apco will be able to recognize any further benefits from this program.  Petrolera, which is majority owned by Petrobras, an exporter of hydrocarbons, is more likely to realize future benefits from this program than Apco.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and nine-months ended September 30, 2011, compared with the three and nine-months ended September 30, 2010.  Please read this information in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended September 30,
			$ Change	% Change
	2011	2010	from 2010*	from 2010*
	($ Amounts in Thousands)

Total revenues	$26,764	$21,686	$5,078	23%
Total costs and operating expenses	22,207	16,801	(5,406)	-32%
Operating income	4,557	4,885	(328)	-7%
Investment income	4,757	3,537	1,220	34%
Income taxes	2,050	1,827	(223)	-12%
Less: Net income attributable to noncontrolling interests	6	6	-	0%
Net income attributable to Apco	$7,258	$6,589	$669	10%

	For the Nine Months Ended September 30,
			$ Change	% Change
	2011	2010	from 2010*	from 2010*
	($ Amounts in Thousands)

Total revenues	$74,423	$63,315	$11,108	18%
Total costs and operating expenses	58,491	50,702	(7,789)	-15%
Operating income	15,932	12,613	3,319	26%
Investment income	14,133	11,926	2,207	19%
Income taxes	6,925	6,813	(112)	-2%
Less: Net income attributable to noncontrolling interests	23	24	1	4%
Net income attributable to Apco	$23,117	$17,702	$5,415	31%

*           + = Favorable change to net income; — = Unfavorable change.

Total Revenues

     Total revenues for the third quarter of 2011 increased by $5.1 million, or 23 percent compared with third quarter 2010.  For the first nine months of 2011, Total revenues were greater by $11.1 million, or 18 percent compared with 2010.  The following tables and discussion explain the components and variances in operating revenues.

Index

The three and nine-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	% Change	2011	2010	% Change

Sales Volumes
Oil (bbls)	346,312	325,937	6%	994,192	980,548	1%
Natural Gas (mcf)	1,517,513	1,673,146	-9%	4,739,743	4,736,340	0%
LPG (tons)	2,979	2,667	12%	8,453	7,556	12%
Oil, Natural Gas and LPG (boe)	634,188	636,092	0%	1,883,342	1,858,607	1%

Average Sales Prices
Oil (per bbl)	$63.35	$53.36	19%	$59.95	$51.22	17%
Natural Gas (per mcf)	1.87	1.68	11%	1.97	1.81	9%
LPG (per ton)	271.58	270.34	0%	307.00	339.07	-9%

Revenues ($ in thousands)
Oil revenues	$21,938	$17,391	26%	$59,597	$50,227	19%
Natural Gas revenues	2,834	2,813	1%	9,344	8,595	9%
LPG revenues	809	721	12%	2,595	2,562	1%
	$25,581	$20,925	22%	$71,536	$61,384	17%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2010 Sales	$17,391	$2,813	$721	$20,925
Changes due to volumes	1,290	(291)	85	1,084
Changes due to prices	3,257	312	3	3,572
2011 Sales	$21,938	$2,834	$809	$25,581

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2010 Sales	$50,227	$8,595	$2,562	$61,384
Changes due to volumes	818	7	275	1,100
Changes due to prices	8,552	742	(242)	9,052
2011 Sales	$59,597	$9,344	$2,595	$71,536

Index

Oil Revenues

The increase in Oil revenues during the third quarter and first nine months of 2011 is primarily due to higher average oil sales prices.  Our average oil sales prices increased by 19 percent for the quarter and 17 percent for the first nine months due to the factors previously discussed on page 19 of this report.

Other Operating Revenues

Other operating revenues increased by $422 thousand during the third quarter and $956 thousand for the first nine months of 2011 compared with the same periods in 2010.  The increase for both periods is related primarily to benefits realized from certain hydrocarbon subsidy programs from the Argentine government.

Total Costs and Operating Expenses

During the third quarter of 2011, Total costs and operating expenses increased by $5.4 million compared with third quarter 2010 primarily due to greater production costs.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $2.2 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina and increased activity that included the addition of an extra pulling unit used for repairing producing wells with down-hole problems that have caused those wells to be temporarily shut-in;

•
Taxes other than income increased by $1.7 million primarily due to greater operating revenues from higher sales prices and a $972 thousand provincial production tax settlement covering prior periods with the province of Río Negro; and

•	Depreciation, depletion and amortization expense increased by $1.2 million primarily due to higher depreciation rates (see additional discussion below).

During the first nine months of 2011, Total costs and operating expenses increased by $7.8 million compared with 2010 due to greater production costs which more than offset lower exploration expense in 2011.  Notable variances for the comparable periods include the following:

•
Production and lifting costs increased by $4.9 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina and increased activity including the addition of an extra pulling unit as described above;

•
Taxes other than income increased by $3.7 primarily due to greater operating revenues from higher sales prices, a one-time equity tax applicable to our Colombian operations of $572 thousand and a $972 thousand provincial production tax settlement covering prior periods with the province of Río Negro;

•	Depreciation, depletion and amortization expense increased by $2.8 million primarily due to higher depreciation rates (see additional discussion below); and

•	Exploration expense decreased by $4.3 million due to greater exploration activity including seismic acquisition costs in Colombia in the first nine months of 2010 compared with 2011.

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three and nine-months ended September 30, 2011 and 2010 are shown in the following table:

	Three Months Ended			%	Nine Months Ended			%
	September 30,		Change	Change	September 30,		Change	Change
	2011	2010	from 2010	from 2010	2011	2010	from 2010	from 2010

Consolidated Sales Volumes (boe)	634,188	636,092	(1,904)	0%	1,883,342	1,858,607	24,735	1%
DD&A Rate per boe	$8.49	$6.63	$1.86	28%	$7.91	$6.50	$1.41	22%
DD&A Expense (In thousands)	$5,382	$4,216	$1,166	28%	$14,895	$12,076	$2,819	23%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three and nine-months ended September 30, 2011 and 2010.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(In thousands)

2010 DD&A	$4,216	$12,076
Changes due to volumes	(16)	196
Changes due to rates	1,182	2,623
2011 DD&A	$5,382	$14,895

Our DD&A rate increased in the third quarter and first nine months of 2011 compared with the same periods in 2010 because we add less proved reserves per well drilled for calculating DD&A with each year that passes without obtaining the remaining ten-year extensions for certain of our concessions because our proved reserves are limited to the current concession life (see discussion below).  Additionally, our weighted average DD&A rate increased in 2011 due to a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the third quarter and first nine months of 2010.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we expect to experience a favorable effect on future DD&A rates as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income

Total investment income increased by $1.2 million for the third quarter and $2.2 million during the first nine months of 2011 compared with the same periods in 2010 due to greater Equity income from Argentine investment.  The increase in our equity income for the periods is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is primarily a result of greater revenues driven by higher oil sales prices and benefits received by Petrolera from the Oil Plus program, partially offset by Petrolera’s share of the provincial production tax settlement with the province of Río Negro (see Note 2 and discussion of Concession Contracts in Argentina).

Index

Income Taxes

Income taxes increased by $223 thousand in the third quarter and $112 thousand for the first nine months of 2011 compared with the same periods in 2010.  The effective income tax rate on the total provision for the first nine months of 2011 is lower than the effective income tax rate in the prior year period primarily due to the greater amounts of exploration activity in Colombia in 2010 which provided no benefit to income tax expense during the period.  See Note 3 in the Notes to Consolidated Financial Statements for further discussion of income taxes.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending September 30,
	Three Months		Nine Months

	2011	2010	2011	2010

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (bbls)	346,312	325,937	994,192	980,548
Gas (mcf)	1,517,513	1,673,146	4,739,743	4,736,340
LPG (tons)	2,979	2,667	8,453	7,556
Barrels of oil equivalent (boe)	634,188	636,092	1,883,342	1,858,607
Equity interests (3)
Crude oil and condensate (bbls)	407,403	351,932	1,166,439	1,123,737
Gas (mcf)	653,555	631,557	2,113,689	1,686,345
LPG (tons)	2,726	2,529	8,530	7,591
Barrels of oil equivalent (boe)	548,322	486,875	1,618,814	1,493,875
Total volumes
Crude oil and condensate (bbls)	753,715	677,869	2,160,631	2,104,286
Gas (mcf)	2,171,068	2,304,703	6,853,432	6,422,685
LPG (tons)	5,705	5,197	16,983	15,147
Barrels of oil equivalent (boe)	1,182,510	1,122,968	3,502,156	3,352,482

Total volumes by basin
Neuquén	980,831	862,055	2,882,155	2,645,036
Austral	149,595	198,957	466,785	524,826
Others	52,084	61,956	153,216	182,621
Barrels of oil equivalent (boe)	1,182,510	1,122,968	3,502,156	3,352,482

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$63.35	$53.36	$59.95	$51.22
Gas (per mcf)	1.87	1.68	1.97	1.81
LPG (per ton)	271.58	270.34	307.00	339.07
Equity interests (3)
Oil (per bbl)	$63.46	$54.11	$60.11	$51.61
Gas (per mcf)	1.10	1.00	1.67	1.47
LPG (per ton)	247.73	278.37	298.57	350.15

Average Production Costs per BOE (2):
Production and lifting cost	$11.21	$7.68	$9.36	$6.84
Taxes other than income	$8.80	$6.17	$7.91	$6.03
DD&A	$8.49	$6.63	$7.91	$6.50

(1) Volumes presented in the above table have not been reduced by the approximately 12 to 18.5 percent provincial production tax that is accounted for as an expense by Apco.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“boe”).  Six mcf of gas are equivalent to one barrel of oil equivalent and one ton of LPG is equivalent to 11.735 barrels of oil equivalent.  Absent the $972 thousand provincial production tax settlement and the $572 thousand Colombian equity tax, Taxes other than income per BOE would have been $7.26 and $7.09 per BOE during the three and nine months ended September 30, 2011, respectively.

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

Index

Financial Condition

Outlook

Oil price realizations in Argentina have been on a steady upward trend since first quarter 2009, reaching an average price of $65 per barrel in September 2011.  Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments.  Oil price realizations in Argentina continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve beyond 2011.

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

We estimate capital expenditures net to our direct working interests will total approximately $40 million in 2011. Due to our funding commitment to pay for 100 percent of the third and fourth wells in Coirón Amargo, increased exploration and development activities in our core areas for the year and in anticipation of obtaining the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego, in the first quarter of 2011 we negotiated a loan agreement with a financial institution for a $10 million bank line of credit.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum plus a one percent arrangement fee per borrowing and a commitment fee for the unused portion of the loan amount. The funds can be borrowed during a one-year period ending in March 2012, and principal amounts will be repaid in four equal installments over four years from each borrowing date after a two and a half year grace period.  We expect to fund our 2011 capital expenditures with cash on hand, cash flows from operations and borrowings under the line of credit.  As of September 30, 2011, we have borrowed $2 million under the line of credit.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities.

We have historically funded capital programs and past property acquisitions with internally generated cash flow. We have not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which made financing difficult to obtain at reasonable terms.  However, we observed an improvement in financing terms for companies doing business in Argentina.  Consequently, we negotiated the previously described $10 million line of credit in the first quarter of 2011.

Index

With a cash and cash equivalents balance at September 30, 2011, of $35.2 million, or 13 percent of total assets, the remaining amount of our bank line of credit, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business in 2011.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of December 31, 2010, a total of $4 million was considered restricted and included in restricted cash.  In first quarter 2011, one of our letters of credit for $4 million was reduced by $1.1 million and extended until September of 2012.  We expect to renew this upon expiration as our drilling efforts continue.  In the second quarter we issued another $5.5 million letter of credit collateralized with cash for another exploration block in Colombia.  Consequently, $8.4 million of cash is considered restricted as of September 30, 2011.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Nine Months Ended September 30,
	2011	2010
	(Thousands)
Net cash provided (used) by:
Operating activities	$30,118	$28,360
Investing activities	(30,375)	(23,977)
Financing activities	217	(1,781)
Increase in cash and cash equivalents	$(40)	$2,602

Operating Activities

Our net cash provided by operating activities totaled $30.1 million for the first nine months of 2011, compared with $28.4 million during the same period in 2010.  The change in cash provided by operating activities was a result of greater cash provided by higher operating results.

Investing Activities

During the first nine months of 2011, capital expenditures totaled $26 million, most of which was invested in drilling in our Neuquén basin properties, compared with $24 million in 2010.  Additionally, in the first nine months of 2011 our cash used as collateral for letters of credit changed by $4.4 million.

Financing Activities

During the first nine months of 2011, we paid $1.8 million of dividends to shareholders and non-controlling interests, and we received $2 million in borrowings from our $10 million unsecured bank line of credit to fund capital expenditures.  During the first nine months of 2010, $1.8 million of dividends was paid to shareholders and non-controlling interests.

Contractual Obligations

Our contractual obligations have decreased by approximately $6 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as a result of fulfilling certain drilling commitments during the first nine months of 2011.  Additionally, our obligations increased due to our borrowing $2 million under our banking agreement.

Index

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

Inflation, Foreign Currency and Operations Risk

The majority of our operations and all of our current production is located in Argentina which has had a history of high levels of inflation and resulting currency devaluation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, we recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  From 2003 to mid-2008, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies such as regulated gasoline prices and strict controls over natural gas prices have attempted to reduce inflationary pressures in Argentina, inflation has averaged approximately 20 percent annually for several years.  Since 2009, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation, resulting in significant year-over-year cost increases when measured in US dollars. At December 31, 2010, the peso to US dollar exchange rate was 3.98:1.  At September 30, 2011, the exchange rate was 4.20:1.

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

In October 2011, presidential elections were held and President Cristina Kirchner was overwhelmingly re-elected.  Her first term was highlighted by energy policies that controlled prices of hydrocarbons, in particular natural gas prices, subsidies for the import of natural gas at prices far higher than those permitted for the sale of natural gas produced in Argentina, close alliances with labor unions, and a monetary policy designed to support the value of the peso. We cannot predict if current policies in place will continue during her second term.

Index

Also in October, the Argentine government revised its policy regarding repatriation of hydrocarbon export proceeds collected in currencies other than peso, forcing companies to repatriate all export revenues.  Previous to the decree issued in October, companies that exported hydrocarbons were allowed to collect their export sales proceeds outside of Argentina and only had to repatriate 30 percent of those proceeds (or send US dollars to Argentina and convert to pesos).  Both Apco and Petrolera export only small volumes of LPG with all oil and natural gas volumes sold in Argentina.  Although hydrocarbon exports from Argentina are not significant, this policy is an indication that the government continues their efforts to support the value of the peso and control movement of capital in and out of the country.  Also in October, the government issued another decree which requires companies to obtain approval from the Dirección General de Rentas (or “DGI”, the Argentine taxing authority) before executing a foreign exchange transaction.  We do not expect that this decree will impact Apco or Petrolera.  These new regulations do not impact a company’s ability to pay dividends or repatriate funds to its parent company.

Item 4.                      Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our Disclosure Controls was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these Disclosure Controls were not effective at a reasonable assurance level.

In the third quarter of 2011 and related to our financial statements for the period ended September 30, 2011, we identified a material weakness in our Internal Controls due to the aggregation of four significant deficiencies over the last two quarterly reporting periods related to financial statement presentation and disclosure matters.  We have made all appropriate corrections in the respective second and third quarter financial statements.

Index

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The two significant deficiencies in the second quarter of 2011 related to a lack of process to identify and value certain financial assets and the reporting of a Colombian tax assessment recorded in the incorrect period.  In the third quarter, we failed to implement a process to adequately prepare and review the required disclosures related to the financial instruments recorded at fair value on a recurring basis associated with the Company’s participation in a hydrocarbon subsidy program, including those required for Level 3 class instruments (those that are not observable or for which there is little, if any, market activity).  We also did not identify and review the proper classification of these fair value assets in the statement of financial position.

In aggregate, the Company has determined that all of the identified deficiencies are principally the result of the lack of technical accounting resources necessary to adequately review the financial statements and footnote disclosures in order to ensure compliance required for our public filings.

In order to remediate the material weakness described above, the Company plans to obtain additional technical accounting resources to ensure sufficient review of all future financial statements and required disclosures for all SEC filings made by the Company.  In addition, the Company has implemented additional controls in response to the second quarter deficiencies described above.

Third Quarter 2011 Changes in Internal Controls

Other than described above, there have been no changes during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR”, or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009, 2010 and 2011.  The DGR has claimed that Apco owes an additional $4.3 million pesos (approximately $1 million U.S. dollars).  In making this assessment, the DGR has failed to recognize that Apco relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and the exploitation canon payments made by Apco are correct.  We expect to initiate an administrative proceeding to challenge the DGR claim in the fourth quarter.  Apco sold its interest in Cañadón Ramírez at the end of 2010.

The additional information called for by this item is provided in Note 8 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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

3.2 – Articles of Association of Apco Oil and Gas International Inc. as amended (formerly known as Apco Argentina Inc.) as amended (filed on August 8, 2011 as Exhibit 3.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

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

November 4, 2011

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

3.2
Articles of Association of Apco Oil and Gas International Inc. as amended (formerly known as Apco Argentina Inc.) as amended (filed on August 8, 2011 as Exhibit 3.2 to Apco Oil and Gas International Inc.’s Form 10-Q (File No. 0-8933)) and incorporated herein by reference.

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