Form 10-Q
period 2012-03-31
APCO OIL & GAS INTERNATIONAL INC
filed 2012-05-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to

Commission file number 0-8933

APCO OIL AND GAS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS
(State or Other Jurisdiction of	EIN 98-0199453
Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE WILLIAMS CENTER, 35th FLOOR
TULSA, OKLAHOMA	74172
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's Telephone Number, Including Area Code)	(539) 573-2164

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2012
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

Index

•	Amounts and nature of future capital expenditures;

•	Volumes of future oil, gas and liquefied petroleum gas (“LPG”) production;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved oil and gas reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of natural gas demand; and

•	Oil and natural gas prices and demand for those products.

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

•	Political conditions in Argentina, Colombia, and other parts of the world;

•	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

•	Risks related to strategy and financing, including restrictions stemming from our loan agreement and the availability and cost of credit;

•	Risks associated with future weather conditions and earthquakes;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (“SEC”).

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(Amounts in Thousands Except Share Amounts)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$39,842	$36,899
Accounts receivable	12,678	11,145
Advances to joint venture partners	-	1,264
Inventory	4,576	2,908
Other current assets	3,502	2,636
Total current assets	60,598	54,852

Property and Equipment:
Cost, successful efforts method of accounting	273,302	256,886
Accumulated depreciation, depletion and amortization	(136,459)	(131,021)
	136,843	125,865

Argentine investment, equity method	95,521	90,208
Deferred income tax asset	1,450	1,472
Restricted cash	8,364	8,364
Other assets (net of allowance of $546 at March 31, 2012 and $554 at December 31, 2011)	1,931	2,235
Total Assets	$304,707	$282,996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,848	$9,103
Affiliate payables	1,398	1,270
Accrued liabilities	4,301	4,845
Income taxes payable	3,393	2,527
Dividends payable	589	589
Total current liabilities	24,529	18,334

Long-term debt	8,000	2,000
Long-term liabilities	4,039	4,024
Contingent liabilites and commitments (Note 6)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,450)	(1,450)
Retained earnings	259,946	250,459
Total shareholders' equity	267,896	258,409
Noncontrolling interests in consolidated subsidiaries	243	229
Total equity	268,139	258,638
Total liabilities and equity	$304,707	$282,996

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Oil revenues	$24,936	$18,058
Natural gas revenues	3,738	3,530
LPG revenues	779	944
Other	623	551
Total revenues	30,076	23,083

COSTS AND OPERATING EXPENSES:
Production and lifting costs	6,025	4,418
Taxes other than income	5,277	4,836
Transportation and storage	310	147
Selling and administrative	3,036	2,321
Depreciation, depletion and amortization	5,453	4,674
Exploration expense	5,061	500
Foreign exchange losses (gains)	(460)	(68)
Other expense	324	432
Total costs and operating expenses	25,026	17,260

TOTAL OPERATING INCOME	5,050	5,823

INVESTMENT INCOME:
Interest and other income	87	99
Equity income from Argentine investment	8,251	4,767
Total investment income	8,338	4,866

Income before income taxes	13,388	10,689
Income taxes	3,296	2,521

NET INCOME	10,092	8,168
Less: Net income attributable to noncontrolling interests	16	8
Net income attributable to Apco Oil and Gas International Inc.	$10,076	$8,160

OTHER COMPREHENSIVE INCOME:
Other comprehensive income	-	-
Comprehensive income attributable to Apco Oil and Gas International Inc.	$10,076	$8,160

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.34	$0.28

Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441

Cash dividends declared per ordinary share	$0.02	$-
Cash dividends declared per Class A share	$0.02	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the three months ended March 31,
(Amounts in Thousands)	2012			2011
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$258,409	$229	$258,638	$229,244	$214	$229,458
Net income	10,076	16	10,092	8,160	8	8,168
Total comprehensive net income	10,076	16	10,092	8,160	8	8,168
Cash dividends declared	(589		(589)	(589	-	(589)
Dividends and distributions to noncontrolling interests	-	(2	(2)	-	(8	(8)
Ending Balance	$267,896	$243	$268,139	$236,815	$214	$237,029

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(Amounts in Thousands Except Per Share Amounts)	March 31,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10,092	$8,168
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(8,251)	(4,767)
Dividends received from Argentine investment	2,938	4,489
Deferred income tax (benefit)	2	(12)
Depreciation, depletion and amortization	5,453	4,674
Changes in accounts receivable	(1,532)	(83)
Changes in inventory	(646)	242
Changes in other current assets	398	(341)
Changes in accounts payable	(1,124)	(3,803)
Changes in advances to partners	-	40
Changes in affiliate payables, net	128	138
Changes in accrued liabilities	(1,566)	(245)
Changes in income taxes payable	867	140
Other, including changes in noncurrent assets and liabilities	162	64
Net cash provided by operating activities	6,921	8,704
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(9,387)	(5,123)
Changes in noncurrent restricted cash	-	1,100
Net cash used in investing activities	(9,387)	(4,023)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	6,000	-
Dividends paid to noncontrolling interest	(2)	(8)
Dividends paid	(589)	(589)
Net cash used in financing activities	5,409	(597)

Increase in cash and cash equivalents	2,943	4,084
Cash and cash equivalents at beginning of period	36,899	35,234

Cash and cash equivalents at end of period	$39,842	$39,318
________________________
* Increases to property plant and equipment, net of asset dispositions	$(16,416)	$(8,473)
Changes in related accounts payable	7,029	3,350
Capital expenditures	$(9,387)	$(5,123)

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

Apco began E&P activities in Argentina in the late 1960s, and as of March 31, 2012, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of March 31, 2012, all of our operating revenues and equity income, and all but $4.8 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

The consolidated financial statements include the accounts of Apco Oil and Gas International Inc. (a Cayman Islands limited company) and its subsidiaries, Apco Properties Ltd. (a Cayman Islands limited company), Apco Austral S.A. (an Argentine corporation), and Apco Argentina S.A. (an Argentine corporation), which as a group are at times referred to in the first person as “we,” “us,” or “our.”  We also sometimes refer to Apco as the “Company.” The Company proportionately consolidates its direct interest of the accounts of its joint ventures into its consolidated financial statements.

WPX Energy, Inc. (“WPX”), an independent exploration and production company with operations primarily in North America, owns 68.96 percent of our aggregate Class A and ordinary shares.  We are managed by employees of WPX, and all of our executive officers and three of our directors are employees of WPX. Pursuant to an administrative services agreement between us and WPX, at our corporate headquarters in Tulsa, Oklahoma, WPX provides us with management services, office space, insurance, treasury, accounting, tax, legal, corporate communications, information technology, human resources, internal audit and other administrative corporate services.  We have branch offices in Buenos Aires, Argentina and Bogotá, Colombia. These offices are staffed by employees of Apco and/or contractors retained by us.

Our core operations are located in the Neuquén basin and include our 23 percent working interests in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit, and a 40.72 percent equity interest in Petrolera Entre Lomas S.A. (“Petrolera”, a privately owned Argentine corporation), which is accounted for using the equity method (see Note 3).  Petrolera is the operator and owns a 73.15 percent working interest in the same properties.  Consequently, Apco’s combined direct consolidated and indirect equity interests in the properties underlying the joint ventures total 52.79 percent. The Charco del Palenque concession is the portion of the Agua Amarga exploration permit which was converted to a 25-year exploitation concession in 2009. In the Neuquén basin we also participate in the Coirón Amargo block in which we hold a 45 percent interest. We sometimes refer to these areas in a group as our “Neuquén basin properties.”

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Index

APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All intercompany balances and transactions between Apco and its subsidiaries have been eliminated in consolidation.

In the opinion of the Company, all normal recurring adjustments have been made to present fairly the results of the three-month periods ended March 31, 2012 and 2011.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

Restricted Cash

At March 31, 2012, and December 31, 2011, we had $8.4 million of restricted cash which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire in various dates in 2012 and 2013.  We have presented the entire amount as non-current as any letter of credit expirations in 2012 are expected to be renewed and thus will not be available for general corporate purposes.

Inventory Valuation

Our inventory includes hydrocarbons of $1.6 million at March 31, 2012, and $1.1 million at December 31, 2011, which are accounted for at production cost, and spare-parts materials of $3 million at March 31, 2012 and $1.8 million at December 31, 2011, which are accounted for at cost.

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. All of our exploration expense during the three months ended March 31, 2012, is related to the acquisition of 3D seismic information.  We had exploratory wells in progress of approximately $4.9 million at March 31, 2012, and $4.2 million as of December 31, 2011.

Index

APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Oil and gas properties are depreciated over their concession lives using the units of production method based on proved and proved producing reserves. The Company’s proved reserves are limited to the concession life even though a concession’s term may be extended for 10 years based on terms to be agreed on and with the consent of the Argentine government.  Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years.

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

Nonmonetary Transactions

The Company accounts for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first three months of 2012 and 2011, we delivered a volume of our oil production to a third-party refinery to satisfy a portion of our provincial production tax obligation.  The crude oil inventory that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $604 thousand in operating revenues and taxes other than income as a result of this transaction in the first quarter of 2012, and $557 thousand in the first quarter of 2011.

(2)	Income Taxes

The Company was formed in the Cayman Islands in 1979. Since then, the Company’s income, to the extent that it is derived from sources outside the U.S., has not been subject to U.S. income taxes. Also, the Company has been granted an undertaking from the Cayman Islands government, expiring in 2019, to the effect that the Company will be exempt from tax liabilities resulting from tax laws enacted by the Cayman Islands government subsequent to 1979. The Cayman Islands currently has no applicable income tax or corporation tax. All of the Company’s income during 2012 and 2011 was generated outside the United States.

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown.

Index

APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
(Amounts in thousands)	March 31,
	2012	2011
Income taxes:
Current	$3,294	$2,533
Deferred	2	(12)
Income tax expense	$3,296	$2,521

We are domiciled in the Cayman Islands where the income tax rate is zero.  However, we are required to pay income taxes in Argentina.  Our effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is primarily because the Company also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction.  Therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas bank accounts, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, and foreign exchange gains and losses resulting from changes in the value of the peso, which do not affect taxable income in Argentina.  The Company also incurred expenses related to exploration activity in Colombia that provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia. Additionally, equity income from its Argentine investment is recorded by the Company on an after tax basis and income generated from production in Tierra del Fuego in Argentina is not subject to Argentine income tax.

The effective income tax rate is higher for the three months ended March 31, 2012, compared with the same period of 2011 primarily due to larger expenses in Colombia during 2012 which are providing no tax benefit.

As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

The Company’s policy is to recognize tax related interest and penalties as a component of income tax expense.  The statute of limitations for income tax audits in Argentina is six years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2005 through 2011 remain open to examination.

(3)	Investment in Petrolera Entre Lomas S.A.

The Company uses the equity method to account for its 40.72 percent investment in Petrolera. Petrolera’s principal business is its operatorship and 73.15 percent interest in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit.

Under the equity method of accounting, the Company's share of net income from Petrolera is reflected as an increase in its investment account and is also recorded as equity income from Argentine investment. Dividends received from Petrolera are recorded as reductions of the Company’s investment.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at March 31, 2012 and December 31, 2011 is as follows.  Amounts are stated in thousands:

	March 31,	December 31,
	2012	2011

Current assets	$77,249	$66,430
Non current assets	252,327	253,239
Current liabilities	57,823	53,549
Non current liabilities	41,033	46,797

Petrolera’s results of operations for the three months ended March 31, 2012 and 2011 are as follows.  Amounts are stated in thousands:

	Three Months Ended
	March 31,
	2012	2011

Revenues	$78,359	$57,002
Expenses other than income taxes	47,134	37,122
Net income	20,221	12,096

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

(Amounts in thousands)	March 31,	December 31,
	2012	2011

Taxes other than income	$1,815	$2,424
Payroll and other general and adminstrative expenses	1,003	1,765
Accrued oil and gas expenditures	1,225	106
Other	258	550
	$4,301	$4,845

Index

APCO OIL AND GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	Debt and Banking Arrangements

We have a loan agreement with a financial institution for a $10 million bank line of credit.  The funds can be borrowed during a one-year period which ended in March 2012.  As of March 31, 2012, we borrowed $8 million under this banking agreement.  Borrowings under this facility are unsecured and bear interest at the six-month Libor rate plus three percent per annum plus a one percent arrangement fee per borrowing and a commitment fee for the unused portion of the loan amount. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  Aggregate minimum maturities of our long-term debt are as follows:

(Thousands)
2012	$0
2013	500
2014	2,500
2015	3,500
2016	1,500
Total	$8,000

(6)	Contingencies

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

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009, 2010 and 2011.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $1 million U.S. dollars).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three-month period ended March 31, 2012, compared with the three-month period ended March 31, 2011, and our financial condition since December 31, 2011. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 1 of this document and our 2011 Annual Report on Form 10-K.

Overview of Three Months Ended March 31, 2012

During the first quarter of 2012, net income attributable to Apco Oil and Gas International Inc. was $10.1 million compared with $8.2 million for the first quarter of 2011.  Net income increased quarter-to-quarter due to higher operating revenues and greater equity income which was partially offset by higher costs and operating expenses, including significantly higher exploration expense.  During first quarter 2012, we incurred $4.6 million more exploration expense than in 2011 due to significant 3D seismic acquisition investments as a result of our prospecting efforts both in Colombia and Argentina.

Net cash provided by operating activities during the first three months of 2012 was $6.9 million, a decrease of $1.8 million compared with the first three months of 2011.  We ended the first quarter with a cash and cash equivalents balance of $39.8 million, or 13 percent of total assets.  We believe we have sufficient liquidity and capital resources to fund our ongoing operations and planned capital expenditures during 2012.

See additional discussion in “Results of Operations” and “Financial Condition” below.

On April 16, 2012, President Cristina Kirchner announced that she was submitting to Argentina’s congress a draft law that provides for the expropriation of almost all of Repsol’s shareholding in YPF S.A. (“YPF”).  We do not expect negative repercussions to our operations in Argentina as a result of this action. For further discussion, see “Quantitative and Qualitative Disclosures about Market Risk – Economic and Political Environment” in Item 3 of this report.

Neuquén Basin Properties

During the first three months of 2012, we completed and put on production four development wells and one exploration well that commenced drilling in 2011.  The successful exploration well is a natural gas discovery in our Charco del Palenque concession.  For our 2012 drilling program, ten development wells were spudded during the quarter. Five of these wells were completed and put on production during the quarter and five wells were in various stages of drilling or completion at the end of the quarter.

In April, we performed a fracture stimulation of the Vaca Muerta shale in an existing well in the Bajada del Palo concession.  This two stage fracture is significantly larger than the single stage fractures we executed in our three- well pilot program in the Bajada del Palo and Entre Lomas concessions in 2011.  We expect to have final results from this fracture of the Vaca Muerta in the second quarter.

Coirón Amargo

In December 2011, we commenced a three stage fracture stimulation of the Vaca Muerta formation in the CAS x-1 well drilled earlier in 2011.  During the production test in the first quarter 2012 which lasted 48 days, the well flowed intermittently for the equivalent of 20 days at an average rate of 173 barrels of oil per day (“bopd”).  The well was put on production in April.  Although this result is encouraging, it is not conclusive as exploration of the Vaca Muerta in this basin is in the very early stages and the productive behavior of the Vaca Muerta formation is not well understood.

Index

Additional activities in the first quarter included drilling of the CAS x-4 well that spud in December 2011 in the southeastern portion of the area.  A 453- foot core sample of the Vaca Muerta formation was taken from the CAS x-4 for laboratory analysis. We plan to perform a multi-stage fracture of this well after the core analysis is completed and we have finished evaluating production results from the CAS x-1 well.  We have also drilled the CAS x-2 well that discovered oil in the Tordillo formation. The well also encountered a 433- foot section of the Vaca Muerta shale. At quarter’s end, the well was being put into production from the Tordillo.   In March, we spudded the CAN 5 well, our first development well in the northern sector of the block.

In March 2012, we received formal approval to convert approximately 26,700 acres into an exploitation concession with a term of 25 years. The exploration permit for the remaining portion of the block was extended for two years and has been deemed a “high-risk exploration area” that will require exploration drilling and seismic commitments of approximately $18 million net to Apco during 2012 and 2013 to continue our investigation of the Tordillo formation and unconventional potential from the Vaca Muerta and Molles formations in the block.  After the two-year exploration period, we will determine how much of the area will be converted to an exploitation concession and how much acreage, if any, will have to be relinquished.

Colombia Exploration

During the first quarter of 2012, we spud our first exploration well in Colombia.  Drilling of the Maniceño-1 well on the Llanos 32 block began in March. The well reached a measured depth of 11,027 feet in April.  The well encountered approximately 50 feet of oil column at the top of the Mirador formation. It was then perforated across a 14-foot section, and over a period of four hours the well flowed oil, on jet pump, at a rate of 7,558 barrels of oil per day. In addition, the well flowed naturally at a rate of 3,036 barrels of oil per day over a subsequent six-hour period.  After installing a high volume electric submersible pump in the Maniceño-1 well, the drilling rig will move to a second Llanos 32 exploration drilling location, the Samaria Norte-1 prospect. It is expected to spud in May. We have a 20 percent interest in the Llanos 32 block.

Also during the quarter, we received the first of two drilling permits required for the Turpial block. The approval of the second permit was received in April and we expect to drill our first well on the block by the third quarter.  In the Llanos 40 block we began the acquisition of 305 square kilometers of 3D seismic.

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

In Argentina, politically driven mechanisms significantly influence the sale price of oil produced and sold in the country. To alleviate the impact of higher crude oil prices on Argentina’s economy and slow the rate of inflation, the Argentine government created an oil export tax and enacted price controls over gasoline prices to force producers and refiners to negotiate oil sales prices significantly below international market levels.

For the first quarter of 2012, our average realized price for our direct working interests consolidated in our operating revenues was $74.37 per barrel, compared with $56.66 in the first quarter of 2011.  The average oil sales price for our equity interests was $74.81 per barrel for the first quarter of 2012 compared with $56.83 for the same period in 2011.  Our oil price netbacks have been increasing since 2009 when we received approximately $43 per barrel.  Gradual increases in gasoline prices in Argentina have enabled producers to negotiate higher oil sales prices with refiners.  The combination of declining production in Argentina, increasing gasoline prices and tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  Nevertheless, as our oil price realizations continue to be negotiated on a short-term basis, and because policies regarding export taxes and price controls may change, we cannot accurately predict if the gradual trend of increasing prices we have experienced will continue throughout the year.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three-months ended March 31, 2012, compared with the three-months ended March 31, 2011.  Please read this information in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended March 31,
			$ Change	% Change
	2012	2011	from 2011*	from 2011*
	($ Amounts in Thousands)

Total revenues	$30,076	$23,083	$6,993	30%
Total costs and operating expenses (1)	25,026	17,260	(7,766)	-45%
Operating income	5,050	5,823	(773)	-13%
Investment income	8,338	4,866	3,472	71%
Income taxes	3,296	2,521	(775)	-31%
Less: Net income attributable to noncontrolling interests	16	8	(8)	-100%
Net income attributable to Apco	$10,076	$8,160	$1,916	23%

(1)	Includes $4.6 million quarter-over-quarter increase in Exploration expense; see below for additional discussion.

Total Revenues

Total revenues for the first quarter of 2012 increased by $7.0 million, or 30 percent compared with first quarter 2011.  The following tables and discussion explain the components and variances in operating revenues.

The three-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended March 31,

	2012	2011	% Change

Sales Volumes
Oil (bbls)	335,293	318,692	5%
Natural Gas (mcf)	1,468,611	1,562,729	-6%
LPG (tons)	2,741	2,604	5%
Oil, Natural Gas and LPG (boe)	612,228	609,700	0%

Average Sales Prices
Oil (per bbl)	$74.37	$56.66	31%
Natural Gas (per mcf)	2.55	2.26	13%
LPG (per ton)	284.20	362.57	-22%

Revenues ($ in thousands)
Oil revenues	$24,936	$18,058	38%
Natural Gas revenues	3,738	3,530	6%
LPG revenues	779	944	-17%
	$29,453	$22,532	31%

Index

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,

	Oil	Gas	LPG	Total
	(Amounts in Thousands)

2011 Sales	$18,058	$3,530	$944	$22,532
Changes due to volumes	1,234	(240)	39	1,034
Changes due to prices	5,644	448	(204)	5,887
2012 Sales	$24,936	$3,738	$779	$29,453

Oil Revenues

The increase in Oil revenues during the first quarter of 2012 is primarily due to higher average oil sales prices.  Our average oil sales prices increased by 31 percent compared with first quarter of 2011 due to the factors previously discussed in “Oil Prices” in this report.

Total Costs and Operating Expenses

During the first quarter of 2012, Total costs and operating expenses increased by $7.8 million compared with first quarter 2011 primarily due to greater exploration expense.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $1.6 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina;

•
Taxes other than income increased by $441 thousand.  The increase from first quarter 2011 is due primarily to higher provincial production taxes as a result of higher sales prices and greater operating revenues. The first quarter of 2011 included a one-time $572 thousand Colombian equity tax;

•	Selling and administrative expense increased by $715 thousand due to increased salary and related benefit expense and higher administrative costs from our operators;

•	Depreciation, depletion and amortization expense increased by $779 thousand primarily due to higher depreciation rates (see additional discussion below); and

•
Exploration expense increased by $4.6 million due to greater exploration activity including 3D seismic acquisition costs in the Llanos 40 block in Colombia and in the Sur Río Deseado Este concession in Argentina.

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three-months ended March 31, 2012 and 2011 are shown in the following table:

	Three Months Ended			%
	March 31,		Change	Change
	2012	2011	from 2011	from 2011

Consolidated Sales Volumes (Boe)	612,228	609,700	2,528	0%
DD&A Rate per Boe	$8.88	$7.64	$1.24	16%
DD&A Expense (In thousands)	$5,437	$4,659	$778	17%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three-months ended March 31, 2012 and 2011.

Three Months Ended
March 31,
(In thousands)

2011 DD&A	$4,659
Changes due to volumes	22
Changes due to rates	756
2012 DD&A	$5,437

Our DD&A rate increased in the first quarter of 2012 compared with the same period in 2011 because in the Río Negro province, where our largest producing field with the largest proved reserves is located, we have been adding less proved reserves per well drilled for calculating DD&A with each year that passes without obtaining the remaining ten-year extension as our proved reserves are limited to the current concession life.  Furthermore, as we develop our most mature fields, proved reserves added per well decrease over time. Additionally, our weighted average DD&A rate increased in 2012 due to a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the first quarter of 2011.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego which currently have concession terms ending in 2016.  If any extensions are obtained, we expect to experience a favorable effect on future DD&A rates as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income

Total investment income increased by $3.5 million for the first quarter of 2012 compared with first quarter 2011 due to greater Equity income from Argentine investment.  The increase in our equity income for the periods is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is primarily a result of greater revenues driven by higher oil sales prices and volumes.

Index
Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending March 31,
	Three Months

	2012	2011

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	335,293	318,692
Gas (Mcf)	1,468,611	1,562,729
LPG (tons)	2,741	2,604
Barrels of oil equivalent (Boe)	612,228	609,700
Equity interests (2)
Crude oil and condensate (Bbls)	392,604	372,600
Gas (Mcf)	709,246	691,516
LPG (tons)	2,839	2,836
Barrels of oil equivalent (Boe)	544,127	521,130
Total volumes
Crude oil and condensate (Bbls)	727,897	691,292
Gas (Mcf)	2,177,858	2,254,246
LPG (tons)	5,580	5,439
Barrels of oil equivalent (Boe)	1,156,355	1,130,830

Total volumes by basin
Neuquén	970,212	927,362
Austral	140,974	156,100
Others	45,169	47,368
Barrels of oil equivalent (Boe)	1,156,355	1,130,830

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$74.37	$56.66
Gas (per Mcf)	2.55	2.26
LPG (per ton)	284.20	362.57
Equity interests (2)
Oil (per bbl)	$74.81	$56.83
Gas (per Mcf)	2.75	2.61
LPG (per ton)	280.73	349.88

Average Production Costs per Boe (3):
Production and lifting cost	$9.84	$7.25
Taxes other than income	$8.62	$7.93
DD&A	$8.88	$7.64

(1) Volumes presented in the above table have not been reduced by the approximately 12 to 18.5 percent provincial production tax that is accounted for as an expense by Apco.  In calculating provincial production tax payments, Argentine producers are entitled to deduct gathering, storage, treatment, and compression costs.

(2) The equity interest presented above reflects our interest in our equity investee's sales volumes and prices. The revenues resulting from the equity interest sales volumes and prices are not consolidated within the Company’s revenues. See the financial statements and Note 1 and Note 3 of Notes to Consolidated Financial Statements for additional explanation of the equity method of accounting for our investment in Petrolera.

(3) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“Boe”).  Six Mcf of gas are equivalent to one Boe and one ton of LPG is equivalent to 11.735 Boes.  Absent a $572 thousand Colombian equity tax recorded in the first quarter of 2011, taxes other than income per Boe would have been $6.99 per Boe during the three months ended March 31, 2011.

Index

Financial Condition

Outlook

Oil price realizations in Argentina have continued to gradually increase, reaching approximately $75 per barrel in March 2012.  Higher oil prices also benefit Petrolera’s cash flows from operations and its ability to pay dividends.  Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments.  Oil price realizations in Argentina continue to be negotiated on a short-term basis, and as such, we cannot accurately predict how they will evolve in the remainder of 2012.

Inflation in Argentina has been a persistent problem for some time.  The annual inflation rate was 20 percent or higher in 2011; economists in Argentina are predicting similar levels of inflation for 2012.  In contrast, the Argentine peso has not experienced a commensurate level of devaluation thereby causing considerable increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, there is no assurance that operating income will increase in line with the upward trend of our oil price realizations.

We will continue to monitor our capital programs and the quarterly shareholder dividend as necessary to provide Apco with the financial resources and liquidity needed to continue development drilling in its core properties over the long term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.  To that end, in May 2012, our Board of Directors decided to suspend paying a regular quarterly dividend.  Most recently, we had been paying a regular quarterly dividend of two cents per share on our shares.  The reduction in the dividend compared with prior periods is designed to provide additional resources for potential investment opportunities and capital for expected development of recent exploration successes.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities.

We have historically funded capital programs and past property acquisitions with internally generated cash flow. We have generally not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy which has made financing difficult to obtain on reasonable terms.  Although we have not typically relied on debt or equity as sources of capital, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond our ability to fund from operations.  Consequently, we may have to consider additional bank financing or some form of equity financing in the future.  Such financing may not be available or available on acceptable terms.

With a cash and cash equivalents balance at March 31, 2012, of $39.8 million, or 13 percent of total assets, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2012.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  One of our letters of credit for $2.9 million expires in September of 2012.  We expect to renew this upon expiration as our drilling efforts continue.  A second letter of credit for $5.5 million collateralized with cash expires in 2013.  Consequently, $8.4 million of cash is considered restricted as of March 31, 2012.  The restricted cash is invested in a short-term money market account with a financial institution.

Index

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Three Months Ended March 31,
	2012	2011
	(Thousands)
Net cash provided (used) by:
Operating activities	$6,921	$8,704
Investing activities	(9,387)	(4,023)
Financing activities	5,409	(597)
Increase in cash and cash equivalents	$2,943	$4,084

Operating Activities

Our net cash provided by operating activities totaled $6.9 million for the first three months of 2012, compared with $8.7 million during the same period in 2011.  The change in cash provided by operating activities was primarily a result of lower dividends from our Argentine investment.

Investing Activities

During the first three months of 2012, capital expenditures totaled $9.4 million, most of which was invested in drilling in our Neuquén basin properties and Coirón Amargo, compared with $5 million in 2011.

Financing Activities

During the first three months of 2012, we paid $591 thousand of dividends to shareholders and non-controlling interests, and we received $6 million in borrowings from our banking agreement to fund capital expenditures.

Contractual Obligations

Our contractual obligations have decreased by approximately $9 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, as a result of drilling and exploration activities during the first three months of 2012.  Additionally, our obligations increased due to our borrowing $6 million under our banking agreement.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

We have historically not used derivatives to hedge price volatility. As previously mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impacts net backs for the sale of crude oil in the domestic Argentine market. As a result, our price is impacted more by government controls than changes in world oil prices.  Because our oil prices are negotiated on a short-term basis, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results of operations.

Inflation, Foreign Currency and Operations Risk

The majority of our operations and all of our current production is located in Argentina which has had a history of high levels of inflation and resulting currency devaluation. Therefore, our financial results may be affected by factors such as changes in foreign currency exchange rates, weak economic conditions, or changes in Argentina’s political climate.  During 2002 and 2003, we recorded sizeable foreign currency exchange losses due to the significant devaluation of the Argentine peso that occurred as a consequence of Argentina’s economic problems during 2001 and 2002.  From 2003 to mid-2008, the Argentine government used monetary policies to keep the peso to U.S. dollar exchange rate stable at approximately 3.00:1. Although government policies such as regulated gasoline prices and strict controls over natural gas prices have attempted to reduce inflationary pressures in Argentina, inflation has averaged approximately 20 percent annually for several years.  Since 2007, the peso to US dollar exchange rate has not changed in proportion to these levels of inflation, resulting in significant year-over-year cost increases when measured in US dollars. At December 31, 2011, the peso to US dollar exchange rate was 4.30:1.  At March 31, 2012, the exchange rate was 4.38:1.

Economic and Political Environment

Argentina has a history of economic and political instability.  Because our operations are predominately located in Argentina, our operations and financial results have been, and could be in the future, adversely affected by economic, market, currency, and political instability in Argentina, as well as measures taken by its government in response to such instability.  Argentina’s economic and political situation continues to evolve, and the Argentine government may enact future regulations or policies that may materially impact, among other items, (i) the realized prices we receive for the commodities we produce and sell; (ii) the timing of repatriations of cash to the Cayman Islands; (iii) our asset valuations; (iv) the dollar value of peso-denominated monetary assets and liabilities; and (v) restrictions on imports of materials necessary for our operations.

In October 2011, President Cristina Kirchner was re-elected for a second term.  Her first term was highlighted by energy policies that controlled prices of hydrocarbons, in particular natural gas prices, subsidies for the import of natural gas at prices far higher than those permitted for the sale of natural gas produced in Argentina, close alliances with labor unions, and a monetary policy designed to support the value of the peso. Additionally, the government has taken various measures to assert greater state control over different areas of the country’s economy, including nationalizing an airline and private pension funds.  Since the president’s re-election, the government has tightened foreign exchange controls and forced oil and gas companies to repatriate export proceeds.

Index

YPF Expropriation

On April 16, 2012, President Cristina Kirchner announced that she was submitting to Argentina’s congress a draft law that provides for the expropriation of almost all of Repsol’s S.A. (“Repsol”) shareholding in YPF. Repsol owned 57 percent of YPF and it will be left with six percent. Over recent months the Argentine government has asserted that exploration and production companies operating in Argentina had not invested sufficiently to overcome domestic production declines, thereby leading to reduced levels of oil and natural gas production as well as reductions in oil and natural gas proved reserves. As described elsewhere in this document, politically driven price controls implemented by the government over the past decade have kept oil price net backs in Argentina far below world market levels and prices of natural gas produced in country far below the price of imported natural gas. These low prices have created disincentives for exploration drilling. The result has been that Argentina has become an importer of natural gas with the government subsidizing this at a cost of billions of dollars per year.

In February 2012, the Argentine federal government and the hydrocarbon producing provinces, which have dominion over the subsurface minerals, issued a statement declaring their intention to increase oil and gas investment and hydrocarbon production in the country. YPF, as the largest oil and gas producing company in Argentina, and the previous state owned energy company, was the primary target of this criticism. Previous to Argentina’s energy deregulation in the early 1990s, YPF was 100 percent owned by the Argentine government.  YPF was subsequently sold off and became a publicly owned company of which Repsol acquired a majority shareholder interest.

During the first quarter of 2012, provincial governments began rescinding certain of YPF’s concessions. The province of Neuquén, however, also rescinded one non-producing concession each from two other companies including Petrobras Energía, our partner in our core properties. During the quarter, YPF publicly announced a very significant upward revision to 22.8 billion barrels of oil resource potential in their Neuquén basin properties certified by the engineering consulting firm Ryder Scott Company.

As a result of these actions and events, and in spite of the YPF announcement, the share price of YPF and many other public companies with oil and gas interests in Argentina have fallen off precipitously as have the shares of Apco.

The law enabling the expropriation was approved by both chambers of Argentina’s congress in May. These events could act to discourage the influx of needed capital in Argentina for oil and gas exploration and development, especially the continued exploration of Argentina’s unconventional potential.

However, in spite of these actions and events, we do not expect negative repercussions to our operations in Argentina. We have historically reinvested most of our earnings into the exploration and development of our properties in Argentina with positive results to both oil and natural gas production and proved reserves. We are currently working with our partners to obtain concession extensions in the provinces of Río Negro and Tierra del Fuego and have recently received approvals to convert Charco del Palenque and the northern portion of the Coirón Amargo block to 25-year concessions.

Index

Item 4.                                Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) of the Securities Exchange Act of 1934) (Disclosure Controls) or our internal controls over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

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

First Quarter 2012 Changes in Internal Controls

As previously reported in Management’s Report on Internal Control Over Financial Reporting in our Form 10-K, in the third quarter of 2011, we identified a material weakness related to the lack of technical accounting resources.  Although we believe the steps taken to date, including the retention of additional technical personnel in the first quarter of 2012, have improved our internal controls over financial reporting, we have not completely remediated our internal control deficiencies.  Therefore, the material weakness still existed at the end of the period covered by this report.

Other than described above, there have been no changes during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

The additional information called for by this item is provided in Note 6 Contingencies in the Notes to the Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.                   Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed, except as set forth below.

The Argentine government could take action with regard to our concessions before their contract terms expire.

During the first quarter of 2012, the Argentine government asserted that exploration and production companies operating in Argentina had not invested sufficiently to overcome domestic production declines, thereby leading to reduced levels of oil and natural gas production as well as reductions in oil and natural proved reserves.  On that basis, several provinces rescinded certain of YPF’s and other producer’s concessions.  In addition, the federal government expropriated a majority interest in YPF, the largest oil producing company in Argentina.  If the government subjectively determines that we have not sufficiently invested in our properties, they could take action with regard to our concessions before their contract terms expire.  See “Quantitative and Qualitative Disclosures about Market Risk – Economic and Political Environment” in Item 3 of this report.

Index

Item 6.                      Exhibits

3.1 – Memorandum of Association of Apco Oil and Gas International Inc., as amended, (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007).

3.2 – Articles of Association of Apco Oil and Gas International Inc. as amended, (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011).

4.1 – Specimen Ordinary Share Certificate of Apco Oil and Gas International Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009).

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2 – Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32 – Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

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

   APCO OIL AND GAS INTERNATIONAL INC.
(Registrant)

By:         /s/ Landy L. Fullmer
Chief Financial Officer,
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

May 8, 2012

Index

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                                DESCRIPTION

3.1	Memorandum of Association of Apco Oil and Gas International Inc., as amended, (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007).

3.2	Articles of Association of Apco Oil and Gas International Inc. as amended, (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011).

4.1	Specimen Ordinary Share Certificate of Apco Oil and Gas International Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

101 .INS	XBRL Instance Document**

101 .SCH	XBRL Schema Document**

101 .CAL	XBRL Calculation Linkbase Document**

101 .LAB	XBRL Label Linkbase Document**

101 .PRE	XBRL Presentation Linkbase Document**

101 .DEF	XBRL Definition Linkbase Document**
_____________________

*      Filed herewith.
**      Furnished herewith.