Form 10-Q
period 2012-06-30
APCO OIL & GAS INTERNATIONAL INC
filed 2012-08-08
CIK 311471

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2012
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

Index

APCO OIL AND GAS INTERNATIONAL INC.
INDEX

PARTI.                          FINANCIALINFORMATION                                                                                                                                                                                                                                         Page No.
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

Index

·	Amounts and nature of future capital expenditures;

·	Volumes of future oil, gas and liquefied petroleum gas (“LPG”) production;

·	Expansion and growth of our business and operations;

·	Financial condition and liquidity;

·	Business strategy;

·	Estimates of proved oil and gas reserves;

·	Reserve potential;

·	Development drilling potential;

·	Cash flow from operations or results of operations;

·	Seasonality of natural gas demand; and

·	Oil and natural gas prices and demand for those products.

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

·
  Inflation, interest rates, fluctuation in foreign exchange rates, tax rate changes, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

·	The strength and financial resources of our competitors;

·	Development of alternative energy sources;

·	The impact of operational and development hazards;

·
  Costs of, changes in, or the results of laws, government regulations (including climate change regulation and/or potential additional regulation of drilling and completion of wells), environmental liabilities and litigation;

·	Political conditions in Argentina, Colombia, and other parts of the world;

·	The failure to renew participation in hydrocarbon concessions granted by the Argentine government on reasonable terms;

·	Risks related to strategy and financing, including restrictions stemming from our loan agreement and the availability and cost of credit;

·	Risks associated with future weather conditions and earthquakes;

·	Acts of terrorism; and

·	Additional risks described in our filings with the Securities and Exchange Commission (“SEC”).

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
(Amounts in Thousands)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$31,971	$36,899
Accounts receivable	15,226	11,145
Advances to joint venture partners	-	1,264
Inventory	4,893	2,908
Other current assets	4,353	2,636
Total current assets	56,443	54,852

Property and Equipment:
Cost, successful efforts method of accounting	290,870	256,886
Accumulated depreciation, depletion and amortization	(142,268)	(131,021)
	148,602	125,865

Argentine investment, equity method	101,597	90,208
Deferred income tax asset	1,823	1,472
Restricted cash	8,364	8,364
Other assets (net of allowance of $539 at June 30, 2012 and $554 at December 31, 2011)	1,562	2,235

Total Assets	$318,391	$282,996
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,354	$9,103
Affiliate payables	1,628	1,270
Accrued liabilities	4,272	4,845
Income taxes payable	6,369	2,527
Dividends payable	-	589
Total current liabilities	25,623	18,334

Long-term debt	8,000	2,000
Long-term liabilities	3,933	4,024
Contingent liabilities and commitments (Note 6)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,450)	(1,450)
Retained earnings	272,627	250,459
Total shareholders' equity	280,577	258,409
Noncontrolling interests in consolidated subsidiaries	258	229
Total equity	280,835	258,638
Total liabilities and equity	$318,391	$282,996

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Oil revenues	$27,983	$19,601	$52,919	$37,659
Natural gas revenues	3,655	2,980	7,393	6,510
LPG revenues	747	842	1,526	1,786
Other	582	1,153	1,205	1,704
Total revenues	32,967	24,576	63,043	47,659

COSTS AND OPERATING EXPENSES:
Production and lifting costs	6,843	6,106	12,868	10,524
Taxes other than income	6,393	4,490	11,670	9,324
Transportation and storage	302	184	612	331
Selling and administrative	3,051	2,460	6,087	4,781
Depreciation, depletion and amortization	5,703	4,851	11,156	9,525
Exploration expense	3,042	980	8,103	1,480
Foreign exchange losses (gains)	206	(305)	(254)	(373)
Other (income) expense	(2,291)	260	(1,967)	692
Total costs and operating expenses	23,249	19,026	48,275	36,284

TOTAL OPERATING INCOME	9,718	5,550	14,768	11,375

INVESTMENT INCOME:
Interest and other income	(219)	(3)	(132)	96
Equity income from Argentine investment	7,382	4,513	15,633	9,280
Total investment income	7,163	4,510	15,501	9,376

Income before income taxes	16,881	10,060	30,269	20,751
Income taxes	4,186	2,352	7,482	4,873

NET INCOME	12,695	7,708	22,787	15,878
Less: Net income attributable to noncontrolling interests	15	9	31	17
Net income attributable to Apco Oil and Gas International Inc.	$12,680	$7,699	$22,756	$15,861

OTHER COMPREHENSIVE INCOME:
Other comprehensive income	-	-	-	-
Comprehensive income attributable to Apco Oil and Gas International Inc.	$12,680	$7,699	$22,756	$15,861

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.43	$0.26	$0.77	$0.54

Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$0.02	$0.04	$0.02	$0.04
Cash dividends declared per Class A share	$0.02	$0.02	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the six months ended June 30,
(Amounts in Thousands)	2012			2011
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$258,409	$229	$258,638	$229,244	$214	$229,458
Net income	22,756	31	22,787	15,861	17	15,878
Total comprehensive net income	22,756	31	22,787	15,861	17	15,878
Cash dividends declared	(589)	-	(589)	(1,178)	-	(1,178)
Dividends and distributions to
noncontrolling interests	-	(2)	(2)	-	(14)	(14)
Ending Balance	$280,577	$258	$280,835	$243,927	$217	$244,144

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(Amounts in Thousands )	June 30,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$22,787	$15,878
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(15,633)	(9,280)
Dividends received from Argentine investment	4,244	6,325
Deferred income tax (benefit)	(409)	(72)
Depreciation, depletion and amortization	11,156	9,525
Changes in accounts receivable	(4,081)	1,766
Changes in inventory	(1,894)	(282)
Changes in other current assets	(1,717)	(365)
Changes in accounts payable	(3,510)	(2,377)
Changes in advances to partners	1,264	126
Changes in affiliate payables, net	357	193
Changes in accrued liabilities	(573)	(152)
Changes in income taxes payable	3,842	(393)
Gain on sale of properties	(2,809)	-
Other, including changes in noncurrent assets and liabilities	481	(538)
Net cash provided by operating activities	13,505	20,354
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(26,340)	(17,209)
Sale of properties	3,087	-
Changes in noncurrent restricted cash	-	(4,375)
Net cash used in investing activities	(23,253)	(21,584)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	6,000	2,000
Dividends paid to noncontrolling interest	(2)	(14)
Dividends paid	(1,178)	(1,178)
Net cash used in financing activities	4,820	808

Decrease in cash and cash equivalents	(4,928)	(422)
Cash and cash equivalents at beginning of period	36,899	35,234

Cash and cash equivalents at end of period	$31,971	$34,812
________________________
* Increases to property plant and equipment, net of asset dispositions	$(34,262)	$(19,661)
Changes in related accounts payable	7,922	2,452
Capital expenditures	$(26,340)	$(17,209)

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

Apco began E&P activities in Argentina in the late 1960s, and as of June 30, 2012, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we now have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina.  We also have exploration activities currently ongoing in both Argentina and Colombia.  As of June 30, 2012, all of our operating revenues and equity income, and all but $9 million of our long-lived assets for which we have carrying values on our balance sheet, were in Argentina.

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

In the opinion of the Company, all normal recurring adjustments have been made to present fairly the results of the three and six-month periods ended June 30, 2012 and 2011.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

Restricted Cash

At June 30, 2012, and December 31, 2011, we had $8.4 million of restricted cash which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire in various dates in 2012 and 2013.  We have presented the entire amount as non-current as any letter of credit expirations in 2012 are expected to be renewed and thus will not be available for general corporate purposes.

Inventory Valuation

Our inventory includes hydrocarbons of $1.7 million at June 30, 2012, and $1.1 million at December 31, 2011, which are accounted for at production cost, and spare-parts materials of $3.2 million at June 30, 2012 and $1.8 million at December 31, 2011, which are accounted for at cost.

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs, and costs of unsuccessful exploratory drilling are expensed as incurred. All of our exploration expense during the six months ended June 30, 2012, is related to the acquisition of 3D seismic information.  We had exploratory wells in progress of approximately $10.4 million at June 30, 2012, and $4.2 million as of December 31, 2011.

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

During the second quarter of 2012, the Company also recorded a recovery of unproved costs associated with the farm-out of 44 percent of its working interest in the exploration area within the Sur Río Deseado Este concession.  This cost recovery was approximately $278 thousand and the amount received in excess of this unproved cost has been recorded in other income within the total costs and operating expenses in the financial statements.

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

Nonmonetary Transactions

The Company accounts for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first six months of 2012 and 2011, we delivered a volume of our oil production to a third-party refinery to satisfy a portion of our provincial production tax obligation.  The crude oil inventory that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $1.2 million in operating revenues and taxes other than income as a result of this transaction in the first six months of 2012, and $1.3 million in the first six months of 2011.

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

Index

Provision is made for deferred Argentine income taxes applicable to temporary differences between the financial statement and tax basis of the assets and liabilities. The table below summarizes the income tax expense for the periods shown.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in Thousands)
	2012	2011	2012	2011
Income taxes:
Current	$4,597	$2,412	$7,891	$4,945
Deferred	(411)	(60)	(409)	(72)
Income tax expense	$4,186	$2,352	$7,482	$4,873

We are domiciled in the Cayman Islands where the income tax rate is zero.  However, we are required to pay income taxes in Argentina.  Our effective income tax rate reflected in the Consolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is primarily because the Company also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction.  Therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas bank accounts, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, and foreign exchange gains and losses resulting from changes in the value of the peso, which do not affect taxable income in Argentina.  The Company also incurred expenses related to exploration activity in Colombia that provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.  Additionally, equity income from its Argentine investment is recorded by the Company on an after tax basis and is not subject to Argentine income tax. As of May 16, 2012 income generated from production in the province of Tierra del Fuego in Argentina is no longer exempt from income taxes based on Executive Decree 751/2012, which removed the exemption from taxes and duties previously provided by Law 19,640.

The effective income tax rate is higher for the three and six months ended June 30, 2012, compared with the same period of 2011 primarily due to larger expenses in Colombia during 2012 which are providing no tax benefit.

As of June 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
	(in Thousands)

Current assets	$76,982	$66,430
Non current assets	266,570	253,239
Current liabilities	67,228	53,549
Non current liabilities	34,710	46,797

Petrolera’s results of operations for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in Thousands)

Revenues	$83,850	$60,013	$162,209	$117,015
Expenses other than income taxes	54,291	46,115	101,425	83,237
Net income	18,092	10,502	38,313	22,598

(4)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	June 30,	December 31,
	2012	2011
	(in Thousands)

Taxes other than income	$2,593	$2,424
Payroll and other general and adminstrative expenses	695	1,765
Other oil and gas activities	867	106
Other	117	550
	$4,272	$4,845

Index

APCO OIL AND GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)	Debt and Banking Arrangements

We have a loan agreement with a financial institution for a $10 million bank line of credit.  The funds could be borrowed during a one-year period which ended in March 2012.  As of June 30, 2012, we borrowed $8 million under this banking agreement.  Borrowings under this facility are unsecured and bear interest at the six-month Libor rate plus three percent per annum plus a one percent arrangement fee per borrowing and a commitment fee for the unused portion of the loan amount, of which only interest is currently being incurred. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  Aggregate minimum maturities of our long-term debt are as follows:

( in Thousands)
2012	$0
2013	500
2014	2,500
2015	3,500
2016	1,500
Total	$8,000

(6)	Contingencies

In November 2004, the company received a formal notice from the Banco Central de la Republica Argentina (the Central Bank of Argentina, or the “BCRA”) of certain proceedings based upon alleged violation of foreign currency regulations. Specifically, the BCRA claimed that between December 2001 and November 2002 the company failed to bring into the country 100 percent of the foreign currency proceeds from its Argentine oil exports. The amount claimed by the BCRA was $6.2 million. In May 2011, the BCRA sent the case file to the court for National Justice for Economic Crimes. For additional information about this claim refer to Note 12 of Notes to Consolidated Financial Statements on page 75 of the Company’s 2011 Annual Report on Form 10-K. On June 7, 2012, the intervening criminal court issued a ruling in favor of the Company acquitting it of wrongdoing. On July 13, 2012 the Company asked the Court to issue an acquittal certificate as the last formal step to close the case.

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009, 2010 and 2011.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $950 thousand U.S. dollars).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010. As of June 30, 2012 we have not been notified of any decision related to our appeal.

Index

(7)	Subsequent Events

In July, 2012, we and our Tierra del Fuego partners reached agreements with the province of Tierra del Fuego extending the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319. One agreement extends the concession term for the Las Violetas concession. A second agreement extends the concession terms for the Río Cullen and Angostura concessions. The ten-year extensions for all three concessions run through August 17, 2026.

The La Violetas agreement contains three principle provisions:

·
An extension bonus of $5 million, $1.3 million net to the Company, payable in three separate installments, the first immediately, the second within 180 days of the effective date of the agreement and the third within 360 days from the effective date of the agreement.

·
A fixed increased provincial production tax rate of 3 percent on all products (the current rate is 12 percent), and an additional variable incremental provincial production tax rate to take effect when our product sales prices net of allowable deductions exceed $70 per barrel in the case of oil and $3.80 per mmbtu in the case of natural gas. This incremental rate can increase gradually up to 2.5 percent should our per barrel oil sales price exceed $97 per barrel and our natural gas price exceed $7.6 per mmbtu. A similar price-dependent sliding scale provincial production tax applies to the sale of LPG products.

·	An exploitation investment commitment of $41.9 million, $10.8 million net to the Company, to include the drilling of 18 wells and required facilities and $5 million of exploration investments.

The Río Cullen and Angostura agreements contain similar provisions. The investment commitments for each are exploration focused and total $3.3 million for Río Cullen and $3.8 million for Angostura, $850 thousand and $980 thousand net to the Company, respectively. The bonus in each of these areas can range from zero to $5 million depending on the success of the exploration investments and resulting proved plus probable reserves. The provincial production tax increases for Río Cullen and Angostura are identical to that described above for the Las Violetas concession.

The agreements have been signed by us and our partners and representatives of the province. It must now be submitted for approval of the Tierra del Fuego legislature before it takes effect.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and six month periods ended June 30, 2012, compared with the same periods ended June 30, 2011, and our financial condition since December 31, 2011. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this document and our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of Three and Six Months Ended June 30, 2012

During the three and six month periods ended June 30, 2012, net income attributable to Apco Oil and Gas International Inc. was $12.7 million and $22.8 million, respectively, compared with $7.7 million and $15.9 million for the same comparable periods in 2011.  Net income increased quarter-to-quarter due to higher operating revenues, the recognition of  income from the execution of a farm-out in our Sur Río Deseado Este exploration area and greater equity income which was partially offset by higher costs and operating expenses, including significantly higher exploration expense.  During the first six months of 2012, we incurred $6.6 million more exploration expense than in 2011 due to significant 3D seismic acquisition investments as a result of our prospecting efforts both in Colombia and Argentina.

Net cash provided by operating activities during the first six months of 2012 was $13.5 million, a decrease of $6.8 million compared with the first six months of 2011.  We ended the second quarter with cash and cash equivalents of $32 million, or 10 percent of total assets.  We believe we have sufficient liquidity and capital resources to fund our ongoing operations and planned capital expenditures during 2012. See additional discussion in Results of Operations and Financial Condition below.

During the second quarter of 2012, we completed the Maniceño No.1 discovery well drilled in the Llanos 32 exploration block in Colombia. The well was completed in the Mirador formation and entered production on July 5, 2012.

Also during the quarter, we drilled our second exploration well in Llanos 32 exploration block, the Samaria Norte No. 1, on a separate geologic structure to the south of the Maniceño structure. Electric logs have indicated multiple zones of interest. The well has been cased and we are waiting on production testing.

A more detailed explanation of operations in the Llanos 32 block is provided subsequently under the heading “Colombian Properties”.

 In April 2012, President Cristina Kirchner submitted to Argentina’s congress a law providing for the expropriation of almost all of Repsol S.A.’s (“Repsol”) shareholding in YPF S.A. (“YPF”). The law was passed by both houses of congress in May 2012.  For further discussion, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Economic and Political Environment”.

In order  to reduce government subsidies, on May 16, 2012 the Argentine government unexpectedly issued Executive Decree number 751/2012, through which it removed all exemptions from taxes and duties previously provided by Law 19,640 to oil and gas companies operating in the province of Tierra del Fuego. The removal of the tax exemption went into effect immediately and affects the Company’s interests in the Las Violetas, Rio Cullen and Angostura. A more detailed explanation of this decree and its impact on the Company is provided subsequently under the heading “Tierra del Fuego.”

Colombian Properties

During the second quarter of 2012, we completed our first exploration well in Colombia.  Drilling of the Maniceño-1 well on the Llanos 32 Block began in March 2012. The well reached a measured total depth of 11,027 feet in April 2012 and encountered approximately 50 feet of oil column at the top of the Mirador formation. It was perforated across a 14-foot section, and was tested over a seven day period with varying rates from approximately 1,500 barrels of oil (“bopd”) to over 4,000 bopd of 28 degree API oil.    The well was placed on production on July 5th and daily production rates have ranged from 1,500 bopd per day to 3,200 bopd per day. The Company has a 20% working interest in the Llanos 32 block.

Index

On May 26th, our second exploration well in Llanos 32, the Samaria Norte-1, was spud and recently reached its target drilling depth of approximately 11,000 feet.  Subsequent logging activities encountered prospective oil pays in the Mirador, Guadalupe and Gacheta formations and casing was set in the well. A completion rig will be mobilized in July 2012 to complete and test each of the prospective oil zones. The Samaria Norte-1 is the final commitment well on the Llanos 32 block.

In April 2012, we received the last of two drilling permits necessary to commence drilling operations in the northern portion of the Turpial Block.  We expect to spud our first and only committed exploration well on the Turpial Block during the fourth quarter of 2012. The company has a 50 percent interest in the Turpial Block.

 In June 2012 we completed the acquisition of 305 square kilometers of 3D seismic on our Llanos 40 Block.  Interpretation of the acquired data is underway.  The company has commited to drill four exploration wells by the end of 2014. The company has a 50 percent interest in the Llanos 40 block.

Neuquén Basin Properties

During the second quarter of 2012, we continued to have success with development drilling and exploration activities in our Neuquén basin properties. During the first six months of the year we completed and put on production five wells that commenced drilling in 2011.  For our 2012 drilling program, 17 development wells and three exploration wells were spud during the first six months. Fifteen of these wells were completed and put on production during the first six months of 2012 and five wells were in various stages of drilling or completion at the end of the second quarter.

During the first four months of the year, we performed a fracture stimulation of the Vaca Muerta shale in an existing well in the Bajada del Palo concession.  This two stage fracture is significantly larger than the single-stage fractures that were executed in our three-well pilot program in the Bajada del Palo and Entre Lomas concessions during 2011.  This well is producing oil from the Vaca Muerta formation. The production has been intermittent and has not stabilized. This is the second Vaca Muerta well that we have put on production as an oil producer in the Neuquén basin after performing fractures in which the amount of sand injected into this extremely impermeable formation exceeded 1 million pounds. The other well is discussed below under the heading “Coirón Amargo.”

Coirón Amargo

In December 2011, we commenced a three-stage fracture stimulation of the Vaca Muerta formation in the CAS x-1 well drilled earlier in 2011.  During the production test in the first quarter 2012 which lasted 48 days, the well flowed intermittently for the equivalent of 20 days at an average rate of 173 bopd.  The well was put on production in April. Through June 30, 2012, over a period of 150 total days, including testing prior to the well being placed on production, it has accumulated production of just over 9 thousand barrels of oil.

Although this well and the Bajada del Palo well, mentioned above, have, so far, proven to be capable of production from the Vaca Muerta formation after fracture stimulation, these results are inconclusive as the exploration of the Vaca Muerta in this basin is in the very early stages and the productive behavior of the Vaca Muerta formation is not well understood. Ultimately, we believe that drilling of an extended reach horizontal well will be required to adequately evaluate the productivity of Vaca Muerta as a commercial resource potential.

Additional activities during the first six months of the year included the completion of drilling the CAS x-4 well that spud in December 2011 in the southeastern portion of the area.  A 453 foot core sample of the Vaca Muerta formation was taken from the CAS x-4 for laboratory analysis. We plan to perform a multi-stage fracture of this well after the core analysis is completed and we have evaluated production results from the CAS x-1 well.

Index

In addition to the CAS x-1 and CAS x-4 wells that were focused primarily on the Vaca Muerta formation, during the first six months of the year we have also drilled one additional exploration well in the central part of the Coirón Amargo block and two development wells in the northern portion of the block. The first of these three wells, the exploration well,  encountered Vaca Muerta but was completed in the Tordillo formation and was on production from the Tordillo formation at the end of the second quarter. The two development wells were placed on production from the Tordillo during July 2012.

In March 2012, we received formal approval to convert approximately 26,700 acres into an exploitation concession with a term of 25 years. The exploration permit for the remaining portion of the block was extended for two years and has been deemed a “high-risk exploration area” that will require exploration drilling and seismic commitments of approximately $18 million net to Apco during 2012 and 2013 to continue our investigation of the Tordillo formation and unconventional potential from the Vaca Muerta and Molles formations in the block.  After the two-year exploration period, we will determine how much of the exploration area will be converted to an exploitation concession and how much acreage, if any, will have to be relinquished.  We currently plan to start drilling three more wells and acquire an additional 100 square kilomenters of 3D seismic in the Coirón Amargo block before the end of 2012. Of the three wells to be drilled before the end of the year, two will further explore the “high risk exploration area” while the third well will be another development well in the concession area. To complete the exploration commitment described in the previous paragraph, two additional exploration wells are required to be drilled in 2013.

Tierra del Fuego

In order  to reduce government subsidies, on May 15, 2012 the Argentine government unexpectedly issued Executive Decree number 751/2012 through which it removed all exemptions from taxes and duties previously provided by Law 19,640 to oil and gas companies operating in the province of Tierra del Fuego. The removal of the tax exemption went into effect immediately and affects the Company’s interests in the Las Violetas, Río Cullen and Angostura concessions, which up until the date of the decree had been exempt from income taxes and the payment of value added taxes (“VAT”). Although exempt from the payment of VAT for purchases made, companies operating in Tierra del Fuego were also entitled to collect and keep the 21 percent VAT charged to its customers, in effect a 21 percent premium on negotiated sale prices. Law 19,640 provided tax exemptions for companies operating on the island in order to promote operations in such a remote part of the world wherein costs are inherently greater than on mainland Argentina and oil and gas has to be transported great distances to reach sale markets. The loss of the tax benefit substantially reduces the profitability of our operations in Tierra del Fuego. Nevertheless, these properties continue to generate positive cash flows and represent opportunities for future upside potential.

In July, 2012, we and our Tierra del Fuego partners reached agreements with the province of Tierra del Fuego extending the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319. One agreement extends the concession term for the Las Violetas concession. A second agreement extends the concession terms for the Río Cullen and Angostura concessions. The ten-year extensions for all three concessions run through August 17, 2026.

The agreements have been signed by us and our partners and representatives of the province. It must now be submitted for approval of the Tierra del Fuego legislature before it takes effect.

For a more detailed description of the terms agreed to in the concession extensions, please see Note 7 “Subsequent Events” in Item1, Financial Statements of this document.

Index

Oil Prices

Oil prices have a significant impact on our ability to generate earnings, fund capital projects, and pay shareholder dividends.  In general, oil prices are affected by many factors, including changes in market demands, global economic activity, political events, weather, and OPEC production quotas.  More importantly for us, oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions.

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

For the second quarter of 2012, our average realized price for our direct working interests consolidated in our operating revenues was $74.65 per barrel, compared with $59.54 in the second quarter of 2011.  The average oil sales price for our equity interests was $75.15 per barrel for the second quarter of 2012 compared with $56.83 for the same period in 2011.  Our oil price netbacks have been increasing since 2009 when we received approximately $43 per barrel.  Gradual increases in gasoline prices in Argentina have enabled producers to negotiate higher oil sales prices with refiners.  The combination of declining production in Argentina, increasing gasoline prices and tighter demand for our high-quality crude oil has resulted in higher oil price realizations.  Nevertheless, as our oil price realizations continue to be negotiated on a short-term basis, and because policies regarding export taxes and price controls may change, we cannot accurately predict the direction of our oil prices during the remainder of 2012.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2012, compared with the three and six months ended June 30, 2011.  Please read this information in conjunction with the Consolidated Statements of Income.

Index

	For the Three Months Ended June 30,
			$ Change	% Change
	2012	2011	from 2011*	from 2011*
	(in Thousands)

Total revenues	$32,967	$24,576	$8,391	34%
Total costs and operating expenses	23,249	19,026	(4,223)	-22%
Operating income	9,718	5,550	4,168	75%
Investment income	7,163	4,510	2,653	59%
Income taxes	4,186	2,352	(1,834)	-78%
Less: Net income attributable to noncontrolling interests	15	9	(6)	-67%
Net income attributable to Apco	$12,680	$7,699	$4,981	65%

	For the Six Months Ended June 30,
			$ Change	% Change
	2012	2011	from 2011*	from 2011*
	(in Thousands)

Total revenues	$63,043	$47,659	$15,384	32%
Total costs and operating expenses (1)	48,275	36,284	(11,991)	-33%
Operating income	14,768	11,375	3,393	30%
Investment income	15,501	9,376	6,125	65%
Income taxes	7,482	4,873	(2,609)	-54%
Less: Net income attributable to noncontrolling interests	31	17	(14)	-82%
Net income attributable to Apco	$22,756	$15,861	$6,895	43%

(1)	Includes $6.6 million year-over-year increase in Exploration expense; see below for additional discussion.

Total Revenues

Total revenues for the second quarter of 2012 increased by $8.4 million, or 34 percent compared with second quarter 2011.  For the first six months of 2012, Total Revenues were greater by $15.4 million, or 32 percent compared with the first six months of 2011. The following tables and discussion explain the components and variances in operating revenues.

Index

The three and six-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended June 30,			Six Months Ended June 30,

	2012	2011	% Change	2012	2011	% Change

Sales Volumes
Oil (bbls)	374,856	329,189	14%	710,149	647,880	10%
Natural Gas (mcf)	1,466,769	1,659,499	-12%	2,935,380	3,222,228	-9%
LPG (tons)	2,519	2,869	-12%	5,260	5,474	-4%
Oil, Natural Gas and LPG (boe)	648,879	639,444	1%	1,261,105	1,249,150	1%

Average Sales Prices
Oil (per bbl)	$74.65	$59.54	25%	$74.52	$58.13	28%
Natural Gas (per mcf)	2.49	1.80	39%	2.52	2.02	25%
LPG (per ton)	296.54	293.45	1%	290.11	326.30	-11%

Revenues ($ in thousands)
Oil revenues	$27,983	$19,601	43%	$52,919	$37,659	41%
Natural Gas revenues	3,655	2,980	23%	7,393	6,510	14%
LPG revenues	747	842	-11%	1,526	1,786	-15%
	$32,385	$23,423	38%	$61,838	$45,955	35%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three and six-months ended June 30, 2012 and 2011.

	Three Months Ended June 30,

	Oil	Gas	LPG	Total
	(in Thousands)

2011 Sales	$19,601	$2,980	$842	$23,423
Changes due to volumes	3,409	(480)	(104)	2,825
Changes due to prices	4,973	1,155	9	6,137
2012 Sales	$27,983	$3,655	$747	$32,385

	Six Months Ended June 30,

	Oil	Gas	LPG	Total
	(in Thousands)

2011 Sales	$37,659	$6,510	$1,786	$45,955
Changes due to volumes	4,640	(722)	(62)	3,856
Changes due to prices	10,620	1,605	(198)	12,027
2012 Sales	$52,919	$7,393	$1,526	$61,838

Oil Revenues

The increase in Oil revenues during the second quarter and first six months of 2012 is primarily due to higher average oil sales prices.  Our average oil sales prices increased by 25 percent compared with second quarter 2011 due to the factors previously discussed in “Oil Prices” in this report.  Our Oil Revenues also benefited from higher oil sales volumes.  The total oil volumes sold increased 14 percent for the second quarter and 10 percent for the first six months of 2012. Oil revenues accounted for 86 percent of total revenues for the three and six month periods ended June 30, 2012.

Index

Total Costs and Operating Expenses

During the second quarter of 2012, Total costs and operating expenses increased by $4.2 million compared with second quarter 2011 primarily due to greater exploration expense.  Notable variances for the comparable quarters include the following:

·
Production and lifting costs increased by $737 thousand due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina;

·
Taxes other than income increased by $1.9 million.  The increase from second quarter 2011 is due primarily to higher provincial production taxes as a result of higher sales prices and greater operating revenues;

·
Selling and administrative expense increased by $591 thousand due to increased staffing in our branch and the effect of inflation on salary and related benefits expense and other administrative costs in our Argentine branch and from our operators in Argentina;

·	Depreciation, depletion and amortization expense increased by $852 thousand primarily due to higher depreciation rates (see additional discussion below); and

·	Exploration expense increased by $2.1 million due to greater exploration activity including 3D seismic acquisition costs in the Llanos 40 block in Colombia;

·
Other (income) expense decreased by $2.6 million primarily due to receipt of a one-time cash payment by the Company pursuant to the terms of  the farm-out agreement covering a defined exploration area within the Sur Río Deseado Este concession.  This agreement was executed during the second quarter.

During the first six months of 2012, Total costs and operating expenses increased by $12 million compared with the first six months of 2011 primarily due to greater production and lifting costs as well as higher exploration expense.  Notable variances for the comparable periods include the following:

·
Production and lifting costs increased by $2.3 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina;

·
Taxes other than income increased by $2.3 million.  The increase from the first six months of 2011 is due primarily to higher provincial production taxes as a result of higher sales prices and greater operating revenues and is partially offset by the absence of a one-time $572 thousand expense for Colombian Equity tax during the first six months of 2011;

·
Selling and administrative expense increased by $1.3 million due to increased staffing in our branch and the effect of inflation on salary and related benefits expense and other administrative costs in our Argentine branch and from our operators in Argentina;

·	Depreciation, depletion and amortization expense increased by $1.6 million primarily due to higher depreciation rates (see additional discussion below); and

·
Exploration expense increased by $6.6 million due to greater exploration activity including 3D seismic acquisition costs in the Llanos 40 block in Colombia and in the Sur Río Deseado Este concession in Argentina;

Index

·
Other (income) expnese decreased by $2.7 million primarily due to receipt of a cash payment received by the Company pursuant to the terms of  the farm-out agreement covering a defined exploration area within the Sur Río Deseado Este concession.  This agreement was executed during the second quarter.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three and six months ended June 30, 2012 and 2011 are shown in the following table:

	Three Months Ended			%	Six Months Ended			%
	June 30,		Change	Change	June 30,		Change	Change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011

Consolidated Sales Volumes (Boe)	648,879	639,444	9,435	1%	1,261,105	1,249,150	11,955	1%
DD&A Rate per Boe	$8.72	$7.56	$1.16	16%	$8.80	$7.60	$1.20	16%
DD&A Expense (In thousands)	$5,659	$4,834	$825	17%	$11,098	$9,498	$1,600	17%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three and six months ended June 30, 2012 and 2011.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	(in Thousands)

2011 DD&A	$4,834	$9,498
Changes due to volumes	82	105
Changes due to rates	743	1,495

2012 DD&A	$5,659	$11,098

Our DD&A rate increased in the second quarter and first six months of 2012 compared with the same period in 2011 because in the Río Negro province, where our largest producing field with the largest proved reserves is located, we have been adding less proved reserves per well drilled for calculating DD&A with each year that passes without obtaining the remaining ten-year extension as our proved reserves are limited to the current concession life.  Furthermore, as we develop our most mature fields, proved reserves added per well decrease over time. Additionally, our weighted average DD&A rate increased in 2012 due to a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the second quarter and first six months of 2011.

We are working to obtain the ten-year concession extensions for our properties in Río Negro and Tierra del Fuego, which currently have concession terms ending in 2016.  If any extensions are obtained, we expect to experience a favorable effect on future DD&A rates as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income

Total investment income increased by $2.7 million for the second quarter of 2012 and $6.1 million for first six months of 2012 compared with the same periods of 2011due to greater Equity income from Argentine investment.  The increase in our equity income for the periods in 2012 is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is primarily a result of greater revenues driven by higher oil sales prices and oil gas and plant product volumes.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending June 30,
	Three Months			Six Months

	2012	2011	2012	2011

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	374,856	329,189	710,149	647,880
Gas (Mcf)	1,466,769	1,659,499	2,935,380	3,222,228
LPG (tons)	2,519	2,869	5,260	5,474
Barrels of oil equivalent (Boe)	648,879	639,444	1,261,105	1,249,150
Equity interests (2)
Crude oil and condensate (Bbls)	433,244	386,436	825,848	759,037
Gas (Mcf)	715,091	768,616	1,424,337	1,460,133
LPG (tons)	2,876	2,967	5,715	5,803
Barrels of oil equivalent (Boe)	586,177	549,356	1,130,303	1,070,492
Total volumes
Crude oil and condensate (Bbls)	808,100	715,625	1,535,997	1,406,917
Gas (Mcf)	2,181,860	2,428,115	4,359,718	4,682,361
LPG (tons)	5,395	5,836	10,975	11,277
Barrels of oil equivalent (Boe)	1,235,056	1,188,806	2,391,410	2,319,642

Total volumes by basin
Neuquén	1,046,509	973,958	2,016,720	1,901,323
Austral	145,967	161,082	286,941	317,186
Others	42,580	53,765	87,749	101,133
Barrels of oil equivalent (Boe)	1,235,056	1,188,806	2,391,410	2,319,642

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$74.65	$59.54	$74.52	$58.13
Gas (per Mcf)	2.49	1.80	2.52	2.02
LPG (per ton)	296.54	293.45	290.11	326.30
Equity interests (2)
Oil (per bbl)	$75.15	$59.75	$74.99	$58.32
Gas (per Mcf)	2.81	1.32	2.78	1.93
LPG (per ton)	276.94	296.25	278.83	322.45

Average Production Costs per Boe (3):
Production and lifting cost	$10.55	$9.55	$10.20	$8.42
Taxes other than income	$9.85	$7.02	$9.25	$7.46
DD&A	$8.72	$7.56	$8.80	$7.60

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

Index

Financial Condition

Outlook

Oil price realizations in Argentina have increased gradually since 2009 from approximately $40 per barrel to approximately $75 in June 2012. Since the beginning of 2012, oil prices have stabilized and during the second quarter averaged $75 per barrel. We derive more than 80 percent of our total revenues from the sale of oil. Since the international price of oil has decreased significantly during 2012 and the spread between the price being realized in Argentina and the international price of oil has diminished considerably, our oil prices for the balance of 2012 should remain at current levels or could trend downward. Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. Dividends we receive from our equity investee, Petrolera, are a significant contributor to our cash flow generated by operating activities and Petrolera’s cash flows from operations and its ability to pay dividends are also highly sensitive to fluctuations in oil price realizations.  Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, and debt and interest payments. Oil price realizations in Argentina continue to be negotiated on a short-term basis.

Inflation in Argentina has been a persistent problem for some time.  The annual inflation rate was 20 percent or higher in 2011; economists in Argentina are predicting similar levels of inflation for 2012.  In contrast, the Argentine peso has not experienced a commensurate level of devaluation thereby causing considerable increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, there is no assurance that operating income generated in Argentina will remain at current levels given that oil prices in Argentina have stabilized during the year and inflation continues at robust levels.  Commencing July 2012, the Company began producing oil from its Llanos 32 block in Colombia.  Our Colombian operation is expected to contribute to our net income during the second half of 2012.

In October of 2011 and again in July of 2012, the Argentine government implemented new regulations restricting access to foreign exchange markets, or the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange for the purpose of depositing funds in foreign accounts. These new restrictions require both Central Bank and AFIP (“Argentina’s Taxing Authority”) approvals that are not currently being given. As a result, the current movement of funds out of Argentina through the Central Bank at the official exchange rate has been stemmed. However, the purchase of foreign currency for the repayment of debt is not limited. For a more detailed explanation refer to the section “Quantitative and Qualitative Disclosures about Market Risks” under the heading “Inflation, Foreign Currency and Operations Risk.”

We will continue to monitor our capital programs as necessary to provide Apco with the financial resources and liquidity needed to continue development drilling in our core properties over the long term, fund new investment opportunities, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.  To that end, in May 2012, our Board of Directors decided to suspend paying a regular quarterly dividend.  Most recently, we had been paying a regular quarterly dividend of two cents per share on our shares.  The reduction in the dividend compared with prior periods is designed to provide additional resources for potential investment opportunities and capital for expected development of recent exploration successes.

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities. As a result of the current exchange control restrictions that have blocked the ability to move funds out of Argentina at the official rate of exchange, the Company and Petrolera may opt to consider increases in capital spending in Argentina to the extent possible or repay foreign bank loans.

Index

Petrolera has reacted to this situation by accelerating the repayment of its foreign bank debt. During the first six months of the year, it has retired $6.5 million of bank debt. Consideration is being given by both companies to increasing capital spending during the balance of 2012. With oil sales having commenced in Colombia during the month of July, the Company has now developed a source of cash flow outside of Argentina.

We have historically funded capital programs and past property acquisitions with internally generated cash flow. We have generally not relied on debt or equity as sources of capital due to the turmoil that periodically affects Argentina’s economy, which has made financing difficult to obtain on reasonable terms.  Although we have not typically relied on debt or equity as sources of capital, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond our ability to fund from operations.  Consequently, due to our successful exploration efforts in both Argentina and Colombia and the availability of financing at favorable terms, see Note 5 Debt and Banking Arrangements in the financial statements, we have utilized $8 million of debt financing.  Such financing may not be available or available on acceptable terms in the future.

With our cash and cash equivalents balance at June 30, 2012, of $32 million, or 10 percent of total assets, and the ability to adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2012.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  One of our letters of credit for $2.9 million expires in February of 2013.  We expect to renew this upon expiration as our drilling efforts continue.  A second letter of credit for $5.5 million collateralized with cash expires in July 2013.  Consequently, $8.4 million of cash is considered restricted as of June 30, 2012.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Six Months Ended June 30,
	2012	2011
	(in Thousands)
Net cash provided (used) by:
Operating activities	$13,505	$20,354
Investing activities	(23,253)	(21,584)
Financing activities	4,820	808
Increase in cash and cash equivalents	$(4,928)	$(422)

Operating Activities

Our net cash provided by operating activities totaled $13.5 million for the first six months of 2012, compared with $20.4 million during the same period in 2011.  The change in cash provided by operating activities was primarily a result of lower dividends from our Argentine investment and greater use of our working capital.

Investing Activities

During the first six months of 2012, capital expenditures totaled $26.3 million, most of which was invested in drilling in our Neuquén basin properties and Coirón Amargo, compared with $17.2 million in 2011.

We also received $3.1 million during the second quarter of 2012 from the execution of a farm-out agreement related to our exploration acreage in the Sur Río Deseado Este concession.

Index

Financing Activities

During the first six months of 2012, we paid $1.2 million of dividends to shareholders and non-controlling interests, and we received $6 million in borrowings from our banking agreement to fund capital expenditures.

Contractual Obligations

Our contractual obligations have decreased by approximately $22 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, as a result of drilling and exploration activities during the first six months of 2012.  Additionally, our obligations increased due to our borrowing $6 million under our banking agreement.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

We have historically not used derivatives to hedge price volatility. As previously mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impact price realizations for the sale of crude oil in the domestic Argentine market. As a result, our price is impacted more by government controls than changes in world oil prices.  Because our oil prices are negotiated on a short-term basis, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results of operations.

Inflation, Foreign Currency and Operations Risk

The majority of our operations and all of our production through June 30, 2012 is located in Argentina.  Historically Argentina has struggled through extended periods of inflation that have eventually led to a sudden devaluation of the Argentine peso similar to what occurred during the Argentine economic crisis of 2001 and 2002.

Since the economic crisis of 2001 and 2002, when the value of the peso was suddenly reduced from an exchange rate of one peso to one US dollar to an exchange rate of three pesos to one US dollar, the Argentine economy has grown at strong rates ranging from five to ten percent annually. However, inflation escalated during this same period at rates ranging from 15 to 30 percent annually over the last several years. As a result of government efforts to support the value of the peso in this environment, the peso’s value has not declined in proportion to the level of inflation thereby substantially increasing the cost of living in Argentina and the US dollar cost of our operations and capital expenditures in the country. Because the peso has not been permitted to devalue in proportion to inflation in the country, there has been, in the recent past, an exodus of funds out of Argentina due to a lack of confidence in the value of the peso at the official exchange rate.

In October of 2011 and again in July of 2012, the government implemented new regulations restricting access to foreign exchange markets, more specifically, the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange for the purpose of depositing funds in foreign accounts. These new restrictions require both Central Bank and AFIP approvals that are not currently being given.  As a result, movement of funds out of Argentina through the Central Bank at the official exchange rate has been stemmed. The purchase of foreign currency for things such as the repayment of debt is not limited. Companies that are generating free cash flow find themselves accumulating local currency in Argentina.

An alternative rate of exchange exists that is quoted which expresses the result of purchasing marketable securities in Argentina in pesos and selling them abroad in foreign currency. As of June 30, 2012, this alternate peso to US dollar exchange rate was quoted at 6.7:1, an indicator that the value of the Argentine peso in the free market is approximately 30 percent below the official rate. The spread between this alternative rate and the official rate of exchange is an indicator that an official devaluation of the Argentine peso may be required at some point.

Index

A devaluation such as the one described above could result in foreign exchange losses to the extent of cash held by the Company in Argentine pesos and any other net financial working capital denominated in pesos that is reported on the Company’s Balance Sheet at the moment of devaluation.

At December 31, 2011, the peso to US dollar official rate of exchange rate was 4.30:1.  At June 30, 2012, the exchange rate was 4.53:1 and our cash balance denominated in Argentine pesos was $6.6 million.

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

YPF Expropriation

Over recent months the Argentine government has asserted that exploration and production companies operating in Argentina had not invested sufficiently to overcome domestic production declines, thereby leading to reduced levels of oil and natural gas production as well as reductions in oil and natural gas proved reserves. As described elsewhere in this document, politically driven price controls implemented by the government over the past decade have kept oil price realizations in Argentina far below world market levels and prices of natural gas produced in country far below the price of imported natural gas. These low prices have created disincentives for exploration drilling. The result has been that Argentina has become an importer of natural gas with the government subsidizing this at a cost of billions of dollars per year.

In February 2012, the Argentine federal government and the hydrocarbon producing provinces, which have dominion over the subsurface minerals, issued a statement declaring their intention to increase oil and gas investment and hydrocarbon production in the country. YPF, as the largest oil and gas producing company in Argentina, and the previous state-owned energy company, was the primary target of this criticism. Previous to Argentina’s energy deregulation in the early 1990s, YPF was 100 percent owned by the Argentine government.  YPF was subsequently sold off and became a publicly-owned company of which Repsol acquired a majority shareholder interest.

During the first quarter of 2012, provincial governments began rescinding certain of YPF’s concessions. The province of Neuquén, however, also rescinded one non-producing concession each from two other companies, including Petrobras Argentina, our partner in our core properties. During the quarter, YPF publicly announced a very significant upward revision to 22.8 billion barrels of oil resource potential in their Neuquén basin properties certified by the engineering consulting firm Ryder Scott Company.

Index

In April 2012, President Cristina Kirchner submitted to Argentina’s congress a law providing for the expropriation of almost all of Repsol’s shareholding in YPF. The law was subsequently approved by both chambers of congress in May 2012. Repsol owned 57 percent of YPF and it was left with six percent.

With YPF now under Argentine government control, certain of YPF’s previously rescinded concessions have been returned to YPF. Furthermore, Petrobras and Techpetrol, two companies from which the province of Neuquén had rescinded one concession each, filed an injunction with the Supreme Court to keep their concessions from being taken. The court ruled in favor of the two companies.

The outcome of any legal proceedings that will occur between Repsol and the Argentine government cannot be predicted, but YPF is today being managed by appointees of the government. The objective of the Argentine government is ultimately to increase oil and natural gas production, both conventional and unconventional, in Argentina through increased investments by YPF. YPF’s new management recently announced an aggressive multi-year investment plan designed to achieve that objective. It is currently seeking joint venture partners to help fund this aggressive program.

As a result of these actions and events, and in spite of the YPF announcement, the share price of YPF and many other public companies with oil and gas interests in Argentina have fallen off precipitously, as have the shares of Apco.

Argentina Executive Decree 1277/2012

On July 27, 2012 the Argentine federal government issued Decree number 1277/2012 which introduces important changes to the rules governing Argentina’s oil and gas industry. This decree follows Law 26,741 enacted by the Argentine congress on May 4, 2012 which authorized the expropriation of 51 percent of the shares of YPF from Repsol and declared the oil and gas industry a matter of public interest.

The new decree repeals certain articles of deregulation decrees passed by the Menem administration during 1989 relating to free marketability of hydrocarbons at negotiated prices, the deregulation of the oil and gas industry, freedom to import and export hydrocarbons and the ability to keep proceeds from export sales in foreign bank accounts. The repeal of these articles appears to formalize certain rules such as price controls and the repatriation of export sales proceeds which has been informally required by the government over the last several years.

In addition the decree creates a governmental strategic planning commission charged with developing investment plans for the country aimed at increasing production and reserves and to make Argentina more energy self sufficient. The decree also requires oil and gas companies as well as refiners and transporters of hydrocarbon products to submit annual investment plans for approval by the commission. The decree empowers the commission to issue fines and sanctions, including concession removal, for companies that do not comply with its requirements.  Finally, the commission is also charged with responsibility for assuring the reasonableness of hydrocarbon prices in the domestic market and that such prices allow companies to generate a reasonable profit margin.

The decree provides 90 days to write and implement corresponding regulations. Until such regulations are published management cannot fully assess the impact of this decree on its operations and profitability. The text of this decree authorizes the federal government to enforce stricter controls over the oil and gas industry Reaction by the provincial governments and the Oil and Gas industry may impact the manner in which the implementing regulations are written.

These events could act to discourage the influx of needed capital in Argentina for oil and gas exploration and development, especially the continued exploration of Argentina’s unconventional potential.

Although we can’t predict the impact of these events on the Company, we have historically reinvested most of our earnings into the exploration and development of our properties in Argentina with positive results to both oil and natural gas production and proved reserves. We are currently working with our partners to obtain concession extensions in the provinces of Río Negro and Tierra del Fuego and have recently received approvals to convert Charco del Palenque and the northern portion of the Coirón Amargo block to 25-year concessions.

Index

Item 4.                                Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) (“Disclosure Controls”) or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

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

Second Quarter 2012 Changes in Internal Controls

As previously reported in Management’s Report on Internal Control Over Financial Reporting in our Form 10-K, in the third quarter of 2011, we identified a material weakness related to the lack of technical accounting resources.  Although we believe the steps taken to date have improved our internal controls over financial reporting, we have not completely remediated our internal control deficiencies.  Therefore, the material weakness still existed at the end of the period covered by this report.

Other than described above, there have been no changes during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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

August 8, 2012

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