Form 10-Q
period 2012-09-30
APCO OIL & GAS INTERNATIONAL INC
filed 2012-11-08
CIK 311471

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2012
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

Index

 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(Amounts in Thousands)	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$28,961	$36,899
Accounts receivable	17,815	11,145
Advances with joint venture partners	1,235	1,264
Inventory	4,773	2,908
Restricted cash	2,889	-
Other current assets	5,616	2,636
Total current assets	61,289	54,852

Property and Equipment:
Cost, successful efforts method of accounting	301,317	256,886
Accumulated depreciation, depletion and amortization	(149,626)	(131,021)
	151,691	125,865

Argentine investment, equity method	105,446	90,208
Deferred income tax asset	1,946	1,472
Restricted cash	6,975	8,364
Other assets (net of allowance of $515 at September 30, 2012 and $554 at December 31, 2011)	999	2,235
Total Assets	$328,346	$282,996
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,285	$9,103
Affiliate payables	2,356	1,270
Accrued liabilities	5,493	4,845
Income taxes payable	6,088	2,527
Dividends payable	-	589
Total current liabilities	25,222	18,334

Long-term debt	8,000	2,000
Long-term liabilities	4,004	4,024
Contingent liabilities and commitments (Note 8)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,408)	(1,450)
Retained earnings	282,857	250,459
Total shareholders' equity	290,849	258,409
Noncontrolling interests in consolidated subsidiaries	271	229
Total equity	291,120	258,638
Total liabilities and equity	$328,346	$282,996

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Oil revenues	$30,454	$21,938	$83,373	$59,597
Natural gas revenues	3,646	2,834	11,039	9,344
LPG revenues	680	809	2,206	2,595
Other	186	589	1,391	2,293
Total revenues	34,966	26,170	98,009	73,829

COSTS AND OPERATING EXPENSES:
Production and lifting costs	8,017	7,108	20,885	17,632
Taxes other than income	6,091	5,578	17,761	14,902
Transportation and storage	655	347	1,267	678
Selling and administrative	3,134	2,826	9,221	7,607
Depreciation, depletion and amortization	7,164	5,397	18,320	14,922
Exploration expense	2,373	103	10,476	1,583
Foreign exchange losses (gains)	(153)	344	(407)	(29)
Other (income) expense	271	504	(1,696)	1,196
Total costs and operating expenses	27,552	22,207	75,827	58,491

TOTAL OPERATING INCOME	7,414	3,963	22,182	15,338

INVESTMENT INCOME:
Interest and other income	(73)	141	(205)	237
Equity income from Argentine investment	6,436	3,820	22,069	13,100
Total investment income	6,363	3,961	21,864	13,337

Income before income taxes	13,777	7,924	44,046	28,675
Income taxes	3,533	1,842	11,015	6,717

NET INCOME	10,244	6,082	33,031	21,958
Less: Net income attributable to noncontrolling interests	13	6	44	23
Net income attributable to Apco Oil and Gas International Inc.	$10,231	$6,076	$32,987	$21,935

OTHER COMPREHENSIVE INCOME:

Pension plan liability adjustment in consolidated and equity interests (net of Argentine taxes of $10 in 2012 and $43 in 2011)	42	(80)	42	(80)
Comprehensive income attributable to Apco Oil and Gas International Inc.	$10,273	$5,996	$33,029	$21,855

Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.35	$0.21	$1.12	$0.75

Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441

Cash dividends declared per ordinary share	$-	$-	$0.02	$0.04
Cash dividends declared per Class A share	$-	$-	$0.02	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the nine months ended September 30,
(Amounts in Thousands)	2012			2011
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total

Beginning Balance	$258,409	$229	$258,638	$229,244	$214	$229,458
Net income	32,987	44	33,031	21,935	23	21,958
Other comprehensive income	42	-	42	(80)	-	(80)
Total comprehensive net income	33,029	44	33,073	21,855	23	21,878
Cash dividends declared	(589)	-	(589)	(1,178)	-	(1,178)
Dividends and distributions to
noncontrolling interests	-	(2)	(2)	-	(17)	(17)
Ending Balance	$290,849	$271	$291,120	$249,921	$220	$250,141

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Amounts in Thousands )	September 30,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$33,031	$21,958
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(22,069)	(13,100)
Dividends received from Argentine investment	6,855	8,446
Deferred income tax (benefit)	(487)	(63)
Depreciation, depletion and amortization	18,320	14,922
Changes in accounts receivable	(6,670)	3,001
Changes in inventory	(1,580)	(562)
Changes in other current assets	(2,980)	95
Changes in accounts payable	663	(4,050)
Changes in advances with partners	29	131
Changes in affiliate payables, net	1,086	160
Changes in accrued liabilities	648	262
Changes in income taxes payable	3,561	(159)
Gain on sale of properties	(2,809)	-
Other, including changes in noncurrent assets and liabilities	1,087	(923)
Net cash provided by operating activities	28,685	30,118
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(43,029)	(26,000)
Sale of properties	3,087	-
Changes in restricted cash	(1,500)	(4,375)
Net cash used in investing activities	(41,442)	(30,375)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	6,000	2,000
Dividends paid to noncontrolling interest	(3)	(17)
Dividends paid	(1,178)	(1,766)
Net cash used in financing activities	4,819	217

Decrease in cash and cash equivalents	(7,938)	(40)
Cash and cash equivalents at beginning of period	36,899	35,234

Cash and cash equivalents at end of period	$28,961	$35,194
________________________
* Increases to property plant and equipment, net of asset dispositions	$(44,709)	$(28,378)
Changes in related accounts payable	1,680	2,378
Capital expenditures	$(43,029)	$(26,000)

The accompanying notes are an integral part of these consolidated financial statements.

APCO OIL AND  GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index

(1)	Basis of Presentation and Summary of Accounting Policies

General Information and Principles of Consolidation

Apco Oil and Gas International Inc. (“Apco”) is an international oil and gas exploration and production company with a focus on South America.  Exploration and production will be referred to as “E&P” in this document.

Apco began E&P activities in Argentina in the late 1960s, and as of September 30, 2012, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we now have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

In the opinion of the Company, all normal recurring adjustments have been made to present fairly the results of the three and nine-month periods ended September 30, 2012 and 2011.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Certain line items in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for the 2011 periods presented herein were recast as described in Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition

The Company recognizes revenues from sales of oil, gas, and LPG at the time the product is delivered to the purchaser and title has been transferred.

Taxes Other Than Income

The Company is subject to multiple taxes in Argentina and Colombia, including provincial production taxes, severance taxes, export taxes, shareholder equity taxes and various transaction taxes.

Restricted Cash

At September 30, 2012, we had $9.9 million of restricted cash ($2.9 current and $7 million non-current) which is collateral for letters of credit related to exploration blocks in Colombia.  At December 31, 2011, we had $8.4 million of restricted cash (non-current). The letters of credit expire in various dates from 2013 to 2015.

Inventory Valuation

Our inventory includes hydrocarbons of $1.7 million at September 30, 2012, and $1.1 million at December 31, 2011, which are accounted for at production cost, and spare-parts materials of $3.1 million at September 30, 2012 and $1.8 million at December 31, 2011, which are accounted for at cost.

Property and Equipment

The Company uses the successful-efforts method of accounting for oil and gas exploration and production operations, whereby costs of acquiring non-producing acreage and costs of drilling successful exploration wells and development costs are capitalized. Geological and geophysical costs, including three dimensional (“3D”) seismic survey costs and costs of unsuccessful exploratory drilling are expensed as incurred.

APCO OIL AND  GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Index

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

Nonmonetary Transactions

The Company accounts for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first nine months of 2012 and 2011, we delivered a volume of our oil production to a third-party refinery to satisfy a portion of our provincial production tax obligation.  The crude oil inventory that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $1.7 million in oil revenues and taxes other than income as a result of this transaction in the first nine months of 2012, and $2.1 million in the first nine months of 2011.

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

APCO OIL AND  GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in Thousands)
	2012	2011	2012	2011
Income taxes:
Current	$3,611	$1,835	$11,502	$6,780
Deferred	(78)	7	(487)	(63)
Income tax expense	$3,533	$1,842	$11,015	$6,717

We are domiciled in the Cayman Islands where the income tax rate is zero.  However, we are required to pay income taxes in Argentina.  Our effective income tax rate reflected in theConsolidated Statements of Income differs from Argentina’s statutory rate of 35 percent.  This is primarily because the Company also generates income and incurs expenses outside of Argentina that are not subject to income taxes in Argentina or in any other jurisdiction.  Therefore these amounts do not affect the amount of income taxes paid by the Company.  Such items include interest income resulting from the Company’s cash and cash equivalents deposited in its Cayman Island and Bahamas bank accounts, general and administrative expenses incurred by the Company in its headquarters office in Tulsa, Oklahoma, and foreign exchange gains and losses resulting from changes in the value of the peso, which do not affect taxable income in Argentina.  The Company also incurred expenses related to exploration activity in Colombia that provide no benefit to income tax expense until these activities generate sufficient taxable income in Colombia.  Additionally, equity income from its investment in Petrolera is recorded by the Company on an after tax basis and is not subject to Argentine income tax. As of May 16, 2012 income generated from production in the province of Tierra del Fuego in Argentina is no longer exempt from income taxes based on Executive Decree 751/2012, which removed the exemption from taxes and duties previously provided by Law 19,640.

The effective income tax rate is higher for the three and nine months ended September 30, 2012, compared with the same period of 2011 primarily due to larger expenses in Colombia during 2012 which are providing no tax benefit.

As of September 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits or reserve for uncertain tax positions.

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

APCO OIL AND  GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Index

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
	(in Thousands)

Current assets	$79,622	$66,430
Non current assets	266,998	253,239
Current liabilities	64,922	53,549
Non current liabilities	31,535	46,797

Included in Petrolera’s current assets as of September 30, 2012, is approximately $25 million of cash denominated in Argentine pesos.

Petrolera’s results of operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in Thousands)

Revenues	$83,308	$64,636	$245,517	$181,651
Expenses other than income taxes	57,055	49,659	158,480	132,896
Net income	15,775	9,246	54,088	31,844

The comparative increase in Petrolera’s net income for the three and nine month periods in 2012 is primarily a result of greater revenues driven by higher oil sales prices and volumes.  During the first nine months of 2012, the Company has received $6.9 million in dividends from Petrolera compared with $8.4 million during the same period in 2011.  As a result of the current exchange control restrictions that have blocked the ability to move funds out of Argentina at the official rate of exchange, Petrolera has increased capital spending to the extent possible and accelerated repayment of its foreign bank loans.

APCO OIL AND  GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Index

(4)	Exploration Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in Thousands)

Geologic and geophysical costs	$475	$103	$8,578	$526
Dry hole costs	1,898	-	1,898	1,057
Total exploration expense	$2,373	$103	$10,476	$1,583

During the third quarter of 2012, $1.9 million was expensed as dry hole costs related to our Neuquén basin properties.  Of this amount, $1.2 million was classified as exploratory well costs pending the determination of proved reserves as of December 31, 2011. We had exploratory wells in progress of approximately $5.9 million at September 30, 2012, and $4.2 million as of December 31, 2011.

(5)	Other Current Assets

The balance of other current assets consisted of the following:

	September 30,	December 31,
	2012	2011
	(in Thousands)

Prepaid expense	$2,566	$355
Value added tax advances	2,554	1,657
Interest receivable	104	139
Other current assets	392	485
	$5,616	$2,636

(6)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
	(in Thousands)

Taxes other than income	$3,858	$2,424
Payroll and other general and adminstrative expenses	1,142	1,765
Other oil and gas activities	-	106
Other	493	550
	$5,493	$4,845

APCO OIL AND  GAS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Index

(7)	Debt and Banking Arrangements

We have borrowed $8 million under our banking agreement.  Our ability to draw funds from the line of credit under this agreement ended in March 2012.  Borrowings under this facility are unsecured and bear interest at the six-month Libor rate plus three percent per annum. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  Aggregate minimum maturities of our long-term debt are as follows:

(in Thousands)
2012	$0
2013	500
2014	2,500
2015	3,500
2016	1,500
Total	$8,000

(8)	Contingencies

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009, 2010 and 2011.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $915 thousand U.S. dollars).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010. As of September 30, 2012 we have not been notified of any decision related to our appeal.

In the third quarter of 2012, we and our partners in Tierra del Fuego reached agreements with the provincial government to extend the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319.  The ten-year extensions for all three concessions run through August 17, 2026.  The agreements have been signed by us and our partners and representatives of the province.  The agreements will become effective upon legislative approval.

(9)	Subsequent Events

In October we drilled our first and only committed exploration well on the Turpial block. After reaching total depth and logging the Turpial-1 well, our partner decided to commence the relinquishment of its interest in the block.  Initial log interpretations were favorable and Apco continued under sole risk provisions to case and cement the well for testing.  By the end of 2012, we anticipate entering another exploration phase by committing to drill another well and test the Turpial-1 well. Apco will seek to become operator of the block and have a 100 percent interest.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and nine month periods ended September 30, 2012, compared with the same periods ended September 30, 2011, and our financial condition since December 31, 2011. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this document and our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of Three and Nine Months Ended September 30, 2012

During the three and nine month periods ended September 30, 2012, net income attributable to Apco Oil and Gas International Inc. was $10.2 million and $33 million, respectively, compared with $6.1 million and $21.9 million for the comparable periods in 2011.  Increases in net income for the quarter and first nine months of 2012 were primarily a result of the impact from greater oil sales volumes and higher oil sales prices on operating revenues and equity income.  These benefits were partially offset by higher costs and operating expenses, including significantly higher exploration expense.

Net cash provided by operating activities during the first nine months of 2012 was $28.7 million, a decrease of $1.4 million compared with the first nine months of 2011.  We ended the third quarter with cash and cash equivalents of $29 million, or nine percent of total assets.  We believe we have sufficient liquidity and capital resources to fund our ongoing operations and planned capital expenditures during 2012. See additional discussion in Results of Operations and Financial Condition below.

Business Environment in Argentina

The business environment in Argentina continues to be a significant challenge to our business.  Since the presidential election in late 2011, the government has increasingly used foreign-exchange, trade, and capital controls to manage the economic challenges faced by the country.

During 2012, the government has issued numerous decrees to regulate investments and profits and exert its influence in private sector operations in the energy industry.  In the second quarter, executive decree 751/2012 removed all exemptions from taxes and duties previously provided to oil and gas companies operating in the province of Tierra del Fuego through Law 19,640.  As a result of this decree, our operating revenues have decreased and our operations in this province are prospectively subject to Argentine federal income taxes.

Law 26,741 enacted by the Argentine congress on May 4, 2012, authorized the expropriation of YPF and declared the oil and gas industry a matter of public interest.  In July, the government issued executive decree 1277/2012 which introduces important changes to the rules governing Argentina’s oil and gas industry.  The decree  repeals certain articles of deregulation decrees passed during 1989 relating to free marketability of hydrocarbons at negotiated prices, the deregulation of the oil and gas industry, freedom to import and export hydrocarbons and the ability to keep proceeds from export sales in foreign bank accounts. The repeal of these articles appears to formalize certain rules such as price controls and the repatriation of export sales proceeds which has been informally required by the government over the last several years.

In addition the decree creates a governmental strategic planning commission charged with developing investment plans for the country to increase production and reserves and to make Argentina more energy self sufficient. The decree also requires oil and gas companies, refiners and transporters of hydrocarbon products to submit annual investment plans for approval by the commission. The decree empowers the commission to issue fines and sanctions, including concession removal, for companies that do not comply with its requirements.  Finally, the commission is also charged with responsibility for assuring the reasonableness of hydrocarbon prices in the domestic market and that such prices allow companies to generate a reasonable profit margin.

Index

Regulations to implement the decree are pending. Until such regulations are published, we cannot fully assess the impact of this decree on our operations and profitability. The text of this decree authorizes the federal government to enforce stricter controls over the oil and gas industry.  Reaction by the provincial governments and the oil and gas industry may impact the manner in which the implementing regulations are written.

These events could discourage the influx of needed capital in Argentina for oil and gas exploration and development, especially the continued exploration of Argentina’s unconventional potential.

Although we cannot predict the impact of these events on our business, we have historically reinvested most of our earnings into the exploration and development of our properties in Argentina with positive results to both oil and natural gas production and proved reserves. For further discussion, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Economic and Political Environment.”

Colombian Properties

During the third quarter, the Maniceño No.1 discovery well drilled in the Llanos 32 exploration block had a positive impact on operating revenues as the well was put on production in July.  A second exploration well, the Samaria Norte No. 1, successfully tested oil and is waiting on approval to be put on a long term production test of the Guadalupe formation. Apco has a 20 percent working interest in the Llanos 32 block.

In October we drilled our first and only committed exploration well on the Turpial block. After reaching total depth and logging the Turpial-1 well, our partner decided to commence the relinquishment of its interest in the block.  Initial log interpretations were favorable and Apco continued under sole risk provisions to case and cement the well for testing.  By the end of 2012, we anticipate entering another exploration phase by committing to drill another well and test the Turpial-1 well. Apco will seek to become operator of the block and have a 100 percent interest.

 In the Llanos 40 block where Apco has a 50 percent interest, interpretation of the 3D seismic data acquired in the first half of the year is underway.  We plan to initiate drilling operations in this block during 2013.  We have committed to drill four exploration wells in the area by the end of 2014.

Neuquén Basin Properties

During the third quarter and first nine months of 2012, our development drilling and exploration activities in our Neuquén basin properties continued with satisfactory results. During the first nine months of the year we completed and put on production five wells that commenced drilling in 2011.  For our 2012 drilling program, 25 development wells and two exploration wells were spud during the first nine months.  Of these wells, 23 were completed and put on production and four wells were in various stages of drilling or completion at the end of the third quarter.

During the first nine months of the year, we continued exploration efforts to produce from the Vaca Muerta shale.  We performed a fracture stimulation of the shale in an existing well in the Bajada del Palo concession.  We also completed a three-stage fracture stimulation in a well in the southern part of the Coirón Amargo block.  Although the fracture stimulations in both wells resulted in production from the Vaca Muerta, these wells have produced relatively low volumes of oil and, subject to additional evaluation, we have preliminarily concluded that horizontal drilling with significantly larger fracture stimulations will be required to properly evaluate the Vaca Muerta shale.  Results to date are inconclusive as the exploration of the Vaca Muerta in this basin is in the early stages and its productive behavior is not well understood. The significantly larger investments required to properly investigate the Vaca Muerta could cause the development of the shale to be uneconomic given the current political and economic conditions in Argentina.

We plan to commence drilling two more commitment wells in the Coirón Amargo block before the end of 2012.

Index

Tierra del Fuego

In the third quarter, we and our partners in Tierra del Fuego reached agreements with the provincial government to extend the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319. One agreement extends the concession term for the Las Violetas concession. A second agreement extends the concession terms for the Río Cullen and Angostura concessions. The ten-year extensions for all three concessions run through August 17, 2026.  The agreements have been signed by us and our partners and representatives of the province. The agreements will become effective upon legislative approval.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2012, compared with the three and nine months ended September 30, 2011.  Please read this information in conjunction with the Consolidated Statements of Income.

	For the Three Months Ended September 30,
			$ Change	% Change
	2012	2011	from 2011	from 2011
	(in Thousands)

Total revenues	$34,966	$26,170	$8,796	34%
Total costs and operating expenses	27,552	22,207	5,345	24%
Operating income	7,414	3,963	3,451	87%
Investment income	6,363	3,961	2,402	61%
Income taxes	3,533	1,842	1,691	92%
Less: Net income attributable to noncontrolling interests	13	6	7	117%
Net income attributable to Apco	$10,231	$6,076	$4,155	68%

	For the Nine Months Ended September 30,
			$ Change	% Change
	2012	2011	from 2011	from 2011
	(in Thousands)

Total revenues	$98,009	$73,829	$24,180	33%
Total costs and operating expenses (1)	75,827	58,491	$17,336	30%
Operating income	22,182	15,338	6,844	45%
Investment income	21,864	13,337	8,527	64%
Income taxes	11,015	6,717	4,298	64%
Less: Net income attributable to noncontrolling interests	44	23	21	91%
Net income attributable to Apco	$32,987	$21,935	$11,052	50%

(1)	Includes $9 million year-over-year increase in Exploration expense; see below for additional discussion.

Total Revenues

Total revenues for the third quarter of 2012 increased by $8.8 million, or 34 percent compared with third quarter 2011.  For the first nine months of 2012, Total Revenues were greater by $24.2 million, or 33 percent compared with the first nine months of 2011. The following tables and discussion explain the components and variances in operating revenues.

Index

The three and nine-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2012	2011	% Change	2012	2011	% Change
Sales Volumes
Oil (bbls)	402,189	346,312	16%	1,112,338	994,192	12%
Natural Gas (mcf)	1,596,095	1,517,513	5%	4,531,475	4,739,743	-4%
LPG (tons)	2,658	2,979	-11%	7,918	8,453	-6%
Oil, Natural Gas and LPG (boe)	699,396	634,188	10%	1,960,502	1,883,345	4%

Average Sales Prices
Oil (per bbl)	$75.72	$63.35	20%	$74.95	$59.95	25%
Natural Gas (per mcf)	2.28	1.87	22%	2.44	1.97	24%
LPG (per ton)	255.84	271.58	-6%	278.61	306.99	-9%

Revenues ($ in thousands)
Oil revenues	$30,454	$21,938	39%	$83,373	$59,597	40%
Natural Gas revenues	3,646	2,834	29%	11,039	9,344	18%
LPG revenues	680	809	-16%	2,206	2,595	-15%
	$34,780	$25,581	36%	$96,618	$71,536	35%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three and nine-months ended September 30, 2012 and 2011.

	Three Months Ended September 30,

	Oil	Gas	LPG	Total
	(in Thousands)

2011 Sales	$21,938	$2,834	$809	$25,581
Changes due to volumes	4,231	180	(83)	4,328
Changes due to prices	4,285	632	(46)	4,871
2012 Sales	$30,454	$3,646	$680	$34,780

	Nine Months Ended September 30,

	Oil	Gas	LPG	Total
	(in Thousands)

2011 Sales	$59,597	$9,344	$2,595	$71,536
Changes due to volumes	8,855	(507)	(149)	8,199
Changes due to prices	14,921	2,202	(240)	16,883
2012 Sales	$83,373	$11,039	$2,206	$96,618

Index

Oil Revenues

The increase in Oil revenues during the third quarter and first nine months of 2012 is due to higher average oil sales prices and greater sales volumes.  Our average oil sales prices increased by 20 percent compared with third quarter 2011 primarily due to higher price realizations in Argentina.  The combination of declining production in Argentina, increasing gasoline prices and tighter demand for our high-quality crude oil has resulted in higher oil price realizations in the country.  We also experienced a minor but positive impact on oil prices from our first sales revenues generated from our operations in Colombia during the third quarter of 2012. As production from our Colombian operations stabilizes and sales revenues grow in future periods, we expect greater favorable impacts on our oil price realizations because oil prices in Colombia are closer to international prices compared with prices in Argentina.

Successful drilling results in Coirón Amargo and Colombia resulted in an increase in sales volumes of 16 percent for the quarter and 12 percent for the first nine months of 2012. Oil revenues accounted for 87 and 85 percent of total revenues for the three and nine month periods ended September 30, 2012, respectively.

Total Costs and Operating Expenses

During the third quarter of 2012, Total costs and operating expenses increased by $5.3 million compared with third quarter 2011 primarily due to greater exploration expense.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $909 thousand due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina;

•
Taxes other than income increased by $513 thousand.  The increase from third quarter 2011 is due primarily to higher provincial production taxes as a result of higher sales prices and greater operating revenue and is partially offset by the absence of a $972 thousand provincial production tax settlement in third quarter 2011;

•	Depreciation, depletion and amortization expense increased by $1.8 million due to higher depreciation rates and greater volumes (see additional discussion below); and

•	Exploration expense increased by $2.3 million primarily due to dry hole expense from our Neuquén basin properties;

During the first nine months of 2012, Total costs and operating expenses increased by $17.3 million compared with the first nine months of 2011 primarily due to greater production and lifting costs as well as higher exploration expense.  Notable variances for the comparable periods include the following:

•
Production and lifting costs increased by $3.3 million due to greater operation and maintenance expenses related to our Neuquén basin properties.  These increases were driven primarily by the impact of inflation in Argentina;

•
Taxes other than income increased by $2.9 million.  The increase from the first nine months of 2011 is due primarily to higher provincial production taxes as a result of higher sales prices and greater operating revenues and is partially offset by the absence of a one-time $572 thousand expense for Colombian equity tax and a $972 thousand provincial production tax settlement during the first nine months of 2011;

•
Selling and administrative expense increased by $1.6 million due to increased staffing, the effect of inflation on salary and related benefits expense and other administrative costs in our Argentine branch and greater costs from our operators in Argentina;

•	Depreciation, depletion and amortization expense increased by $3.4 million primarily due to higher depreciation rates (see additional discussion below);

Index

•
Exploration expense increased by $8.9 million due to greater exploration activity including 3D seismic acquisition costs in the Llanos 40 block in Colombia and in the Sur Río Deseado Este concession in Argentina and dry hole expense in our Neuqúen basin properties; and

•	Other (income) expense decreased by $2.9 million primarily due to a gain from a farm-out agreement in the Sur Río Deseado Este concession realized in the second quarter of 2012.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three and nine months ended September 30, 2012 and 2011 are shown in the following table:

	Three Months Ended			%	Nine Months Ended			%
	September 30,		Change	Change	September 30,		Change	Change
	2012	2011	from 2011	from 2011	2012	2011	from 2011	from 2011

Consolidated Sales Volumes (Boe)	699,396	634,188	65,208	10%	1,960,502	1,883,345	77,157	4%
DD&A Rate per Boe	$10.21	$8.49	$1.72	20%	$9.30	$7.91	$1.39	18%
DD&A Expense (In thousands)	$7,143	$5,382	$1,761	33%	$18,238	$14,897	$3,341	22%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	(in Thousands)

2011 DD&A	$5,382	$14,897
Changes due to volumes	665	717
Changes due to rates	1,096	2,624
2012 DD&A	$7,143	$18,238

Our DD&A rate increased in the third quarter and first nine months of 2012 compared with the same period in 2011 because in the Río Negro province, where our largest producing field with the largest proved reserves is located, we have been adding less proved reserves per well drilled for calculating DD&A with each year that passes without obtaining the remaining ten-year extension as our proved reserves are limited to the current concession life.  Furthermore, as we develop our most mature fields, proved reserves added per well decrease over time. Additionally, our weighted average DD&A rate increased in 2012 due to a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the third quarter and first nine months of 2011.

We are working to obtain the ten-year concession extension for our properties in Río Negro, and are waiting on legislative approval for our extensions in Tierra del Fuego.  We expect to experience a favorable effect on future DD&A rates if the extensions are obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Index

Investment Income

Total investment income increased by $2.4 million for the third quarter and $8.5 million for first nine months of 2012 compared with the same periods of 2011due to greater Equity income from Argentine investment.  The increase in our equity income for the periods in 2012 is due to higher net income of our equity investee, Petrolera.  The comparative increase in Petrolera’s net income is primarily a result of greater revenues driven by higher oil sales prices and greater sales volumes.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending September 30,
	Three Months		Nine Months

	2012	2011	2012	2011

Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	402,189	346,312	1,112,338	994,192
Gas (Mcf)	1,596,095	1,517,513	4,531,475	4,739,743
LPG (tons)	2,658	2,979	7,918	8,453
Barrels of oil equivalent (Boe)	699,396	634,188	1,960,502	1,883,345
Equity interests (2)
Crude oil and condensate (Bbls)	431,474	407,403	1,257,323	1,166,439
Gas (Mcf)	754,301	653,555	2,178,638	2,113,689
LPG (tons)	2,958	2,726	8,673	8,530
Barrels of oil equivalent (Boe)	591,906	548,323	1,722,209	1,618,815
Total volumes
Crude oil and condensate (Bbls)	833,663	753,715	2,369,661	2,160,631
Gas (Mcf)	2,350,396	2,171,068	6,710,113	6,853,432
LPG (tons)	5,616	5,705	16,591	16,983
Barrels of oil equivalent (Boe)	1,291,302	1,182,510	3,682,712	3,502,160

Total volumes by basin
Neuquén	1,081,211	980,831	3,097,931	2,882,159
Austral	138,766	149,595	425,707	466,785
Llanos	25,985	-	25,985	-
Others	45,339	52,084	133,089	153,216
Barrels of oil equivalent (Boe)	1,291,302	1,182,510	3,682,712	3,502,160

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$75.72	$63.35	$74.95	$59.95
Gas (per Mcf)	2.28	1.87	2.44	1.97
LPG (per ton)	255.84	271.58	278.61	306.99
Equity interests (2)
Oil (per bbl)	$74.83	$63.46	$74.93	$60.11
Gas (per Mcf)	2.44	1.10	2.66	1.67
LPG (per ton)	217.65	247.73	257.96	298.57

Average Production Costs per Boe (3):
Production and lifting cost	$11.46	$11.21	$10.65	$9.36
Taxes other than income	$8.71	$8.80	$9.06	$7.91
DD&A	$10.21	$8.49	$9.30	$7.91

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

Index

Financial Condition

Outlook

Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. Oil price realizations in Argentina have increased gradually since 2009 from approximately $40 per barrel. Since the beginning of 2012, oil prices have stabilized and during the third quarter averaged approximately $75 per barrel. We derive more than 80 percent of our total revenues from the sale of oil. Since the international price of oil has decreased significantly during 2012 and the spread between the price being realized in Argentina and the international price of oil has diminished considerably, we expect our oil prices to remain at current levels or trend downward. Oil price realizations in Argentina continue to be negotiated on a short-term basis.

Dividends received from our equity investee, Petrolera, are a significant contributor to our cash flow generated by operating activities and Petrolera’s cash flows from operations and its ability to pay dividends are also highly sensitive to fluctuations in oil price realizations.  Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, debt and interest payments, and the Argentine government’s foreign exchange control policies.

Inflation in Argentina has been a persistent problem for some time.  In contrast, the Argentine peso has not experienced a commensurate level of devaluation resulting in considerable increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, there is no assurance that operating income generated in Argentina will remain at current levels given that oil prices in Argentina have stabilized during the year, inflation continues at robust levels and the peso has not been allowed to adjust to market conditions.

Since the fourth quarter of 2011, the Argentine government has implemented various regulations restricting access to foreign exchange markets, or the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange for the purpose of depositing funds in foreign accounts. These new restrictions require both Central Bank and AFIP (“Argentina’s Taxing Authority”) approvals that are not currently being given. As a result, the current movement of funds out of Argentina through the Central Bank at the official exchange rate has been stemmed. However, the purchase of foreign currency for the repayment of debt is not limited. For a more detailed explanation refer to the section “Quantitative and Qualitative Disclosures about Market Risks” under the heading “Inflation, Foreign Currency and Operations Risk.”

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

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are the largest contributors to our net cash provided by operating activities. Additionally, in the third quarter of 2012 we began producing oil from our operations in Colombia, creating a source of cash flow outside of Argentina. Although we generally fund our capital programs with internally generated cash flow, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond our ability to fund from operations.

Index

As a result of the current exchange control restrictions that have blocked the ability to move funds out of Argentina at the official rate of exchange, Apco and Petrolera have increased capital spending in Argentina to the extent possible and Petrolera has accelerated repayments of its foreign bank loans. Consequently, we have received fewer dividends from our investment in Petolera during the first nine months of 2012 compared with the same period in 2011.  We continue to operate our business under the assumption that the receipt of dividends abroad from our investment in Petolera will contribute to the funding of our operations outside of Argentina.  If Petrolera’s ability to pay dividends abroad with funds accumulating in Argentina is interrupted, we may need other sources of funding to meet our plans and exploration commitments outside of Argentina.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of September 30, 2012, $9.9 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution.

With our cash and cash equivalents balance at September 30, 2012, of $29 million, or nine percent of total assets, and the ability to generally adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2012.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Nine Months Ended September 30,
	2012	2011
	(in Thousands)
Net cash provided (used) by:
Operating activities	$28,685	$30,118
Investing activities	(41,442)	(30,375)
Financing activities	4,819	217
Decrease in cash and cash equivalents	$(7,938)	$(40)

Operating Activities

Our net cash provided by operating activities totaled $28.7 million for the first nine months of 2012, compared with $30.1 million during the same period in 2011.  The change in cash provided by operating activities was primarily a result of lower dividends from our Argentine investment and greater use of our working capital. See additional discussion of dividends from our Argentine investment in “Financial Condition” and “Liquidity.”

Investing Activities

During the first nine months of 2012, capital expenditures totaled $43 million, most of which was invested in drilling in our Neuquén basin properties including Coirón Amargo, and exploration drilling in Colombia, compared with $26 million of capital expenditures in 2011.  Additionally, we used $1.5 million during the first nine months of 2012 as collateral for lines of credit, compared with $4.4 million used in the same period of 2011.

We also received $3.1 million during the second quarter of 2012 from the execution of a farm-out agreement related to our exploration acreage in the Sur Río Deseado Este concession.

Index

Financing Activities

During the first nine months of 2012, we paid $1.2 million of dividends to shareholders and non-controlling interests, and we received $6 million in borrowings from our banking agreement to fund capital expenditures.

Contractual Obligations

Our contractual obligations have decreased by approximately $25 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, as a result of drilling and exploration activities during the first nine months of 2012.  Additionally, our obligations increased due to our borrowing $6 million under our banking agreement.

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

Furthermore, although our oil prices in Argentina are negotiated and denominated in US dollars, we are paid in pesos.  This could make our oil price realizations sensitive to currency devaluation depending on the manner in which any possible devaluation is implemented by the government.

Inflation, Foreign Currency and Operations Risk

The majority of our operations are located in Argentina.  Historically Argentina has struggled through extended periods of inflation that have eventually led to a sudden devaluation of the Argentine peso similar to what occurred during the Argentine economic crisis of 2001 and 2002.

Since the economic crisis of 2001 and 2002, when the value of the peso was suddenly reduced from an exchange rate of one peso to one US dollar to an exchange rate of three pesos to one US dollar, the Argentine economy has grown at strong rates ranging from five to ten percent annually. However, inflation escalated during this same period at rates ranging from 15 to 30 percent annually over the last several years. As a result of government efforts to support the value of the peso in this environment, the peso’s value has not declined in proportion to the level of inflation thereby substantially increasing the cost of living in Argentina and the US dollar cost of our operations and capital expenditures in the country. Because the peso has not been permitted to devalue in proportion to inflation in the country, there has been, in the recent past, capital flight out of Argentina due to a lack of confidence in the value of the peso at the official exchange rate.

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

An alternative rate of exchange exists which expresses the result of purchasing marketable securities in Argentina in pesos and selling them abroad in foreign currency. As of September 30, 2012, this alternate peso to US dollar exchange rate was quoted at 6.30:1, an indicator that the value of the Argentine peso in the free market is approximately 34 percent below the official rate. The spread between this alternative rate and the official rate of exchange is an indicator that an official devaluation of the Argentine peso may be required at some point.

Index

A devaluation such as the one described above could result in foreign exchange losses to the extent of cash held by us in Argentine pesos and any other net financial working capital denominated in pesos that is reported on our balance sheet at the moment of devaluation.  A devaluation could also lower our product price realizations and reduce our peso denominated costs.

At December 31, 2011, the peso to US dollar official rate of exchange rate was 4.30:1.  At September 30, 2012, the exchange rate was 4.70:1 and our cash balance denominated in Argentine pesos was $6.8 million.  Additionally, Petrolera had a cash balance of approximately $25 million denominated in Argentine pesos as of September 30, 2012.

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

Since the presidential election in late 2011, the government has increasingly used foreign-exchange, trade, and capital controls to manage the economic challenges faced by the country.  During 2012, the government has issued numerous decrees to regulate investments and profits and exert its influence in private sector operations in the energy industry. These actions have created an unpredictable political and business environment in the country.

The stated objective of the Argentine government is to increase oil and natural gas production, both conventional and unconventional, in Argentina through increased investments by YPF. YPF has announced an aggressive multi-year investment plan designed to achieve that objective. It is currently seeking joint venture partners to help fund this program.  As a result of these actions and events, and in spite of the YPF announcement, the share price of YPF and many other public companies with oil and gas interests in Argentina have fallen off precipitously, as have the shares of Apco.

Although we can’t predict the impact of these events on our business, we have historically reinvested most of our earnings into the exploration and development of our properties in Argentina with positive results to both oil and natural gas production and proved reserves.

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

Third Quarter 2012 Changes in Internal Controls

As previously reported in Management’s Report on Internal Control Over Financial Reporting in our Form 10-K, in the third quarter of 2011, we identified a material weakness related to the lack of technical accounting resources to help identify and assess accounting matters and appropriately present and disclose such matters in our consolidated financial statements and related footnotes. We subsequently adopted a plan to remediate the material weakness.  In the third quarter of 2012, we amended the plan to include new controls and procedures related to the preparation and review of financial and non-financial disclosures and financial statement consolidation, presentation and review. We also retained additional accounting personnel and realigned the accounting and financial reporting personnel in our branch offices to report through the financial reporting department in our home office.  Although we believe the steps taken to date, including the implementation of new controls and procedures in the third quarter of 2012, have strengthened our internal controls over financial reporting, as of the end of the third quarter we do not yet have sufficient evidence or instances of control performance to conclude that the steps we have taken would prevent or detect a material misstatement. Therefore, the material weakness still existed at the end of the period covered by this report.

Other than described above, there have been no changes during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls over financial reporting.

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

During the first quarter of 2012, the Argentine government asserted that exploration and production companies operating in Argentina had not invested sufficiently to overcome domestic production declines, thereby leading to reduced levels of oil and natural gas production as well as reductions in oil and natural proved reserves.  On that basis, the federal government expropriated a majority interest in YPF, the largest oil producing company in Argentina.  If the government subjectively determines that we have not sufficiently invested in our properties, they could take action with regard to our concessions before their contract terms expire.  See “Quantitative and Qualitative Disclosures about Market Risk – Economic and Political Environment” in Item 3 of this report.

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

November 8, 2012

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

Index