Form 10-Q
period 2013-03-31
APCO OIL & GAS INTERNATIONAL INC
filed 2013-05-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2013
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” "seeks," “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions.  These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands Except Share Amounts)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,043	$32,669
Accounts receivable	17,666	19,208
Inventory	4,637	4,074
Restricted cash	170	3,749
Other current assets	11,156	4,877
Total current assets	68,672	64,577
Property and Equipment:
Cost, successful efforts method of accounting	325,057	313,323
Accumulated depreciation, depletion and amortization	(165,051)	(157,907)
	160,006	155,416
Argentine investment, equity method	110,783	108,710
Deferred income tax asset	1,211	1,254
Restricted cash	5,170	5,170
Other assets (net of allowance of $474 at March 31, 2013 and $486 at December 31, 2012)	1,569	1,580
Total Assets	$347,411	$336,707
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,612	$13,983
Affiliate payables	2,216	1,764
Accrued liabilities	8,088	7,742
Income taxes payable	5,944	4,647
Total current liabilities	28,860	28,136
Long-term debt	7,500	7,500
Long-term liabilities	4,132	4,095
Contingent liabilities and commitments (Note 9)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,597)	(1,597)
Retained earnings	298,864	288,931
Total shareholders' equity	306,667	296,734
Noncontrolling interests in consolidated subsidiaries	252	242
Total equity	306,919	296,976
Total liabilities and equity	$347,411	$336,707

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three months ended
	March 31,
	2013	2012
REVENUES:
Oil revenues	$27,418	$24,936
Natural gas revenues	4,181	3,738
LPG revenues	572	779
Other	3,108	623
Total revenues	35,279	30,076
COSTS AND OPERATING EXPENSES:
Production and lifting costs	8,865	6,025
Taxes other than income	5,718	5,277
Transportation and storage	613	310
Selling and administrative	3,468	3,036
Depreciation, depletion and amortization	7,161	5,453
Exploration expense	774	5,061
Foreign exchange losses (gains)	351	(460)
Other expense	321	324
Total costs and operating expenses	27,271	25,026
TOTAL OPERATING INCOME	8,008	5,050
INVESTMENT INCOME:
Interest and other income	135	87
Equity income from Argentine investment	5,330	8,251
Total investment income	5,465	8,338
Income before income taxes	13,473	13,388
Income taxes	3,530	3,296
NET INCOME	9,943	10,092
Less: Net income attributable to noncontrolling interests	10	16
Net income attributable to Apco Oil and Gas International Inc.	$9,933	$10,076
OTHER COMPREHENSIVE INCOME:
Comprehensive income attributable to Apco Oil and Gas International Inc.	$9,933	$10,076
Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.34	$0.34
Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441
Cash dividends declared per ordinary share	$—	$0.02
Cash dividends declared per Class A share	$—	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the three month period ended March 31,
(Amounts in Thousands)	2013			2012
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total
Beginning Balance	$296,734	$242	$296,976	$258,409	$229	$258,638
Net income	9,933	10	9,943	10,076	16	10,092
Total comprehensive net income	9,933	10	9,943	10,076	16	10,092
Cash dividends declared	—	—	—	(589)	—	(589)
Dividends and distributions to
noncontrolling interests	—	—	—	—	(2)	(2)
Ending Balance	$306,667	$252	$306,919	$267,896	$243	$268,139

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
(Amounts in Thousands )	March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$9,943	$10,092
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(5,330)	(8,251)
Dividends received from Argentine investment	—	2,938
Deferred income tax expense	3	2
Depreciation, depletion and amortization	7,161	5,453
Provision for loss on property, plant & equipment	632	—
Changes in accounts receivable	1,542	(1,532)
Changes in inventory	(580)	(646)
Changes in other current assets	(3,022)	398
Changes in accounts payable	122	(1,124)
Changes in affiliate payables, net	452	128
Changes in accrued liabilities	(213)	(1,566)
Changes in income taxes payable	1,297	867
Other, including changes in noncurrent assets and liabilities	88	162
Net cash provided by operating activities	12,095	6,921
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(13,300)	(9,387)
Changes in restricted cash	3,579	—
Net cash used in investing activities	(9,721)	(9,387)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	6,000
Dividends paid to noncontrolling interest	—	(2)
Dividends paid	—	(589)
Net cash provided by financing activities	—	5,409
Increase in cash and cash equivalents	2,374	2,943
Cash and cash equivalents at beginning of period	32,669	36,899
Cash and cash equivalents at end of period	$35,043	$39,842
________________________
* Increases to property plant and equipment, net of asset dispositions	$(11,734)	$(16,416)
Provision for loss on PP&E	(632)	—
Changes in related accounts payable	(934)	7,029
Capital expenditures	$(13,300)	$(9,387)

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

Apco began E&P activities in Argentina in the late 1960s, and as of March 31, 2013, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

WPX Energy, Inc. (“WPX”), an independent exploration and production company with operations primarily in North America, owns 68.96 percent of our aggregate Class A and ordinary shares.  We are managed by employees of WPX, and all of our executive officers and three of our directors are employees of WPX. Pursuant to an administrative services agreement, WPX Energy provides us with administrative, legal, and management services, as well as office space.  We have branch offices in Buenos Aires, Argentina and Bogotá, Colombia. These offices are staffed by employees of Apco and/or contractors retained by us.

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

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In our opinion, all normal recurring adjustments have been made to present fairly the results of the three-month period ended March 31, 2013 and 2012.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Other Revenues - Government Tax Credit Certificates

Apco is eligible to earn producer export tax credit certificates as a result of our oil and gas producing activities in Argentina, where the government created various hydrocarbon subsidy programs to promote increased oil production and reserves. The programs grant qualifying companies economic benefits in the form of tax credit certificates which can be utilized to offset export taxes on hydrocarbon exports or can be transferred to third parties at face value. Realized and unrealized gains from these certificates are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 10 for additional discussion about these programs.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Restricted Cash

At March 31, 2013, we had $5.3 million of restricted cash which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire on various dates in 2014 and 2015. As of December 31, 2012, a total of $8.9 million was used as collateral for letters of credit and was considered restricted cash.

Inventory Valuation

Our inventory includes hydrocarbons of $1.1 million at March 31, 2013, and $1.1 million at December 31, 2012, which are accounted for at production cost, and spare-parts materials of $3.5 million at March 31, 2013 and $3.0 million at December 31, 2012, which are accounted for at cost.

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

Oil and gas properties are depreciated over their concession lives using the units of production method based on proved and proved developed reserves. Our proved reserves are limited to the concession life even though a concession’s term may be extended for ten years based on terms to be agreed with the Argentine government.  Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years.

We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable. Typical indicators of a possible impairment include declining oil and gas prices, unfavorable revisions to our reserve estimates, drilling results, or future drilling plans. Depending upon the results of future exploration activities, we could determine that certain properties need to be impaired as we drill and evaluate those areas.  For example, see discussion in Note 5 about our exploratory wells in progress and wells pending the determination of proved reserves.

Nonmonetary Transactions

We account for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first three months of 2013 and 2012, we delivered a volume of our oil and natural gas to third parties to satisfy a portion of our provincial production tax obligation.  The crude oil inventory and natural gas that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $257 thousand in oil and natural gas revenues and taxes other than income as a result of this transaction in the first three months of 2013, and $604 thousand in the first three months of 2012.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  We adopted the requirements of ASU 2013-02 in our consolidated financial statements for the quarter ended March 31, 2013. The adoption of ASU 2013-02 had no impact on the our consolidated financial statements.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(2)	Income Taxes

We recorded expenses for income taxes as presented in the following table:

	Three months ended March 31,
	(in Thousands)
	2013	2012
Income taxes:
Current	$3,527	$3,294
Deferred	3	2
Income tax expense	$3,530	$3,296

We are domiciled in the Cayman Islands where the income tax rate is zero.  However, we are required to pay income taxes in Argentina and in Colombia.  We currently pay income tax only in Argentina where most of our oil and gas income generating activities are presently located. Equity income from our investment in Petrolera is recorded on an after tax basis. We have incurred tax losses related to exploration and production activity in Colombia. We have not recorded any benefit to income tax expense for these losses since there is uncertainty about when, if ever, our activities in Colombia will generate sufficient taxable income in Colombia to realize the benefit from these tax losses.

The effective income tax rate for the three-month periods ended March 31, 2013 and 2012 is lower than the statutory rate in Argentina due primarily to our equity income from Argentine investment in Petrolera partially offset by losses in Colombia for which no tax benefit has been recorded.

As of March 31, 2013 and December 31, 2012, we had no unrecognized tax benefits or reserve for uncertain tax positions.

Our policy is to recognize tax related interest and penalties as interest and other expense, respectively. The statute of limitations for income tax audits in Argentina is six years, and begins on December 31 in the year in which the tax return is filed, therefore the tax years 2006 through 2012 remain open to examination.

(3)	Investment in Petrolera Entre Lomas S.A.

As described in Note 1, we use the equity method to account for our 40.72 percent investment in Petrolera. Petrolera’s only business is its operatorship and 73.15 percent interest in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit.

Under the equity method of accounting, our share of net income (loss) from Petrolera is reflected as an increase (decrease) in our investment account and is also recorded as equity income (loss) from Argentine investment. Dividends from Petrolera are recorded as reductions of our investment.

The carrying amount of our investment in Petrolera is greater than our proportionate share of Petrolera’s net equity by $717 thousand.  The reasons for this basis difference are: (i) goodwill recognized on our acquisition of additional Petrolera shares in 2002 and 2003; (ii) certain costs expensed by Petrolera but capitalized by us; (iii) recognition of a provision for a doubtful account associated with a receivable held by Petrolera; and (iv) a difference from periods prior to 1991 when we accounted for our interest in Petrolera under the cost recovery method, which will be recognized upon full recovery of our investment.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(in Thousands)
Current assets	$98,202	$84,435
Non current assets	277,585	282,497
Current liabilities	74,033	72,164
Non current liabilities	31,015	30,105

Included in Petrolera’s current assets as of March 31, 2013, is approximately $38 million of cash denominated in Argentine pesos.

Petrolera’s results of operations for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
	(in Thousands)
Revenues	$74,041	$78,359
Expenses other than income taxes	52,778	47,134
Net income	13,062	20,221

The comparative decrease in Petrolera’s net income for the three-month period in 2013 is primarily a result of lower revenues driven by lower volumes and greater operating costs.  Petrolera declared a dividend of $16.4 million pesos net to Apco (approximately $3.2 million US dollars at March 31, 2013) during the first quarter of 2013. The payment of this dividend was pending Central Bank and AFIP (Argentina's tax authority) approval per exchange control restrictions as of the end of the quarter, and was recorded in our other current assets accordingly. Consequently, during the first three months of 2013, we did not receive any dividends from Petrolera compared with $2.9 million during the same period in 2012.

(4)	Exploration Expense

	Three Months Ended March 31,
	2013	2012
	(in Thousands)
Geologic and geophysical costs	$142	$5,061
Dry hole costs	632	—
Total exploration expense	$774	$5,061

Our geologic and geophysical costs primarily consist of the acquisition cost of 3D or 2D seismic information. Our dry hole costs are related to the impairment or expensing of unsuccessful exploratory wells or well re-completions of an exploratory nature. During the first quarter of 2013, $632 thousand was expensed as dry hole costs related to our Colombian operations.

(5)	Exploratory Wells and Exploratory Well Costs Pending the Determination of Proved Reserves

We had exploratory wells in progress of approximately $9.8 million at March 31, 2013, and $6.1 million as of December 31, 2012. If the exploratory wells are determined to be productive, the appropriate related costs will be transferred to

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

proved oil and gas properties.  Included in the balance of exploratory wells in progress are certain exploratory wells that have been drilled but are pending the determination of proved reserves. The amount of exploratory wells pending the determination of proved reserves was $8.5 million as of March 31, 2013, representing an increase due to additions of approximately $3.9 million during the first quarter of 2013 compared with the balance of $4.6 million as of December 31, 2012. The balance as of March 31, 2013, includes costs of three wells that have been capitalized for less than one year, and costs of $2.4 million for one well that has been capitalized for greater than one year. We have firm plans and contractual commitments including the drilling of additional exploratory wells or fracture stimulations during 2013 to assess the reserves related to this well and their potential development.

In addition to the wells mentioned above, we had capitalized exploratory drilling costs net to our equity interest (which is presented on an after tax basis) pending the determination of proved reserves of approximately $1.3 million as of March 31, 2013, compared with $795 thousand as of December 31, 2012.

(6)	Other Current Assets

The balance of other current assets consisted of the following:

	March 31, 2013	December 31, 2012
	(in Thousands)
Prepaid expense	$1,404	$1,415
Dividend receivable	3,206	—
Value added tax advances	2,951	2,327
Hydrocarbon subsidy receivable	2,150	—
Advances with joint venture partners	281	356
Interest receivable	95	105
Other current assets	1,069	674
	$11,156	$4,877

(7)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(in Thousands)
Taxes other than income	$2,653	$2,870
Payroll and other general and administrative expenses	1,979	2,205
Advances from joint venture partners	2,038	1,425
Current portion of long-term debt	500	500
Other	918	742
	$8,088	$7,742

(8)	Debt and Banking Arrangements

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

Aggregate minimum maturities of our long-term debt are as follows:

(in Thousands)
2013	$500
2014	2,500
2015	3,500
2016	1,500
Total	$8,000

(9)	Contingencies

In the third quarter of 2012, we and our partners in Tierra del Fuego reached agreements with the provincial government to extend the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319.  The ten-year extensions for all three concessions run through August 17, 2026.  The agreements have been signed by us and our partners and representatives of the province.  The agreements will become effective upon legislative approval, which is still pending as of March 31, 2013.

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009 and 2010.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $840 thousand U.S. dollars).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010. As of March 31, 2013 we have not been notified of any decision related to our appeal.

(10)	Fair Value Measurements

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

Our Level 3 measurements consist of financial instruments related to benefits from the Argentine government hydrocarbon subsidy program known as Oil Plus. We are eligible to earn producer export tax credit certificates based on production and reserve replacement measurements as provided by government regulations. We apply for the certificates and receive them at the discretion of the government. The certificates can be utilized to offset export taxes on hydrocarbon exports from our direct joint venture interests or can be transferred to third parties at face value.

 In February 2012, the Argentine government suspended benefits under the Oil Plus program and ceased granting subsidies to producers. Consequently, we did not realize any benefit from this program in 2012 and we considered all of our unused certificates to be unrealizable as of December 31, 2012.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

In early 2013, the government altered its regulations to allow smaller producing companies to resume receiving benefits from the program. Consequently, certain third parties of ours were allowed to utilize tax certificates that had originally been granted to us and we realized $2.9 million during the three month period ended March 31, 2013.  Realized and unrealized gains from the benefits of these programs included in Income before income taxes are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income.

As of March 31, 2013, our fair value estimate of financial instruments related to hydrocarbon subsidies is zero. Our estimate is based on a market approach and considers various market participant assumptions, including various levels of required governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized since we are only able to export a limited amount of our production, the legal requirement to transfer the certificates to other parties at nominal value and the expected duration of the government export tax regime and subsidy programs based on current factors.

(11)	Subsequent Events

In the second quarter of 2013, we executed a farm-out agreement under which we will assign a portion of our working interest in one of our Colombian properties subject to governmental approval. Terms of the agreement include a reimbursement of past seismic and drilling costs incurred by us for approximately $8.4 million and a carry of future exploration investments. During the second quarter we expect to record a recovery of unproved capitalized costs associated with the farm-out of approximately $4.8 million and a gain of $3.6 million for costs previously recorded as exploration expense.

Additionally, in April Petrolera received approval to pay a portion of our dividend receivable. Petrolera used approximately $5.2 million pesos to pay $1.0 million US dollars of the dividend. We also collected $2.2 million of hydrocarbon subsidy receivable. Both of these items were recorded in other current assets as of March 31, 2013.

Also in April, the government allowed a third party to utilize an additional $2.4 million of tax certificates that had originally been granted to Apco, and we transferred an additional $3.5 million of tax certificates to a third party. We believe there is significant uncertainty related to realization of the transferred certificates and we cannot predict if we will realize any additional benefits from this program.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three-month period ended March 31, 2013, compared with the same period ended March 31, 2012, and our financial condition since December 31, 2012. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this document and our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of Three Months Ended March 31, 2013

During the first quarter of 2013, net income attributable to Apco Oil and Gas International Inc. was $9.9 million compared with $10.1 million for the first quarter of 2012.  Net income was slightly lower quarter-to-quarter as the benefits of higher operating revenues were more than offset by the combination of greater operating expenses, lower equity income and higher income tax expense.

Since the beginning of 2012, oil prices in Argentina have stabilized at approximately $75 per barrel. In April of 2013, the government froze gasoline prices for six months, which we expect will limit our oil prices at current levels throughout 2013. Inflation in Argentina has been a persistent problem for some time.  In contrast, the Argentine peso has not experienced a commensurate level of devaluation resulting in considerable increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, the combination of flat oil prices and inflation in Argentina without peso devaluation has resulted in lower operating margins and lower operating income generated in Argentina for both Apco and Petrolera.

Net cash provided by operating activities during the first three months of 2013 was $12.1 million, an increase of $5.2 million compared with the first three months of 2012.  We ended the first quarter with cash and cash equivalents of $35 million, or ten percent of total assets.  We believe we have sufficient liquidity and capital resources to fund our ongoing operations and planned capital expenditures during 2013.

See additional discussion about these items in Results of Operations and Financial Condition below.

Neuquén Basin Properties

Our drilling activities in our Neuquén basin properties continued during the first quarter including four development and two exploration wells drilled. However, our 2013 development drilling campaign is behind schedule due to the longer than anticipated time required to drill exploration wells during the quarter. One of the exploration wells completed is an exploration discovery in our Agua Amarga exploration permit. The other exploratory well was drilled in our exploration permit of Coirón Amargo and was put on a natural-flow production test from the Tordillo formation. Production from this well has been modest and plans to stimulate the well and its economic recoverability are under evaluation. We have incurred approximately $2.5 million for this well as of March 31, 2013. At the end of the quarter, an additional four development wells were in various stages of drilling or completion.

Colombian Properties

During the first quarter, we drilled two wells in the Llanos 32 block. The first well, the Bandola #1, was drilled near the Maniceño discovery drilled in 2012. The well was completed in April and put on production from the Mirador formation at a natural flow rate of 2,600 gross barrels of oil per day. The second well, the Llanita #1, was drilled on a prospect in the southern half of the block. After evaluating electric logs from the well, we determined that the well could not economically produce hydrocarbons and did not participate in casing operations to further investigate the well. We recorded dry hole expense of $632 thousand for costs incurred for this well as of March 31, 2013. We have a 20 percent working interest in the Llanos 32 block.

Concession Contracts in Argentina

The concession terms for the portion of the Entre Lomas concession located in Río Negro and for our Tierra del Fuego concessions currently end in 2016.  Approximately one half of the Entre Lomas concession, including our largest producing field, is located in the province of Río Negro.  The primary terms of the concessions can be extended for ten years based on terms to be agreed with the government. The requirements for extension generally include the negotiation of a cash bonus payment, an increase to provincial production taxes, and a future expenditure program.  In March of 2013, the province of Río Negro began the official process to conduct the extension negotiations. We expect to obtain all required approvals during 2013. Our extension agreements signed with the province of Tierra del Fuego in 2012 are still pending legislative approval, which we also expect to obtain in 2013.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2013, compared with the three months ended March 31, 2012.  Please read this information in conjunction with the Consolidated Statements of Income and Comprehensive Income.

	For the Three Months Ended March 31,
	2013	2012	$ Change from 2012	% Change from 2012
	(in Thousands)
Total revenues	$35,279	$30,076	$5,203	17%
Total costs and operating expenses	27,271	25,026	2,245	9%
Operating income	8,008	5,050	2,958	59%
Investment income	5,465	8,338	(2,873)	(34)%
Income taxes	3,530	3,296	234	7%
Less: Net income attributable to noncontrolling interests	10	16	(6)	(38)%
Net income attributable to Apco	$9,933	$10,076	$(143)	(1)%

Total Revenues

Total revenues for the first quarter of 2013 increased by $5.2 million, or 17 percent compared with first quarter of 2012.  The quarter-over-quarter increase is due to the combination of higher product sales revenues driven by the impact of our Colombian operations and higher other operating revenues. The first quarter of 2013 included the positive impact of benefits from the Oil Plus hydrocarbon subsidy program in Argentina. Absent the impact of these benefits, we estimate that Total revenues - including Other revenues - would have increased by approximately eight percent. Subsequent to the end of the first quarter, we realized another $2.4 million of revenues from the subsidy program. We have approximately $3.5 million of additional government tax credit certificates issued by the government but we cannot predict if they will be allowed to be utilized in the future. The following tables and discussion explain the components and variances in operating revenues.

Index

The three month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three months ended March 31,
	2013	2012	% Change
Sales Volumes
Oil (bbls)	359,248	335,293	7%
Natural Gas (mcf)	1,360,096	1,468,611	(7)%
LPG (tons)	2,499	2,741	(9)%
Oil, Natural Gas and LPG (boe)	615,257	612,228	—%

Average Sales Prices
Oil (per bbl)	$76.32	$74.37	3%
Natural Gas (per mcf)	3.07	2.55	21%
LPG (per ton)	228.70	284.20	(20)%

Revenues ($ in thousands)
Oil revenues	$27,418	$24,936	10%
Natural Gas revenues	4,181	3,738	12%
LPG revenues	572	779	(27)%
	$32,171	$29,453	9%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues between the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	Oil	Gas	LPG	Total
	(in Thousands)
2012 Sales	$24,936	$3,738	$779	$29,453
Changes due to volumes	1,828	(334)	(55)	1,439
Changes due to prices	654	777	(152)	1,279
2013 Sales	$27,418	$4,181	$572	$32,171

Oil Revenues

The ten percent increase in Oil revenues during the first quarter of 2013 is primarily due to greater sales volumes and slightly higher oil prices.  The quarter-over-quarter increase in oil volumes and prices is primarily attributable to the positive impact of our Colombian operations. Although the change in total sales volumes on a barrel of equivalent basis was flat during first quarter 2013 compared with first quarter 2012, the relative value of the increase in oil revenues due to higher volumes more than offset the lower revenues from decreased natural gas and LPG volumes.

Other Revenues

During the first quarter of 2013, Other revenues increased by $2.5 million compared with the first quarter of 2012. The increase is due to the utilization of government tax credit certificates in Argentina from the Oil Plus hydrocarbon subsidy program. For further explanation regarding the hydrocarbon subsidy programs, see "MD&A - Oil and Natural Gas marketing - Hydrocarbon Subsidy Programs" in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

Total Costs and Operating Expenses

During the first quarter of 2013, Total costs and operating expenses increased by $2.2 million compared with first quarter 2012 primarily due to greater production and lifting costs and depreciation, depletion and amortization expense, partially offset by lower exploration expense.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $2.8 million due to the impact of inflation in Argentina on our operations, increased costs associated with the growth of our operations in Coirón Amargo, and the impact of our Colombian operations which did not begin to incur operating costs until production began in the third quarter of 2012. Additionally, we incurred significant off-site water disposal costs in Colombia during the first quarter of 2013 due to down time associated with our Maniceño water-injection well;

•	Depreciation, depletion and amortization expense increased by $1.7 million due primarily to higher depreciation rates (see additional discussion below);

•	Exploration expense decreased by $4.3 million due to lower exploration activity in 2013 compared with 2012; and

•
Foreign exchange loss (gains) increased by $811 thousand compared to the same period in 2012. During the first quarter of 2012, exchanges losses in Argentina were more than offset by exchange gains in Colombia. We did not experience any exchange gains in Colombia to offset the exchange losses in Argentina during the first quarter of 2013.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties between the three months ended March 31, 2013 and 2012 are shown in the following table:

	Three months ended March 31,		Change from 2012	% Change from 2012
	2013	2012
Consolidated Sales Volumes (Boe)	615,257	612,228	3,029	—%
DD&A Rate per Boe	$11.53	$8.88	$2.65	30%
DD&A Expense (In thousands)	$7,092	$5,437	$1,655	30%

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates between the three months ended March 31, 2013 and 2012:

Three months ended March 31,
(in Thousands)
2012 DD&A	$5,437
Changes due to volumes	36
Changes due to rates	1,619
2013 DD&A	$7,092

Our weighted average DD&A rate increased in the first quarter of 2013 compared with the same period in 2012 due to the impact of a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the first quarter of 2012.

We are working to obtain the ten-year concession extension for our properties in Río Negro, and are waiting on legislative approval for our extensions in Tierra del Fuego.  We expect to experience a favorable effect on future DD&A rates if the extensions are obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Index

Investment Income

Total investment income decreased by $2.9 million for the first three months of 2013 compared with the same periods of 2012 due to lower Equity income from Argentine investment.  The decrease in our equity income for the period in 2013 is due to lower net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is primarily a result of lower revenues driven by lower sales volumes, flat oil prices, increases in production and lifting costs and greater depreciation, depletion and amortization expense.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending March 31,
	Three Months
	2013	2012
Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	359,248	335,293
Gas (Mcf)	1,360,096	1,468,611
LPG (tons)	2,499	2,741
Barrels of oil equivalent (Boe)	615,257	612,228
Equity interests (2)
Crude oil and condensate (Bbls)	369,141	392,604
Gas (Mcf)	556,363	709,246
LPG (tons)	2,697	2,839
Barrels of oil equivalent (Boe)	493,517	544,127
Total volumes
Crude oil and condensate (Bbls)	728,389	727,897
Gas (Mcf)	1,916,459	2,177,858
LPG (tons)	5,196	5,580
Barrels of oil equivalent (Boe)	1,108,774	1,156,355

Total volumes by basin
Neuquén	897,715	970,212
Austral	153,625	140,974
Llanos	22,434	—
Others	35,000	45,169
Barrels of oil equivalent (Boe)	1,108,774	1,156,355

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$76.32	$74.37
Gas (per Mcf)	3.07	2.55
LPG (per ton)	228.70	284.20
Equity interests (2)
Oil (per bbl)	$74.94	$74.81
Gas (per Mcf)	3.38	2.75
LPG (per ton)	206.63	280.73
Average Production Costs per Boe (3):
Production and lifting cost	$14.41	$9.84
Taxes other than income	$9.29	$8.62
DD&A	$11.53	$8.88
 (1) Volumes presented in the above table have not been reduced by the approximately 12 to 18.5 percent provincial production tax that we accounted for as an expense.
(2) The equity interest presented above reflects our interest in our equity investee's sales volumes and prices. The revenues resulting from the equity interest sales volumes and prices are not consolidated within our revenues. See our consolidated financial statements and Note 1-Basis of Presentation and Summary of Accounting Policies and Note 3-Investment in Petrolera

Index

Entre Lomas S.A. to our consolidated financial statement in Item 1 of this report for additional explanation of the equity method of accounting for our investment in Petrolera.
(3) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“Boe”).  Six Mcf of gas are equivalent to one Boe and one ton of LPG is equivalent to 11.735 Boes.

Financial Condition

Outlook

Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. We derive more than 80 percent of our total product revenues from the sale of oil. Oil price realizations for crude produced and sold in Argentina are significantly influenced by Argentine governmental actions. Since the beginning of 2012, oil prices in Argentina have stabilized at approximately $75 per barrel. In April of 2013, the government froze gasoline prices for six months, which we expect will limit our oil prices to current levels throughout 2013. Oil price realizations in Argentina continue to be negotiated on a short-term basis.

Inflation in Argentina has been a persistent problem for some time.  In contrast, the Argentine peso has not experienced a commensurate level of devaluation resulting in considerable increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, the combination of flat oil prices mentioned above and inflation in Argentina without a commensurate level of peso devaluation has resulted in lower operating margins and lower operating income generated in Argentina for both Apco and Petrolera.

In addition, dividends received from our equity investee, Petrolera, are a significant contributor to our cash flow generated by operating activities. Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, debt and interest payments, and the Argentine government’s foreign exchange control policies.

Since the fourth quarter of 2011, the Argentine government has implemented various regulations restricting access to foreign exchange markets, or the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange for the purpose of depositing funds in foreign accounts. These new restrictions require both Central Bank and AFIP (Argentina’s taxing authority) approvals. As a result, the current movement of funds out of Argentina through the Central Bank at the official exchange rate has been obstructed. In the first quarter of 2013, Petrolera declared a dividend of $16.4 million pesos net to Apco (or approximately $3.2 million US dollars). Subsequent to the end of the quarter, Petrolera received approval to pay a portion of the dividend. In April, Petrolera used approximately $5.2 million pesos to pay $1.0 million US dollars of the dividend to Apco. For additional discussion about the government's regulations, see "Quantitative and Qualitative Disclosures about Market Risk-Inflation, Foreign Currency and Operations Risk" in Item 3 of this report.

In the second quarter of 2013, we executed a farm-out agreement under which we will assign a portion of our working interest in one of our Colombian properties subject to governmental approval. The terms of the agreement include a reimbursement of past seismic and drilling costs incurred by us for approximately $8.4 million and a carry of future exploration investments. Consequently, our original planned capital expenditure budget of $66 million for 2013 was reduced by $5 million.

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

As a result of the current exchange control restrictions that have obstructed the ability to move funds out of Argentina at the official rate of exchange, we have received fewer dividends from our investment in Petrolera during the last 12 months, and

Index

none during the first quarter of 2013.  We continue to operate our business under the assumption that the receipt of dividends abroad from our investment in Petrolera will contribute to the funding of our operations outside of Argentina.  However, because of the current regulatory environment, the receipt of dividends abroad from our investment in Petrolera may not be a reliable source of funding for our operations outside of Argentina in the near term, and consequently we may need other sources of funding, including drawing down our existing cash reserves or farm-outs, to meet our plans and exploration commitments outside of Argentina.

With our cash and cash equivalents balance at March 31, 2013, of $35.0 million, or ten percent of total assets, and the ability to generally adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2013.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of March 31, 2013, $5.3 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Three months ended March 31,
	2013	2012
	(in Thousands)
Net cash provided (used) by:
Operating activities	$12,095	$6,921
Investing activities	(9,721)	(9,387)
Financing activities	—	5,409
Increase in cash and cash equivalents	$2,374	$2,943

Operating Activities

Our net cash provided by operating activities totaled $12.1 million for the first three months of 2013, compared with $6.9 million during the same period in 2012.  The increase in cash provided by operating activities compared to the same period in 2012 was primarily due to the positive impact of our operations in Colombia, and lower exploration activity including the acquisition of 3D seismic information in the first three months of 2013 compared with the same period of 2012. These positive variances were partially offset by lower dividends from our Argentine investment. See additional discussion of dividends from our Argentine investment in “Financial Condition” and “Liquidity.”

Investing Activities

During the first three months of 2013, capital expenditures totaled $13.3 million, most of which was invested in drilling in our Neuquén basin properties and exploration drilling in Colombia, compared with $9.4 million of capital expenditures in 2012.  Additionally, we received $3.6 million during the first three months of 2013 as a return of collateral previously used for letters of credit, compared with none during the same period of 2012.

Financing Activities

During the first three months of 2013, we paid no dividends to shareholders and non-controlling interests compared with $591 thousand during the same period in 2012, and we had no bank borrowings in 2013 compared with $6 million in borrowings from our banking agreement during the same period in 2012.

Contractual Obligations

Index

Our contractual obligations have decreased by approximately $10.8 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, as a result of drilling and exploration activities during the first three months of 2013 and the farm-out of a portion of our working interest in one of our Colombian properties in the second quarter of 2013.

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

In October of 2011 and July of 2012, the government implemented regulations restricting access to foreign exchange markets, including the purchase of foreign currency (US dollars) through the Central Bank of Argentina at the official rate of exchange. These regulations were augmented by formal and informal restrictions including approvals from both the Central Bank and AFIP.  As a result, movement of funds out of Argentina through the Central Bank at the official exchange rate has been obstructed. The purchase of foreign currency for transactions such as the repayment of debt is not limited. Companies that are generating free cash flow find themselves accumulating local currency in Argentina.

An alternative way for companies to send money out of Argentina exists and consists of purchasing marketable securities in Argentina with pesos and selling them abroad in foreign currency. As of March 31, 2013, the implicit exchange rate derived from this type of transaction was approximatly 64 percent above the official exchange rate. The resulting spread between such implicit exchange rate and the official rate of exchange could be an indicator that an official devaluation of the Argentine peso may be required at some point.

A devaluation of the Argentine peso could result in foreign exchange losses to the extent of net monetary assets held by us in Argentine pesos that are translated on the balance sheet at the closing exchange rate.  A devaluation could also lower our product price realizations and reduce our peso-denominated costs. Although we cannot predict the outcome of any future peso devaluation, a devaluation could have a negative impact on our results of operations.

At December 31, 2012, the peso to US dollar official rate of exchange rate was 4.92:1.  At March 31, 2013, the official exchange rate was 5.13:1 and our net monetary assets denominated in Argentine pesos was $5.3 million.  Additionally, Petrolera had a balance of net monetary assets denominated in pesos of approximately $4.7 million as of March 31, 2013.

Index

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

Since the presidential election in late 2011, the government has increasingly used foreign-exchange, trade, price and capital controls to manage the economic challenges faced by the country.  During 2012, the government issued numerous decrees to regulate investments and profits and exert its influence in private sector operations in the energy industry, including the expropriation of 51 percent of the shares of YPF from Repsol. These actions have created an unpredictable political and business environment in the country. During 2013, the government has frozen supermarket and gasoline prices, and has proposed legislation to alter the judiciary assignment process.

The stated objective of the Argentine government is to increase both conventional and unconventional oil and natural gas production in Argentina through increased investments by YPF, now majority owned by the Argentine government. YPF has announced an aggressive multi-year investment plan designed to achieve that objective and various potential joint venture partnerships to help fund this program. In addition, in 2013 the government announced the creation of a trust fund of up to $2.0 billion for financing oil and gas companies in which the government has an equity interest. As a result of these actions and events, and in spite of the YPF announcement, the share price of YPF and many other public companies with oil and gas interests in Argentina have fallen off precipitously, as have the shares of Apco.

Although we cannot predict the impact of these events on our business, we have historically reinvested most of our earnings into the exploration and development of our properties in Argentina with positive results to both oil and natural gas production and proved reserves.

Index

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (“Disclosure Controls”) or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

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

First-Quarter 2013 Changes in Internal Controls

There have been no changes during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The additional information called for by this item is provided in Note 9-Contingencies to our consolidated financial statements in Part I, Item 1 of this report, which information is incorporated by reference into this item.

Item 1A.  Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed.

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

10.1 – Amended and Restated Administrative Services Agreement, dated May 7, 2013, between Apco Oil and Gas International Inc. and WPX Energy, Inc.*

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

APCO OIL AND GAS INTERNATIONAL INC.
(Registrant)

By:      /s/ Benjamin A. Holman
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

May 7, 2013

Index

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Memorandum of Association of Apco Oil and Gas International Inc., as amended, (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007).

3.2	Articles of Association of Apco Oil and Gas International Inc. as amended, (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011).

4.1	Specimen Ordinary Share Certificate of Apco Oil and Gas International Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009).

10.1	Amended and Restated Administrative Services Agreement, dated May 7, 2013, between Apco Oil and Gas International Inc. and WPX Energy, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.**

101 .INS	XBRL Instance Document**

101 .SCH	XBRL Schema Document**

101 .CAL	XBRL Calculation Linkbase Document**

101 .LAB	XBRL Label Linkbase Document**

101 .PRE	XBRL Presentation Linkbase Document**

101 .DEF	XBRL Definition Linkbase Document**
_____________________

* Filed herewith.
** Furnished herewith.