Form 10-Q
period 2013-06-30
APCO OIL & GAS INTERNATIONAL INC
filed 2013-08-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2013
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

•
Inflation, interest rates, fluctuation in foreign currency exchange rates, tax rate changes, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$45,735	$32,669
Accounts receivable	18,879	19,208
Inventory	5,243	4,074
Restricted cash	340	3,749
Other current assets	10,230	4,877
Total current assets	80,427	64,577
Property and Equipment:
Cost, successful efforts method of accounting	328,453	313,323
Accumulated depreciation, depletion and amortization	(174,410)	(157,907)
	154,043	155,416
Argentine investment, equity method	116,775	108,710
Deferred income tax asset	1,134	1,254
Restricted cash	5,000	5,170
Other assets (net of allowance of $452 at June 30, 2013 and $486 at December 31, 2012)	1,024	1,580
Total Assets	$358,403	$336,707
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,895	$13,983
Affiliate payables	1,231	1,764
Accrued liabilities	7,032	7,742
Income taxes payable	4,607	4,647
Total current liabilities	26,765	28,136
Long-term debt	7,000	7,500
Long-term liabilities	4,187	4,095
Contingent liabilities and commitments (Note 9)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,597)	(1,597)
Retained earnings	312,384	288,931
Total shareholders' equity	320,187	296,734
Noncontrolling interests in consolidated subsidiaries	264	242
Total equity	320,451	296,976
Total liabilities and equity	$358,403	$336,707

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Oil revenues	$30,809	$27,983	$58,227	$52,919
Natural gas revenues	4,265	3,655	8,446	7,393
LPG revenues	553	747	1,125	1,526
Other revenues	6,163	582	9,271	1,205
Total revenues	41,790	32,967	77,069	63,043
COSTS AND OPERATING EXPENSES:
Production and lifting costs	8,557	6,843	17,422	12,868
Taxes other than income	6,026	6,393	11,744	11,670
Transportation and storage	1,030	302	1,643	612
Selling and administrative	3,996	3,051	7,464	6,087
Depreciation, depletion and amortization	9,477	5,703	16,638	11,156
Exploration expense	3,449	3,042	4,223	8,103
Foreign exchange losses (gains)	856	206	1,207	(254)
Other expense (income)	(3,536)	(2,291)	(3,215)	(1,967)
Total costs and operating expenses	29,855	23,249	57,126	48,275
TOTAL OPERATING INCOME	11,935	9,718	19,943	14,768
INVESTMENT INCOME:
Interest and other income (expense)	129	(219)	264	(132)
Equity income from Argentine investment	5,993	7,382	11,323	15,633
Total investment income	6,122	7,163	11,587	15,501
Income before income taxes	18,057	16,881	31,530	30,269
Income taxes	4,525	4,186	8,055	7,482
NET INCOME	13,532	12,695	23,475	22,787
Less: Net income attributable to noncontrolling interests	12	15	22	31
Net income attributable to Apco Oil and Gas International Inc.	$13,520	$12,680	$23,453	$22,756
OTHER COMPREHENSIVE INCOME:
Comprehensive income attributable to Apco Oil and Gas International Inc.	$13,520	$12,680	$23,453	$22,756
Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.46	$0.43	$0.80	$0.77
Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441
Cash dividends declared per ordinary share	$—	$—	$—	$0.02
Cash dividends declared per Class A share	$—	$—	$—	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Six Month Period Ended June 30,
(Amounts in Thousands)	2013			2012
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total
Beginning Balance	$296,734	$242	$296,976	$258,409	$229	$258,638
Net income	23,453	22	23,475	22,756	31	22,787
Total comprehensive net income	23,453	22	23,475	22,756	31	22,787
Cash dividends declared	—	—	—	(589)	—	(589)
Dividends and distributions to
noncontrolling interests	—		—	—	(2)	(2)
Ending Balance	$320,187	$264	$320,451	$280,577	$258	$280,835

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(Amounts in Thousands)	June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	23,475	$22,787
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(11,323)	(15,633)
Dividends received from Argentine investment	3,257	4,244
Deferred income tax expense	11	(409)
Depreciation, depletion and amortization	16,638	11,156
Provision for loss on property, plant & equipment	1,588	—
Recovery of costs on sale of properties	(3,642)	(2,809)
Changes in accounts receivable	329	(4,081)
Changes in inventory	(1,304)	(1,894)
Changes in other current assets	(5,353)	(453)
Changes in accounts payable	5,004	(3,510)
Changes in affiliate payables, net	(533)	357
Changes in accrued liabilities	(210)	(573)
Changes in income taxes payable	(40)	3,842
Other, including changes in noncurrent assets and liabilities	758	481
Net cash provided by operating activities	28,655	13,505
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(27,608)	(26,340)
Sale of properties	8,440	3,087
Changes in restricted cash	3,579	—
Net cash used in investing activities	(15,589)	(23,253)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	6,000
Dividends paid to noncontrolling interest	—	(2)
Dividends paid	—	(1,178)
Net cash provided by financing activities	—	4,820
Increase (decrease) in cash and cash equivalents	13,066	(4,928)
Cash and cash equivalents at beginning of period	32,669	36,899
Cash and cash equivalents at end of period	$45,735	$31,971
________________________
* Increases to property plant and equipment, net of asset dispositions	$(15,130)	$(33,984)
Provision for loss on PP&E	(1,588)	—
Recovery of unproved costs	(4,798)	(278)
Changes in related accounts payable and accrued liabilities	(6,092)	7,922
Capital expenditures	$(27,608)	$(26,340)

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

Apco began E&P activities in Argentina in the late 1960s, and as of June 30, 2013, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

WPX Energy, Inc. (“WPX”), an independent exploration and production company with operations primarily in North America, owns 68.96 percent of our aggregate Class A and ordinary shares.  We are managed by employees of WPX, and all of our executive officers and three of our directors are employees of WPX. Pursuant to an administrative services agreement, WPX provides us with administrative, legal, and management services, as well as office space.  We have branch offices in Buenos Aires, Argentina and Bogotá, Colombia. These offices are staffed by employees of Apco and/or contractors retained by us.

Our core operations are located in the Neuquén basin and include our 23 percent working interests in the Entre Lomas, Bajada del Palo and Charco del Palenque concessions and the Agua Amarga exploration permit, and a 40.72 percent equity interest in Petrolera Entre Lomas S.A. (“Petrolera,” a privately owned Argentine corporation), which is accounted for using the equity method (see Note 3).  Petrolera is the operator and owns a 73.15 percent working interest in the same properties.   Consequently, Apco’s combined direct consolidated and indirect equity interests in the properties underlying the joint ventures total 52.79 percent. In the Neuquén basin we also participate in the Coirón Amargo block in which we hold a 45 percent interest. We sometimes refer to these areas in a group as our “Neuquén basin properties.”

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In our opinion, all normal recurring adjustments have been made to present fairly the results of the three and six-month periods ended June 30, 2013 and 2012.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Other Revenues - Government Tax Credit Certificates

Apco is eligible to earn producer export tax credit certificates as a result of our oil and gas producing activities in Argentina, where the government created various hydrocarbon subsidy programs to promote increased oil production and reserves. The programs grant qualifying companies economic benefits in the form of tax credit certificates that can be utilized to offset export taxes on hydrocarbon exports or can be transferred to third parties at face value. Realized and unrealized gains from these certificates are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 10 for additional discussion about these programs.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Restricted Cash

At June 30, 2013, we had $5.3 million of restricted cash, which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire on various dates of 2013, 2014 and 2015. As of December 31, 2012, a total of $8.9 million was used as collateral for letters of credit and was considered restricted cash.

Inventory Valuation

Our inventory includes hydrocarbons of $0.9 million at June 30, 2013, and $1.1 million at December 31, 2012, which are accounted for at production cost, and spare-parts materials of $4.3 million at June 30, 2013 and $3.0 million at December 31, 2012, which are accounted for at the lower of cost or market.

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

We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable. Typical indicators of a possible impairment include declining oil and gas prices, unfavorable revisions to our reserve estimates, drilling results, or future drilling plans. Depending upon the results of future exploration activities, we could determine that certain properties need to be impaired as we drill and evaluate those areas. See discussion in Note 4 about our exploratory wells in progress and wells pending the determination of proved reserves, and Note 5 about farm-out agreements that have resulted in a recovery of all or a portion of unproved capital costs related to certain unproved areas in Argentina and Colombia.

Nonmonetary Transactions

We account for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first six months of 2013 and 2012, we delivered a volume of our oil and natural gas to third parties to satisfy a portion of our provincial production tax obligation.  The crude oil inventory and natural gas that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $490 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first six months of 2013, and $1.2 million in oil revenues and taxes other than income as a result of this transaction in the first six months of 2012.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. We reclassified the amounts in Changes in advances to joint venture partners into Changes in other current assets in the June 30, 2012, consolidated statement of cash flows to conform to our current balance sheet presentation. We have reclassified the Recovery of unproved costs out of Increases to property, plant and equipment, net of asset dispositions to clarify the amount of capital expenditures in the consolidated statement of cash flows for the period ending June 30, 2012.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Taxes ("FASB ASC Topic 740").  The ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will comply with the presentation requirements of this ASU as applicable for the quarter ending March 31, 2014.

(2)	Income Taxes

We recorded expenses for income taxes as presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in Thousands)
	2013	2012	2013	2012
Income taxes:
Current	$4,517	$4,597	$8,044	$7,891
Deferred	8	(411)	11	(409)
Income tax expense	$4,525	$4,186	$8,055	$7,482

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

The effective income tax rate for the three and six-month periods ended June 30, 2013 and 2012 is lower than the statutory rate in Argentina due primarily to our equity income from Argentine investment in Petrolera partially offset by losses in Colombia for which no tax benefit has been recorded.

As of June 30, 2013 and December 31, 2012, we had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position was as follows:

	June 30, 2013	December 31, 2012
	(in Thousands)
Current assets	$84,547	$84,435
Non current assets	281,779	282,497
Current liabilities	58,978	72,164
Non current liabilities	27,959	30,105

Included in Petrolera’s current assets as of June 30, 2013, is approximately $29 million of cash denominated in Argentine pesos.

Petrolera’s results of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in Thousands)
Revenues	$80,890	$83,850	$154,931	$162,209
Expenses other than income taxes	55,280	54,291	108,058	101,425
Net income	14,688	18,092	27,750	38,313

The comparative decrease in Petrolera’s net income for the three and six-month periods in 2013 is primarily a result of lower revenues driven by lower volumes and greater operating costs.

(4) Exploratory Wells and Exploratory Well Costs Pending the Determination of Proved Reserves

The amount of exploratory wells pending the determination of proved reserves was $5.8 million as of June 30, 2013, representing a change of approximately $1.2 million during the first six months of 2013 compared with the balance of $4.6 million as of December 31, 2012. The balance as of June 30, 2013, includes costs of $2.4 million for one well that has been capitalized for greater than one year. We have firm plans and contractual commitments including the drilling of additional

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

exploratory wells or fracture stimulations during 2013 to assess the reserves related to these wells and their potential development. In addition, we had exploratory wells in progress that had not been completed of approximately $1.5 million as of December 31, 2012, compared with zero at June 30, 2013.

In addition to the wells mentioned above, we had capitalized exploratory drilling costs net to our equity interest (which is presented on an after tax basis) pending the determination of proved reserves of zero as of June 30, 2013, compared with $795 thousand as of December 31, 2012.

(5)	Exploration Expenses and Farm-out Agreements

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in Thousands)
Geologic and geophysical costs	$2,493	$3,042	$2,635	$8,103
Dry hole costs	956	—	1,588	—
Total exploration expense	$3,449	$3,042	$4,223	$8,103

Our geologic and geophysical costs primarily consist of the acquisition cost of 3D or 2D seismic information. Our dry hole costs are related to the impairment or expensing of unsuccessful exploratory wells or well re-completions of an exploratory nature. During the three and six months ended June 30, 2013 we expensed $956 thousand and $1.6 million respectively, as dry hole costs related to our Colombian operations.

Farm-out Agreements

During the second quarter of 2013, we executed a farm-out agreement under which we assigned a portion of our working interest in one of our Colombian properties subject to governmental approval.  Terms of the agreement include a reimbursement of past seismic and drilling costs incurred by us for $8.4 million and a carry of future exploration investments.  We recorded a credit to unproved capitalized costs associated with the farm-out of approximately $4.8 million, and a gain of $3.6 million for costs previously recorded as Exploration expense. The gain has been recorded in Other expense (income) within the total costs and operating expenses in the statement of operations.

During the second quarter of 2012, we executed a farm-out agreement under which we assigned up to 44 percent of our working interest in an exploratory area within the Sur Río Deseado Este concession.  Terms of this agreement include reimbursement of past investments in the area incurred by Apco. For the reimbursement of our past costs, we recorded a credit to unproved capitalized costs of $278 thousand, and a gain of approximately $2.8 million reflected in Other expense (income) related to seismic investments recorded in prior periods as Exploration expense.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(6)	Other Current Assets

The balance of other current assets consisted of the following:

	June 30, 2013	December 31, 2012
	(in Thousands)
Prepaid expense	$1,404	$1,415
Value added tax advances	3,282	2,327
Hydrocarbon subsidy receivable	3,417	—
Advances with joint venture partners	870	356
Interest receivable	90	105
Other current assets	1,167	674
	$10,230	$4,877

(7)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in Thousands)
Taxes other than income	$2,720	$2,870
Payroll and other general and administrative expenses	1,716	2,205
Advances from joint venture partners	529	1,425
Current portion of long-term debt	1,000	500
Other	1,067	742
	$7,032	$7,742

(8)	Debt and Banking Arrangements

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

Aggregate minimum maturities of our debt are as follows:

(in Thousands)
2013	$500
2014	2,500
2015	3,500
2016	1,500
Total	$8,000

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(9)	Contingencies

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009 and 2010.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $798 thousand U.S. dollars).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010. As of June 30, 2013 we have not been notified of any decision related to our appeal.

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

In early 2013, the government altered its regulations to allow smaller producing companies to resume receiving benefits from the program. Consequently, certain third parties of ours were allowed to utilize tax certificates that had originally been granted to us and we realized $8.7 million during the six month period ended June 30, 2013.  Realized and unrealized gains from the benefits of these programs included in Income before income taxes are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income.

As of June 30, 2013, our fair value estimate of financial instruments related to hydrocarbon subsidies is zero. However, for certificates that had been utilized by third parties to offset export taxes prior to the end of the quarter, we invoiced those amounts and recorded an account receivable of $3.4 million at June 30, 2013, which was subsequently collected in July. Our fair value estimate is based on a market approach and considers various market participant assumptions, including various levels of required governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized since we are only able to export a limited amount of our production, the legal requirement to transfer the certificates to other parties at nominal value and the expected duration of the government export tax regime and subsidy programs based on current factors.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(11)Subsequent Events

In July of 2013, we received the remaining governmental approval for the ten-year extension agreements for our properties in Tierra del Fuego.  The ten-year extensions run through August 17, 2026.  The agreements will become effective in the third quarter. Key terms of the Las Violetas agreement includes a bonus payment of $5 million ($1.3 million net to Apco) payable in installments, an increase in the provincial production tax rate from 12 percent to 15 percent, an additional incremental provincial production tax with increasing oil and natural gas prices, and an exploitation investment commitment of $41.9 million ($10.8 million net to Apco), including the drilling of 18 wells and required facilities and $5 million of exploration investments. The Río Cullen and Angostura agreements contain similar provisions. The investment commitments for each are exploration focused and combined total $7.1 million ($1.8 million net to Apco). The bonus in each of these areas can range from zero to $5 million depending on the success of the exploration investments and resulting proved plus probable reserves.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and six-month period ended June 30, 2013, compared with the same periods ended June 30, 2012, and our financial condition since December 31, 2012. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this document and our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of Three and Six Months Ended June 30, 2013

During the three and six month periods ended June 30, 2013, net income attributable to Apco Oil and Gas International Inc. was $13.5 million and $23.5 million, respectively, compared with $12.7 million and $22.8 million for the comparable periods in 2012.  Net income was higher for the quarter and first six months of 2013 as the benefits of higher operating revenues were offset by the combination of greater operating expenses, lower equity income and higher income tax expense.

The increase in operating revenues for the second quarter and first six months of 2013 relative to the same periods of 2012 is due to the combination of higher product sales revenues driven by the impact of our Colombian operations and benefits realized from the Oil Plus hydrocarbon subsidy program in Argentina. Partially offsetting these benefits were greater total costs and operating expenses. Our operating results and equity income in 2013 continue to be impacted by inflation in Argentina without a commensurate level of devaluation of the Argentine peso, resulting in considerable increases in our U.S. dollar cost of operations and capital expenditures.  The combination of flat oil prices and inflation in Argentina without a commensurate level of peso devaluation has resulted in lower operating margins and lower operating income generated in Argentina for both Apco and Petrolera, our equity investee.

The second quarter of 2013 and 2012 benefited from gains of $3.6 million and $2.8 million, respectively, recognized in other income attributable to farm-outs of part of our working interests in properties in Colombia and Argentina.

In addition to lower operating margins mentioned above, our equity income for the second quarter and first six months of 2013 decreased from the same periods in 2012 due to the impact of lower volumes produced and sold by Petrolera.  The decrease in our equity volumes for both periods of 2013 more than offset the increase in total volumes on a barrel of oil equivalent basis attributable to our consolidated interests.

Net cash provided by operating activities during the first six months of 2013 was $28.7 million, an increase of $15.2 million compared with the first six months of 2012.  We ended the second quarter with cash and cash equivalents of $46 million, or 13 percent of total assets.  We believe we have sufficient liquidity and capital resources to fund our ongoing operations and planned capital expenditures during 2013.

See additional discussion about these items in Results of Operations and Financial Condition below.

Neuquén Basin Properties

During the first six months of 2013, we participated in the drilling of 13 development wells and two exploration wells. At the end of the quarter, an additional four development wells spud in 2013 were in various stages of drilling or completion. During the second quarter, we began a long-term production test of our Jarilla Quemada natural gas discovery drilled in 2010. The well is producing gross volumes of approximately 3.5 MMcf per day and qualifies for gas plus pricing in excess of $4.00 per Mcf. During the quarter we also participated in the acquisition of approximately 160 square kilometers of 3D seismic information in the southern part of the Coirón Amargo exploration permit for an estimated cost net to Apco of $1.4 million.

Colombian Properties

During the first six months of 2013, we drilled two wells in the Llanos 32 block. The first well, the Bandola #1, was drilled near the Maniceño discovery drilled in 2012 and was completed in April and put on production from the Mirador formation at a natural flow rate of 2,600 gross barrels of oil per day. After installation of an artificial lift system, the well produced at similar levels but since the end of the quarter has experienced a steep decline due to high water production. Studies are underway to optimize field production and operating costs. The second well, the Llanita #1, was drilled on a prospect in the southern half of the block and was determined to be unproductive. We recorded dry hole expense of approximately $1.4 million for this well year-to-date. In Block 32 we also participated in the acquisition of approximately 98 square kilometers of 3D seismic information at an estimated cost net to Apco of $1.1 million. We have a 20 percent working interest in the Llanos 32 block.

Index

In the second quarter of 2013, we executed a farm-out agreement under which we will assign a portion of our working interest in the Turpial block subject to governmental approval. The terms of the agreement include a reimbursement of past seismic and drilling costs incurred by us for approximately $8.4 million and a carry of current and future exploration investments. During the second quarter, we completed and tested the Turpiales-1 exploration well drilled in the fourth quarter of 2012. The well tested 60 gross barrels of oil per day during a short-term test, and we are evaluating the viability of a long-term production test for this well. As of the end of the quarter we have a carrying value of approximately $900 thousand net to Apco which is net of the cost recovery and relates to our portion of costs above the carried investment cap per the farm-out agreement. We are scheduled to drill a committed exploration well in the third quarter.

Concession Contracts in Argentina

The primary term for the portion of the Entre Lomas concession located in Río Negro currently ends in 2016. Approximately one half of the Entre Lomas concession, including our largest producing field, is located in the province of Río Negro.  Formal negotiations with the province of Río Negro for the extension of the concession began in May and we expect to obtain all required approvals during 2013. The requirements for extension generally include the negotiation of a cash bonus payment, an increase to provincial production taxes, and a future expenditure program.

In July of 2013, we received the remaining governmental approval of our agreements with the province of Tierra del Fuego to extend the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319.  One agreement extends the concession term for the Las Violetas concession. A second agreement extends the concession terms for the Río Cullen and Angostura concessions. The ten-year extensions for all three concessions run through August 17, 2026.

Key terms of the Las Violetas agreement include the following:
•Bonus payment of $5 million ($1.3 million net to Apco), payable in three installments;
•An increase in the provincial production tax rate from 12 percent to 15 percent;
•An additional incremental provincial production tax between 0.5 and 2.5 percent with increasing oil and natural gas prices above $70 per barrel and $3.80 per mmbtu.
•An exploitation investment commitment of $41.9 million ($10.8 million net to Apco), including the drilling of 18 wells and required facilities and $5 million of exploration investments.

The Río Cullen and Angostura agreements contain similar provisions. The investment commitments for each are exploration focused and combined total $7.1 million ($1.8 million net to Apco). The bonus in each of these areas can range from zero to $5 million depending on the success of the exploration investments and resulting proved and probable reserves.

In February 2013, the government issued resolution 1/2013 which creates a new incentive mechanism to realize higher natural gas prices. The decree creates a program called the "Programa de Estímulo a la Inyección Excedente de Gas Natural" which is intended to provide incentives for new or expanded gas production projects. Our understanding of the resolution is that it allows each natural gas producer to negotiate a base decline curve for its existing deliveries and to commit investments and production deliveries above that curve. The resulting incremental deliveries are eligible for a price differential payment from the government to effectively raise a company's realized price up to $7.50 per Mmbtu during a five year period. Additionally, failure to meet committed deliveries would result in significant penalties. We notified the government of our intention to participate in this new program through our operations in Tierra del Fuego subject to satisfactory terms to be negotiated with the government. We continue to evaluate if Apco can benefit from this program in the future.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2013, compared with the three and six months ended June 30, 2012.  Please read this information in conjunction with the Consolidated Statements of Income and Comprehensive Income.

	For the Three Months Ended June 30,
	2013	2012	$ Change from 2012	% Change from 2012
	(in Thousands)
Total revenues	$41,790	$32,967	$8,823	27%
Total costs and operating expenses	29,855	23,249	6,606	28%
Operating income	11,935	9,718	2,217	23%
Investment income	6,122	7,163	(1,041)	(15)%
Income taxes	4,525	4,186	339	8%
Less: Net income attributable to noncontrolling interests	12	15	(3)	(20)%
Net income attributable to Apco	$13,520	$12,680	$840	7%

	For the Six Months Ended June 30,
	2013	2012	$ Change from 2012	% Change from 2012
	(in Thousands)
Total revenues	$77,069	$63,043	$14,026	22%
Total costs and operating expenses	57,126	48,275	8,851	18%
Operating income	19,943	14,768	5,175	35%
Investment income	11,587	15,501	(3,914)	(25)%
Income taxes	8,055	7,482	573	8%
Less: Net income attributable to noncontrolling interests	22	31	(9)	(29)%
Net income attributable to Apco	$23,453	$22,756	$697	3%

Total Revenues

Total revenues for the three and six month periods ended June 30, 2013, increased by $8.8 million and $14 million, respectively, compared with the same periods in 2012.  The increase is due to the combination of higher product sales revenues driven by the impact of our Colombian operations and higher Other revenues during both periods. The three and six month periods ended June 30, 2013, included the positive impact of $5.8 million and $8.7 million, respectively, related to benefits from the Oil Plus hydrocarbon subsidy program in Argentina. Absent the impact of these benefits, we estimate that Total revenues - including Other revenues - would have increased during the second quarter and the first six months of 2013 by approximately eight percent and nine percent, respectively for both periods. The following tables and discussion explain the components and variances in operating revenues.

Index

The three and six month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Sales Volumes
Oil (bbls)	401,534	374,856	7%	760,783	710,149	7%
Natural Gas (mcf)	1,457,671	1,466,769	(1)%	2,817,768	2,935,380	(4)%
LPG (tons)	2,616	2,519	4%	5,116	5,260	(3)%
Oil, Natural Gas and LPG (boe)	675,182	648,879	4%	1,290,447	1,261,105	2%

Average Sales Prices
Oil (per bbl)	$76.73	$74.65	3%	$76.54	$74.52	3%
Natural Gas (per mcf)	2.93	2.49	17%	3.00	2.52	19%
LPG (per ton)	211.39	296.54	(29)%	219.90	290.11	(24)%

Revenues ($ in thousands)
Oil revenues	$30,809	$27,983	10%	$58,227	$52,919	10%
Natural Gas revenues	4,265	3,655	17%	8,446	7,393	14%
LPG revenues	553	747	(26)%	1,125	1,526	(26)%
	$35,627	$32,385	10%	$67,798	$61,838	10%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues as follows:

	Three Months Ended June 30,
	Oil	Gas	LPG	Total
	(in Thousands)
2012 Sales	$27,983	$3,655	$747	$32,385
Changes due to volumes	2,047	(26)	20	2,041
Changes due to prices	779	636	(214)	1,201
2013 Sales	$30,809	$4,265	$553	$35,627

	Six Months Ended June 30,
	Oil	Gas	LPG	Total
	(in Thousands)
2012 Sales	$52,919	$7,393	$1,526	$61,838
Changes due to volumes	3,875	(353)	(32)	3,491
Changes due to prices	1,433	1,406	(369)	2,469
2013 Sales	$58,227	$8,446	$1,125	$67,798

Oil Revenues

The ten percent increase in Oil revenues during the second quarter and the first six months of 2013 is primarily due to greater sales volumes and slightly higher oil prices.  The increase in oil volumes and prices is primarily attributable to the positive impact of our Colombian operations. During the three and six month periods ended June 30, 2013, the addition of volumes from our Colombian operations more than offset a decline in volumes from our Argentina operations compared with the same periods in 2012.

Index

Other Revenues

Other revenues increased by $5.6 million during the second quarter of 2013 and $8.1 million during the first six months of 2013 compared with the same periods of 2012. The increase in 2013 is due to the utilization of government tax credit certificates in Argentina from the Oil Plus hydrocarbon subsidy program. Although we qualify for additional tax credit certificates, we cannot predict if Apco will be able to realize any additional benefits from the program in the future. For further explanation regarding the hydrocarbon subsidy programs, see Note 1 - Basis of Presentation and Summary of Accounting Policies - Other Revenues - Government Tax Credit Certificates to our consolidated financial statements in Item 1 of this report, and MD&A - Oil and Natural Gas marketing - Hydrocarbon Subsidy Programs in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Total Costs and Operating Expenses

During the second quarter of 2013, Total costs and operating expenses increased by $6.6 million compared with second quarter 2012 primarily due to greater production and lifting costs and depreciation, depletion and amortization expense, partially offset by the recovery of past seismic expenses recovered under our farm-out agreement in Colombia.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $1.7 million due to the impact of inflation in Argentina on our operations, increased costs associated with the growth of our operations in Coirón Amargo, and the impact of our Colombian operations which did not begin to incur operating costs until production began in the third quarter of 2012;

•
Selling and administrative costs increased $0.9 million due to higher salary and personnel costs in both Argentina and our home office. We incurred greater allocated administrative expenses under our administrative services agreement with WPX. We also incurred greater administrative expenses related to our Colombian operations which began producing in the third quarter of 2012;

•
Depreciation, depletion and amortization expense increased by $3.8 million due primarily to higher depreciation rates and the impact of our Colombian operations which did not begin to incur depletion expense until production began in the third quarter of 2012 (see additional discussion below).

During the first six months of 2013, Total costs and operating expenses increased by $8.9 million compared with the same period in 2012 primarily due to greater production and lifting costs and depreciation, depletion and amortization expense, partially offset by lower exploration expense.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $4.6 million due to the impact of inflation in Argentina on our operations, increased costs associated with the growth of our operations in Coirón Amargo, and the impact of our Colombian operations which did not begin to incur operating costs until production began in the third quarter of 2012. Additionally, we incurred significant off-site water disposal costs in Colombia due to down time associated with our Maniceño water-injection well during the first quarter of 2013;

•
Selling and administrative costs increased $1.4 million due to higher salary and personnel costs in both Argentina and our home office. We incurred greater allocated administrative expenses during 2013 under our administrative services agreement with WPX. We also incurred greater administrative expenses related to our Colombian operations which began producing in the third quarter of 2012;

•
Depreciation, depletion and amortization expense increased by $5.5 million due primarily to higher depreciation rates and the impact of our Colombian operations which did not begin to incur depletion expense until production began in the third quarter of 2012 (see additional discussion below);

•	Exploration expense decreased by $3.9 million due to lower exploration activity in 2013 compared with 2012; and

•
Foreign exchange loss (gains) increased by $1.5 million compared to the same period in 2012. During the first six months of 2012, exchanges losses in Argentina were more than offset by exchange gains in Colombia. We did not experience any exchange gains in Colombia to offset the exchange losses in Argentina during the first six months of 2013.

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties are shown in the following table:

	Three Months Ended June 30,		Change from 2012	% Change from 2012		Six Months Ended June 30,		Change from 2012	% Change from 2012
	2013	2012				2013	2012
Consolidated Sales Volumes (Boe)	675,182	648,879	26,303	4%		1,290,447	1,261,105	29,342	2%
DD&A Rate per Boe	$13.94	$8.72	$5.22	61%		$12.79	$8.80	$3.99	46%
DD&A Expense (in Thousands)	$9,414	$5,659	$3,755	66%	(1)	$16,506	$11,098	$5,408	49%	(1)

(1) Percentage totals may not sum due to rounding

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates.

	Three Months Ended June 30,	Six Months Ended June 30,
	(in Thousands)
2012 DD&A	$5,659	$11,098
Changes due to volumes	367	375
Changes due to rates	3,388	5,033
2013 DD&A	$9,414	$16,506

Our weighted average DD&A rate increased in the second quarter and first six months of 2013 compared with the same periods in 2012 due to the impact of a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the same periods of 2012. Additionally, our DD&A rates have increased as a result of a reduction in proved developed reserves experienced in the fourth quarter of 2012 due to revisions of previous estimates. We also are recording DD&A expense related to our Colombian operations of $2 million and $2.5 million for the second quarter and first six months of 2013, respectively, compared with no DD&A expense during the same periods in 2012 because production did not start until third quarter 2012.

In July of 2013, we received the remaining governmental approval for our concession extensions in Tierra del Fuego.  We continue working to obtain the ten-year concession extension for our properties in Río Negro. We expect to experience a favorable effect on future DD&A rates beginning in periods when the extensions are obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income

Total investment income decreased by $1.0 million for the second quarter and $3.9 million for the first six months of 2013 compared with the same periods of 2012 due primarily to lower Equity income from Argentine investment.  The decrease in our equity income for the periods in 2013 is due to lower net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is primarily a result of lower revenues driven by lower sales volumes and flat oil prices, coupled with increases in production and lifting costs and greater depreciation, depletion and amortization expense.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending June 30,
	Three Months		Six Months
	2013	2012	2013	2012
Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	401,534	374,856	760,783	710,149
Gas (Mcf)	1,457,671	1,466,769	2,817,768	2,935,380
LPG (tons)	2,616	2,519	5,116	5,260
Barrels of oil equivalent (Boe)	675,182	648,879	1,290,447	1,261,105
Equity interests (2)
Crude oil and condensate (Bbls)	395,916	433,244	765,057	825,848
Gas (Mcf)	645,278	715,091	1,201,641	1,424,337
LPG (tons)	2,797	2,876	5,494	5,715
Barrels of oil equivalent (Boe)	536,282	586,177	1,029,798	1,130,303
Total volumes
Crude oil and condensate (Bbls)	797,450	808,100	1,525,840	1,535,997
Gas (Mcf)	2,102,950	2,181,860	4,019,409	4,359,718
LPG (tons)	5,413	5,395	10,610	10,975
Barrels of oil equivalent (Boe)	1,211,464	1,235,056	2,320,245	2,391,410

Total volumes by basin
Neuquén	973,838	1,046,509	1,871,552	2,016,720
Austral	153,367	145,967	306,992	286,941
Llanos	50,903	—	73,337	—
Others	33,356	42,580	68,364	87,749
Barrels of oil equivalent (Boe)	1,211,464	1,235,056	2,320,245	2,391,410

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$76.73	$74.65	$76.54	$74.52
Gas (per Mcf)	2.93	2.49	3.00	2.52
LPG (per ton)	211.39	296.54	219.90	290.11
Equity interests (2)
Oil (per bbl)	$76.18	$75.15	$75.58	$74.99
Gas (per Mcf)	3.21	2.81	3.29	2.78
LPG (per ton)	194.01	276.94	200.20	278.83
Average Production Costs per Boe (3):
Production and lifting cost	$12.67	10.55	$13.50	$10.20
Taxes other than income	$8.93	9.85	$9.10	$9.25
DD&A	$13.94	8.72	$12.79	$8.80
 (1) Volumes presented in the above table have not been reduced by the approximately 12 to 18.5 percent provincial production tax that we account for as an expense in Argentina.
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

Financial Condition

Outlook

Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. We derive more than 80 percent of our total product revenues from the sale of oil. Oil price realizations for crude produced and sold in Argentina are significantly influenced by Argentine governmental actions. Since the beginning of 2012, oil prices in Argentina have stabilized at approximately $75 per barrel, and we expect they will approach $78 per barrel in the second half of 2013. Oil price realizations in Argentina continue to be negotiated on a short-term basis.

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

Since the fourth quarter of 2011, the Argentine government has implemented various regulations restricting access to foreign exchange markets, or the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange for the purpose of depositing funds in foreign accounts. These restrictions require both Central Bank and AFIP (Argentina’s taxing authority) approvals. As a result, the current movement of funds out of Argentina through the Central Bank at the official exchange rate has been restricted. For example, Petrolera declared a dividend of $16.4 million pesos net to Apco (or approximately $3.2 million US dollars) in the first quarter of 2013. In the second quarter of 2013, Petrolera received permission to pay the dividend in installments. We currently do not anticipate that Petrolera will be allowed to pay any further dividends in US dollars during the remainder of 2013. For additional discussion about the government's regulations, see "Quantitative and Qualitative Disclosures about Market Risk-Inflation, Foreign Currency and Operations Risk" in Item 3 of this report.

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

Liquidity

Although we have interests in several oil and gas properties in Argentina, our direct participation in those Neuquén basin properties in which we are partners with Petrolera and dividends from our equity interest in Petrolera are historically the largest contributors to our net cash provided by operating activities. Additionally, in the third quarter of 2012 we began producing oil from our operations in Colombia, creating a source of cash flow outside of Argentina. Although we generally fund our capital programs with internally generated cash flow, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond our ability to fund from operations.

As a result of the current exchange control restrictions that have obstructed the ability to move funds out of Argentina at the official rate of exchange, we have received fewer dividends from our investment in Petrolera during 2013 and 2012

Index

compared with prior years.  We continue to operate our business under the assumption that the receipt of dividends abroad from our investment in Petrolera will contribute to the funding of our operations outside of Argentina.  However, because of the current regulatory environment, the receipt of dividends abroad from our investment in Petrolera may not be a reliable source of funding for our operations outside of Argentina in the near term, and consequently we may need other sources of funding, including drawing down our existing cash reserves or farm-outs, to meet our plans and exploration commitments outside of Argentina.

With our cash and cash equivalents balance at June 30, 2013, of $46 million, or 13 percent of total assets, and the ability to generally adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2013.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of June 30, 2013, $5.3 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Six Months Ended June 30,
	2013	2012
	(in Thousands)
Net cash provided (used) by:
Operating activities	$28,655	$13,505
Investing activities	(15,589)	(23,253)
Financing activities	—	4,820
Increase (decrease) in cash and cash equivalents	$13,066	$(4,928)

Operating Activities

Our net cash provided by operating activities totaled $28.7 million for the first six months of 2013, compared with $13.5 million during the same period in 2012.  The increase in cash provided by operating activities was primarily due to the positive impact of our Colombian operations, the realization of benefits from the Oil Plus program and a decrease in exploration activity in the first half of 2013 compared with the first half of 2012.  These positive variances were partially offset by lower dividends from our Argentine investment. See additional discussion of dividends from our Argentine investment in “-Financial Condition” and “-Liquidity.”

Investing Activities

During the first six months of 2013, capital expenditures totaled $27.6 million, most of which was invested in drilling in our Neuquén basin properties and exploration drilling in Colombia, compared with $26.3 million of capital expenditures in 2012.  We also received proceeds of $8.4 million related to a farm-out in Colombia during the first six months of 2013, compared with proceeds of $3.1 million related to a farm-out in Argentina during the same period of 2012. Additionally, we received $3.6 million during the first six months of 2013 as a return of collateral previously used for letters of credit, compared with none during the same period of 2012.

Financing Activities

During the first six months of 2013, we paid no dividends to shareholders and non-controlling interests compared with $1.2 million during the same period in 2012, and we had no bank borrowings in 2013 compared with $6 million in borrowings from our banking agreement during the same period in 2012.

Index

Contractual Obligations

Our contractual obligations have decreased by approximately $12.1 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, as a result of drilling and exploration activities during the first six months of 2013 and the farm-out of a portion of our working interest in one of our Colombian properties in the second quarter of 2013.
As described elsewhere in this report, in July 2013, the terms of our concessions in Tierra del Fuego were extended for an additional 10 years. As a result of the extensions, we agreed to make expenditures for oil and gas activities net to our direct working interest of approximately $13.9 million during the next five years. We expect to fund these expenditures with cash provided by operating activities.

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

An alternative way for companies to send money out of Argentina exists and consists of purchasing marketable securities in Argentina with pesos and selling them abroad in foreign currency. As of June 30, 2013, the implicit exchange rate derived from this type of transaction was approximatly 44 percent above the official exchange rate. The resulting spread between such implicit exchange rate and the official rate of exchange could be an indicator that an official devaluation of the Argentine peso may be required at some point.

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

At December 31, 2012, the peso to US dollar official rate of exchange rate was 4.92:1.  At June 30, 2013, the official exchange rate was 5.39:1 and our net monetary assets denominated in Argentine pesos was $9.8 million.  Additionally, Petrolera had a balance of net monetary assets denominated in pesos of approximately $9.6 million as of June 30, 2013.

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

Since the presidential election in late 2011, the government has increasingly used foreign-exchange, trade, price and capital controls to manage the economic challenges faced by the country.  During 2012, the government issued numerous decrees to regulate investments and profits and exert its influence in private sector operations in the energy industry, including the expropriation of 51 percent of the shares of YPF from Repsol. These actions have created an unpredictable political and business environment in the country. During 2013, the government has frozen supermarket and gasoline prices, and has passed legislation to alter the judiciary assignment process which has since been deemed unconstitutional.

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

One of the partnerships announced to increase unconventional investments is with Chevron. In July, a joint venture was announced (separate from Chevron's existing exploration and production activities in Argentina) in which Chevron will invest $1.2 billion using new capital to acquire an interest in Vaca Muerta production from certain producing assets including the Loma la Lata Norte and Loma Compana concessions. Included in the joint venture are plans for Chevron to drill 100 wells to the Vaca Muerta formation. Subsequent to the Chevron announcement, the government issued Decree 929 which guarantees the ability of oil companies to export 20 percent of production free from export tax after the fifth year for projects whose investments exceed $1 billion during the first five years.

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

Second-Quarter 2013 Changes in Internal Controls

There have been no changes during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

10.1 – Amended and Restated Administrative Services Agreement, dated May 7, 2013, between Apco Oil and Gas International Inc. and WPX Energy, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013)

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

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

APCO OIL AND GAS INTERNATIONAL INC.
(Registrant)

By:      /s/ Benjamin A. Holman
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

August 6, 2013

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

10.1
Amended and Restated Administrative Services Agreement, dated May 7, 2013, between Apco Oil and Gas International Inc. and WPX Energy, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013).

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