Form 10-Q
period 2013-09-30
APCO OIL & GAS INTERNATIONAL INC
filed 2013-11-07
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2013
Ordinary Shares, $0.01 Par Value	9,139,648 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in Thousands)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$46,873	$32,669
Accounts receivable	15,990	19,208
Inventory	5,675	4,074
Restricted cash	340	3,749
Other current assets	11,060	4,877
Total current assets	79,938	64,577
Property and Equipment:
Cost, successful efforts method of accounting	342,256	313,323
Accumulated depreciation, depletion and amortization	(182,446)	(157,907)
	159,810	155,416
Argentine investment, equity method	120,868	108,710
Deferred income tax asset	—	1,254
Restricted cash	5,000	5,170
Other assets (net of allowance of $422 at September 30, 2013 and $486 at December 31, 2012)	732	1,580
Total Assets	$366,348	$336,707
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,575	$13,983
Affiliate payables	748	1,764
Accrued liabilities	11,806	7,742
Income taxes payable	4,159	4,647
Total current liabilities	29,288	28,136
Long-term debt	5,500	7,500
Deferred income tax liability	12,644	—
Long-term liabilities	4,749	4,095
Contingent liabilities and commitments (Note 9)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,826)	(1,597)
Retained earnings	306,346	288,931
Total shareholders' equity	313,920	296,734
Noncontrolling interests in consolidated subsidiaries	247	242
Total equity	314,167	296,976
Total liabilities and equity	$366,348	$336,707

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in Thousands Except Per Share Amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Oil revenues	$27,425	$30,454	$85,652	$83,373
Natural gas revenues	4,258	3,646	12,704	11,039
LPG revenues	430	680	1,555	2,206
Other revenues	1,559	186	10,830	1,391
Total revenues	33,672	34,966	110,741	98,009
COSTS AND OPERATING EXPENSES:
Production and lifting costs	8,576	8,017	25,998	20,885
Taxes other than income	5,753	6,091	17,497	17,761
Transportation and storage	685	655	2,328	1,267
Selling and administrative	3,461	3,134	10,925	9,221
Depreciation, depletion and amortization	7,884	7,164	24,522	18,320
Exploration expense	206	2,373	4,429	10,476
Foreign exchange losses (gains)	769	(153)	1,976	(407)
Other expense (income)	317	271	(2,898)	(1,696)
Total costs and operating expenses	27,651	27,552	84,777	75,827
TOTAL OPERATING INCOME	6,021	7,414	25,964	22,182
INVESTMENT INCOME:
Interest and other income (expense)	261	(73)	525	(205)
Equity income from Argentine investment	4,221	6,436	15,544	22,069
Total investment income	4,482	6,363	16,069	21,864
Income before income taxes	10,503	13,777	42,033	44,046
Income taxes	16,533	3,533	24,588	11,015
NET INCOME (LOSS)	(6,030)	10,244	17,445	33,031
Less: Net income attributable to noncontrolling interests	8	13	30	44
Net income (loss) attributable to Apco Oil and Gas International Inc.	$(6,038)	$10,231	$17,415	$32,987
OTHER COMPREHENSIVE INCOME:
Pension plan liability adjustment in consolidated and equity interests (net of Argentine taxes of $123 in 2013 and $(10) in 2012)	(229)	42	(229)	42
Comprehensive income (loss) attributable to Apco Oil and Gas International Inc.	$(6,267)	$10,273	$17,186	$33,029
Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME (LOSS) PER SHARE	$(0.21)	$0.35	$0.59	$1.12
Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441
Cash dividends declared per ordinary share	$—	$—	$—	$0.02
Cash dividends declared per Class A share	$—	$—	$—	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Nine Month Period Ended September 30,
(Amounts in Thousands)	2013			2012
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total
Beginning Balance	$296,734	$242	$296,976	$258,409	$229	$258,638
Net income	17,415	30	17,445	32,987	44	33,031
Other comprehensive income (loss)	(229)	—	(229)	42	—	42
Total comprehensive net income	17,186	30	17,216	33,029	44	33,073
Cash dividends declared	—	—	—	(589)	—	(589)
Dividends and distributions to
noncontrolling interests	—	(25)	(25)	—	(2)	(2)
Ending Balance	$313,920	$247	$314,167	$290,849	$271	$291,120

The accompanying notes are an integral part of these consolidated financial statements.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(Amounts in Thousands)	September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	17,445	$33,031
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(15,544)	(22,069)
Dividends received from Argentine investment	3,257	6,855
Deferred income tax expense	13,742	(487)
Depreciation, depletion and amortization	24,522	18,320
Provision for loss on property, plant & equipment	1,567	1,898
Recovery of costs on sale of properties	(3,642)	(2,809)
Changes in accounts receivable	3,218	(6,670)
Changes in inventory	(1,584)	(1,580)
Changes in other current assets	(6,183)	(2,951)
Changes in accounts payable	4,388	663
Changes in affiliate payables, net	(1,016)	1,086
Changes in accrued liabilities	2,161	648
Changes in income taxes payable	(488)	3,561
Other, including changes in noncurrent assets and liabilities	1,281	1,087
Net cash provided by operating activities	43,124	30,583
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(40,914)	(44,927)
Sale of properties	8,440	3,087
Changes in restricted cash	3,579	(1,500)
Net cash used in investing activities	(28,895)	(43,340)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	6,000
Dividends paid to noncontrolling interest	(25)	(3)
Dividends paid	—	(1,178)
Net cash provided by financing activities	(25)	4,819
Increase (decrease) in cash and cash equivalents	14,204	(7,938)
Cash and cash equivalents at beginning of period	32,669	36,899
Cash and cash equivalents at end of period	$46,873	$28,961
________________________
* Increases to property plant and equipment, net of asset dispositions	$(28,933)	$(44,431)
Provision for loss on PP&E	(1,567)	(1,898)
Recovery of unproved costs	(4,798)	(278)
Changes in related accounts payable, accrued and other liabilities	(5,616)	1,680
Capital expenditures	$(40,914)	$(44,927)

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

Apco began E&P activities in Argentina in the late 1960s, and as of September 30, 2013, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

In our opinion, all normal recurring adjustments have been made to present fairly the results of the three and nine-month periods ended September 30, 2013 and 2012.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

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

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Restricted Cash

At September 30, 2013, we had $5.3 million of restricted cash, which is collateral for letters of credit related to exploration blocks in Colombia.  The letters of credit expire on various dates of 2014 and 2015. As of December 31, 2012, a total of $8.9 million was used as collateral for letters of credit and was considered restricted cash.

Inventory Valuation

Our inventory includes hydrocarbons of $1.4 million at September 30, 2013, and $1.1 million at December 31, 2012, which are accounted for at production cost, and spare-parts materials of $4.3 million at September 30, 2013 and $3.0 million at December 31, 2012, which are accounted for at the lower of cost or market.

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

Oil and gas properties are depreciated over their concession lives using the units of production method based on total proved and proved developed reserves. Our proved reserves are limited to the concession life even though a concession’s term may be extended for ten years based on terms to be agreed with the Argentine government.  In July of 2013, the terms for our concessions in Tierra del Fuego were extended to August 2026.  Incremental proved reserves resulting from these extensions were included in our oil and gas depreciation calculation beginning in the third quarter of 2013, resulting in a lower rate of depreciation for the remaining net book value compared with recent periods. Non oil and gas property is recorded at cost and is depreciated on a straight-line basis, using estimated useful lives of three to 15 years.

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

Nonmonetary Transactions

We account for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first nine months of 2013 and 2012, we delivered a volume of our oil and natural gas to third parties to satisfy a portion of our provincial production tax obligation.  The crude oil inventory and natural gas that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $712 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first nine months of 2013, and $1.7 million in oil revenues and taxes other than income as a result of this transaction in the first nine months of 2012.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. We reclassified the amounts in Changes in advances to joint venture partners into Changes in other current assets in the September 30, 2012, Consolidated Statement of Cash Flows to conform to our current balance sheet presentation. We reclassified the Recovery of unproved costs and Provision for loss on property, plant and equipment out of Increases to property, plant and equipment, net of asset dispositions to clarify the amount of capital expenditures in the Consolidated Statements of Cash Flows for the period ending September 30, 2012.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(2)	Income Taxes

We recorded expenses for income taxes as presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in Thousands)
	2013	2012	2013	2012
Income taxes:
Current	$2,802	$3,611	$10,846	$11,502
Deferred	13,731	(78)	13,742	(487)
Income tax expense	$16,533	$3,533	$24,588	$11,015

We are domiciled in the Cayman Islands where there is currently no income tax.  However, we are required to pay income taxes in Argentina and in Colombia.  We currently pay income tax only in Argentina where most of our oil and gas income generating activities are presently located. Equity income from our investment in Petrolera is recorded on an after-tax basis. We have incurred tax losses related to exploration and production activity in Colombia. We have not recorded any benefit to income tax expense for these losses since it is more likely than not that our activities in Colombia will not generate sufficient taxable income in Colombia to recognize the benefit.

In September 2013, the Argentine government enacted certain tax reform legislation related to capital gains and dividends. The tax reform removes the income tax exemption on income derived from the sale of shares, titles, bonds and other securities that has been provided to non-Argentine residents since 1991. Effective immediately, the sale of such securities is subject to an effective 13.5 percent capital gain tax on the gross proceeds. U.S. GAAP requires the recognition of deferred income taxes on the excess of the amount of financial reporting basis over the tax basis of equity investments, such as our investment in the shares of Petrolera. Previously, the basis difference in our equity investment in Petrolera was not subject to a tax in Argentina or the Cayman Islands. As a result of the Argentine tax reform, we recorded a $13.7 million deferred tax expense in the third quarter of 2013 for the new Argentine capital gain tax associated with our equity investment in Petrolera. Of the total amount of deferred tax expense recorded in the third quarter resulting from the new law, $11.9 million relates to the basis difference that existed in our equity investment in Petrolera as of December 31, 2012.

The tax reform also imposes a ten percent tax on dividends, profit distributions and remittances by permanent establishments (including branches) made to Argentine individuals and foreign shareholders. The ten percent dividend tax will apply to Apco on dividends received from Petrolera, branch remittances, and any dividends paid by our subsidiaries. The new dividend tax will be accrued when dividends are distributed in future periods.

The effective income tax rate for the three and nine months ended September 30, 2013, is higher than the statutory rate in Argentina due to the change in the Argentine tax legislation described above. The effective income tax rate for the three and nine months ended September 30, 2012, is lower than the statutory rate in Argentina due to our equity income from investment in Petrolera partially offset by losses in Colombia for which no tax benefit has been recorded.

As of September 30, 2013 and December 31, 2012, we had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position was as follows:

	September 30, 2013	December 31, 2012
	(in Thousands)
Current assets	$80,186	$84,435
Non current assets	291,384	282,497
Current liabilities	51,778	72,164
Non current liabilities	25,200	30,105

Included in Petrolera’s current assets as of September 30, 2013, is approximately $24 million of cash denominated in Argentine pesos.

Petrolera’s results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in Thousands)
Revenues	$73,793	$83,308	$228,724	$245,517
Expenses other than income taxes	54,751	57,055	162,809	158,480
Net income	10,346	15,775	38,096	54,088

The comparative decrease in Petrolera’s net income for the three and nine-month periods in 2013 is primarily a result of lower revenues driven by lower volumes and greater operating costs.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(4) Exploratory Wells and Exploratory Well Costs Pending the Determination of Proved Reserves

The amount of exploratory wells pending the determination of proved reserves was approximately $6.0 million as of September 30, 2013, representing a change of approximately $1.4 million during the first nine months of 2013 compared with the balance of $4.6 million as of December 31, 2012. The balance as of September 30, 2013, includes costs of $2.9 million for one well that has been capitalized for greater than one year. We have firm plans and contractual commitments including the drilling of additional exploratory wells during 2013 and 2014 to assess the reserves related to these wells and their potential development. In addition, we had exploratory wells in progress that had not been completed of approximately $1.5 million as of September 30, 2013, compared with $1.4 million at December 31, 2012.

In addition to the wells mentioned above, we had capitalized exploratory drilling costs net to our equity interest (which is presented on an after-tax basis) pending the determination of proved reserves of zero as of September 30, 2013, compared with $795 thousand as of December 31, 2012.

(5)	Exploration Expenses and Farm-out Agreements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in Thousands)
Geologic and geophysical costs	$227	$475	$2,862	$8,578
Dry hole costs	(21)	1,898	1,567	1,898
Total exploration expense	$206	$2,373	$4,429	$10,476

Our geologic and geophysical costs primarily consist of the acquisition cost of 3D or 2D seismic information. Our dry hole costs are related to the impairment or expensing of unsuccessful exploratory wells or well re-completions of an exploratory nature.

Farm-out Agreements

During the first nine months of 2013, we executed a farm-out agreement under which we assigned a portion of our working interest in one of our Colombian properties subject to governmental approval.  Terms of the agreement include a reimbursement of past seismic and drilling costs incurred by us for $8.4 million and a carry of future exploration investments.  We recorded a credit to unproved capitalized costs associated with the farm-out of approximately $4.8 million, and a gain of $3.6 million for costs previously recorded as Exploration expense. The gain has been recorded in Other expense (income) within the total costs and operating expenses in the Consolidated Statements of Income and Comprehensive Income.

During the first nine months of 2012, we executed a farm-out agreement under which we assigned up to 44 percent of our working interest in an exploratory area within the Sur Río Deseado Este concession.  Terms of this agreement include reimbursement of past investments in the area incurred by Apco. For the reimbursement of our past costs, we recorded a credit to unproved capitalized costs of $278 thousand, and a gain of approximately $2.8 million reflected in Other expense (income) related to seismic investments recorded in prior periods as Exploration expense. The gain has been recorded in Other expense (income) within the total costs and operating expenses in the Consolidated Statements of Income and Comprehensive Income.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(6)	Other Current Assets

The balance of other current assets consisted of the following:

	September 30, 2013	December 31, 2012
	(in Thousands)
Prepaid expense	$2,227	$1,415
Value added tax advances	2,836	2,327
Hydrocarbon subsidy receivable	981	—
Advances with joint venture partners	3,781	356
Interest receivable	84	105
Other current assets	1,151	674
	$11,060	$4,877

(7)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(in Thousands)
Taxes other than income	$3,065	$2,870
Payroll and other general and administrative expenses	1,902	2,205
Advances from joint venture partners	3,131	1,425
Current portion of long-term debt	2,500	500
Accrued oil and gas expenditures	903	—
Other	305	742
	$11,806	$7,742

(8)	Debt and Banking Arrangements

We have borrowed $8 million under our banking agreement.  Our ability to draw funds from the line of credit under this agreement ended in March 2012.  Borrowings under this facility are unsecured and bear interest at the six-month Libor rate plus three percent per annum. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  We are in compliance with all debt covenants as of September 30, 2013.

Aggregate minimum maturities of our debt are as follows:

(in Thousands)
2013	$500
2014	2,500
2015	3,500
2016	1,500
Total	$8,000

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(9)	Contingencies

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009 and 2010.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $742 thousand U.S. dollars).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010. In September 2013, the provincial tax agency of Chubut granted our appeal and submitted the claim files to the provincial Ministry of Economy and Public Credit for review and final decision.

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

Our Level 3 measurements consist of financial instruments related to benefits from the Argentine government hydrocarbon subsidy program known as Oil Plus. We are eligible to earn producer export tax credit certificates based on production and reserve replacement measurements as provided by government regulations. We apply for the certificates and receive them at the discretion of the government. The certificates can be utilized to offset export taxes on hydrocarbon exports from our direct joint venture interests or can be assigned to third parties at face value. We consider certificates assigned to third parties to be financial instruments.

 In February 2012, the Argentine government suspended benefits under the Oil Plus program and ceased granting subsidies to producers. Consequently, we did not realize any benefit from this program in 2012 and we considered all of our unused certificates to be unrealizable as of December 31, 2012.

In early 2013, the government altered its regulations to allow smaller producing companies to resume receiving benefits from the program. Prior to September 30, 2013, certain third parties were allowed to utilize tax certificates that had originally been granted to us and we realized revenues of $1.5 million and $10.2 million, respectively, during the three and nine-month periods ended September 30, 2013.  Realized and unrealized gains from the benefits of these programs included in Income before income taxes are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income.

As of September 30, 2013, the fair value estimate of our remaining and un-utilized financial instruments related to hydrocarbon subsidies is zero. Our fair value estimate is based on a market approach and considers various market participant assumptions, including various levels of required governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized since we are only able to export a limited amount of our production, the legal requirement to transfer the certificates to other parties at nominal value and the expected duration of the government export tax regime and subsidy programs based on current factors.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(11)	Subsequent Events

In October, we received a one-year extension of the exploration permit for the southern part of the Coirón Amargo area. The permit is scheduled to expire in November 2014.

In October, the government allowed a third party to utilize an additional $2 million of Oil Plus tax certificates that had originally been granted to Apco. Accordingly, we will record Other revenues and an account receivable for this amount in October.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and nine-month period ended September 30, 2013, compared with the same periods ended September 30, 2012, and our financial condition since December 31, 2012. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this document and our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview of Three and Nine Months Ended September 30, 2013

During the three months ended September 30, 2013, we recognized a net loss of $6 million attributable to Apco Oil and Gas International Inc. compared with net income of $10.2 million for the three months ended September 30, 2012. During the nine months ended September 30, 2013, net income attributable to Apco Oil and Gas International Inc. was $17.4 million compared with net income of $33 million for the same period in 2012. The decrease in net income for the three and nine month periods ended September 30, 2013, compared with the same periods of 2012 is primarily a result of a $13.7 million non-cash deferred income tax expense related to new tax legislation enacted by the Argentine government in the third quarter of 2013. For additional discussion about the government's regulations and their impact to Apco, see Note 2 - Income Taxes to our consolidated financial statements in Item 1 of this report and "Quantitative and Qualitative Disclosures about Market Risk - Economic and Political Environment" in Item 3 of this report.

The unfavorable change in net income for the three and nine months ended September 30, 2013 compared with the same periods in 2012 was also impacted by lower sales volumes, higher operating costs and expenses, and lower equity income. Partially offsetting these changes to net income were benefits realized from the Oil Plus hydrocarbon subsidy program in Argentina. Additionally, the first nine months of 2013 and 2012 benefited from gains of $3.6 million and $2.8 million, respectively, recognized in other income attributable to farm-outs of part of our working interests in properties in Colombia and Argentina.

Net cash provided by operating activities during the first nine months of 2013 was $43.1 million, an increase of $12.5 million compared with the first nine months of 2012.  We ended the third quarter with cash and cash equivalents of $47 million, or 13 percent of total assets.

See additional discussion about these items in Results of Operations and Financial Condition and Liquidity below.

Operational Update

During the first nine months of 2013, we participated in the drilling of 20 development wells and three exploration wells in our Neuquén basin properties. At the end of the quarter, an additional three wells spud in 2013 were in various stages of drilling or completion. Our development and exploration drilling program to date has experienced delays compared to our planned activity primarily due to lack of rig availability and prolonged concession extension negotiations. Consequently, growth in production volumes from drilling activity has only partially offset normal production declines during the first nine months of 2013 compared with the same period in 2012. Comparably, during the first nine months of 2012, we participated in the drilling of 25 development wells and three exploration wells.

In Argentina, the stated objective of the government is to increase oil and natural gas production through increased investments by YPF S.A. ("YPF"), now majority owned by the Argentine government. YPF has announced an aggressive multi-year investment plan to achieve that objective and various joint venture partnerships to help fund its planned investments. In addition, in 2013 the government announced the creation of a trust fund of up to $2.0 billion for financing energy investments by entities owned by the government. Following these measures, YPF has contracted a significant amount of the drilling equipment and related services available during 2013. As a result, we have experienced significant delays in obtaining equipment to drill planned wells in our Coirón Amargo, Tierra del Fuego and Sur Río Deseado properties this year. The lack of readily available drilling equipment continues to hamper our ability to stem production declines from our mature properties in the near term.

During the first nine months of 2013, we drilled two wells in the Llanos 32 block in Colombia. The first well, the Bandola #1, was drilled near the Maniceño discovery drilled in 2012 and was completed in April and put on production from the Mirador formation. Studies are underway to optimize field production and operating costs. The second well, the Llanita #1, was drilled on a prospect in the southern half of the block and was determined to be unproductive. We recorded dry hole expense of approximately $1.4 million for this well year-to-date. In Block 32 we also participated in the acquisition of

Index

approximately 98 square kilometers of 3D seismic information at an estimated cost net to Apco of $1.2 million. We have a 20 percent working interest in the Llanos 32 block.

In the Llanos 40 block of Colombia where we have a 50 percent working interest, we are scheduled to begin a four-well exploration drilling campaign in the fourth quarter.

In the second quarter of 2013, we executed a farm-out agreement under which we will assign a portion of our working interest in the Turpial block of Colombia subject to governmental approval. The terms of the agreement include a reimbursement of past seismic and drilling costs incurred by us for approximately $8.4 million and a carry of current and future exploration investments. A committed exploration well has been delayed until the fourth quarter or early 2014.

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

In July of 2013, we received the remaining governmental approval of our agreements with the province of Tierra del Fuego to extend the term of our concessions by the ten years provided for in Hydrocarbon Law 17,319.  One agreement extends the concession term for the Las Violetas concession. A second agreement extends the concession terms for the Río Cullen and Angostura concessions. The ten-year extensions for all three concessions run through August 17, 2026.  Key terms of the Las Violetas agreement include a bonus payment of $5 million ($1.3 million net to Apco), an increase in the provincial production tax rate from 12 percent to 15 percent, and an exploitation investment commitment of $41.9 million ($10.8 million net to Apco), including the drilling of 18 wells and required facilities and $5 million of exploration investments.

In October, we received a one-year extension of the exploration permit for the southern part of the Coirón Amargo area. The permit is scheduled to expire in November 2014.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2013, compared with the three and nine months ended September 30, 2012.  Please read this information in conjunction with the Consolidated Statements of Income and Comprehensive Income.

	For the Three Months Ended September 30,
	2013	2012	$ Change from 2012	% Change from 2012
	(in Thousands)
Total revenues	$33,672	$34,966	$(1,294)	(4)%
Total costs and operating expenses	27,651	27,552	99	—%
Operating income	6,021	7,414	(1,393)	(19)%
Investment income	4,482	6,363	(1,881)	(30)%
Income taxes	16,533	3,533	13,000	368%
Less: Net income attributable to noncontrolling interests	8	13	(5)	(38)%
Net income attributable to Apco	$(6,038)	$10,231	$(16,269)	(159)%

	For the Nine Months Ended September 30,
	2013	2012	$ Change from 2012	% Change from 2012
	(in Thousands)
Total revenues	$110,741	$98,009	$12,732	13%
Total costs and operating expenses	84,777	75,827	8,950	12%
Operating income	25,964	22,182	3,782	17%
Investment income	16,069	21,864	(5,795)	(27)%
Income taxes	24,588	11,015	13,573	123%
Less: Net income attributable to noncontrolling interests	30	44	(14)	(32)%
Net income attributable to Apco	$17,415	$32,987	$(15,572)	(47)%

Total Revenues

Total revenues for the three months ended September 30, 2013, decreased by $1.3 million primarily due to lower product sales revenues, partially offset by higher Other revenues, compared with the same period in 2012. For the first nine months of 2012, Total revenues increased by $12.7 million compared with the same period in 2012 primarily due to the combination of higher product sales revenues driven by the impact of our Colombian operations and higher Other revenues. The three and nine month periods ended September 30, 2013, included the positive impact of $1.5 million and $10.2 million in Other revenues, respectively, related to benefits from the Oil Plus hydrocarbon subsidy program in Argentina. Absent the impact of these benefits, we estimate that Total revenues - including Other revenues - would have decreased during the third quarter of 2013 by approximately eight percent, and increased by approximately three percent during the first nine months of 2013, compared with the comparable periods of 2012. The following tables and discussion explain the components and variances in operating revenues.

Index

The three and nine month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Sales Volumes
Oil (bbls)	345,886	402,189	(14)%	1,106,669	1,112,338	(1)%
Natural gas (mcf)	1,508,785	1,596,095	(5)%	4,326,553	4,531,475	(5)%
LPG (tons)	2,365	2,658	(11)%	7,481	7,918	(6)%
Oil, Natural gas and LPG (boe)	625,102	699,396	(11)%	1,915,551	1,960,502	(2)%

Average Sales Prices
Oil (per bbl)	$79.29	$75.72	5%	$77.40	$74.95	3%
Natural gas (per mcf)	2.82	2.28	24%	2.94	2.44	21%
LPG (per ton)	181.83	255.84	(29)%	207.86	278.61	(25)%

Revenues ($ in thousands)
Oil revenues	$27,425	$30,454	(10)%	$85,652	$83,373	3%
Natural gas revenues	4,258	3,646	17%	12,704	11,039	15%
LPG revenues	430	680	(37)%	1,555	2,206	(30)%
	$32,113	$34,780	(8)%	$99,911	$96,618	3%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues as follows:

	Three Months Ended September 30,
	Oil	Gas	LPG	Total
	(in Thousands)
2012 Sales	$30,454	$3,646	$680	$34,780
Changes due to volumes	(4,464)	(246)	(53)	(4,763)
Changes due to prices	1,435	858	(197)	2,096
2013 Sales	$27,425	$4,258	$430	$32,113

	Nine Months Ended September 30,
	Oil	Gas	LPG	Total
	(in Thousands)
2012 Sales	$83,373	$11,039	$2,206	$96,618
Changes due to volumes	(439)	(602)	(91)	(1,132)
Changes due to prices	2,718	2,267	(560)	4,425
2013 Sales	$85,652	$12,704	$1,555	$99,911

Oil Revenues

The decrease in Oil revenues during the third quarter of 2013 is due to lower sales volumes partially offset by the benefit of higher oil prices.  The increase in Oil revenues for the first nine months of 2013 is due primarily to higher realized prices compared with the same period in 2012. During the three and nine month periods ended September 30, 2013, the positive impact of volumes from our Colombian operations was more than offset by a decline in volumes from our Argentine operations compared with the same periods in 2012. The decline in volumes from our Argentine operations was caused by the combination of delayed investment activities from lack of rig availability and prolonged concession extension negotiations, performance of new wells, and the impact of unfavorable changes in oil inventories.

Index

Other Revenues

Other revenues increased by $1.4 million during the third quarter of 2013 and $9.4 million during the first nine months of 2013 compared with the same periods of 2012. The increase in 2013 is due to the utilization of government tax credit certificates in Argentina from the Oil Plus hydrocarbon subsidy program.

In October, the government allowed a third party to utilize an additional $2 million of Oil Plus tax certificates that had originally been granted to Apco. Although we qualify for additional tax credit certificates, we cannot predict if Apco will be able to realize any additional benefits from the program in the future. For further explanation regarding the hydrocarbon subsidy programs, see Note 1 - Basis of Presentation and Summary of Accounting Policies - Other Revenues - Government Tax Credit Certificates and Note 10 - Fair Value Measurements to our consolidated financial statements in Item 1 of this report, and MD&A - Oil and Natural Gas marketing - Hydrocarbon Subsidy Programs in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Total Costs and Operating Expenses

During the third quarter of 2013, Total costs and operating expenses increased by $99 thousand compared with third quarter 2012 primarily due to the combination of greater production and lifting costs and depreciation, depletion and amortization expense, and higher foreign exchange losses, partially offset by lower exploration expense.  Notable variances for the comparable quarters include the following:

•
Production and lifting costs increased by $559 thousand primarily due to increased work-over activity in our Neuquén basin properties and the impact of inflation in Argentina on our operations, partially offset by lower production volumes;

•
Selling and administrative costs increased $327 thousand due to higher salary and personnel costs in both Argentina and our executive office. We incurred greater allocated administrative expenses under our administrative services agreement with WPX during 2013;

•
Depreciation, depletion and amortization expense increased by $720 thousand due primarily to higher depreciation rates, which were partially offset by the impact of lower sales volumes (see additional discussion below);

•	Exploration expense decreased by $2.2 million primarily due to the absence of dry hole expense recorded in the third quarter of 2012; and

•
Foreign exchange loss (gains) increased by $922 thousand compared to the same period in 2012 due to the combination of higher cash balances denominated in pesos and peso devaluation experienced in 2013.

During the first nine months of 2013, Total costs and operating expenses increased by $9.0 million compared with the same period in 2012 primarily due to greater production and lifting costs and depreciation, depletion and amortization expense, and higher foreign exchange losses, partially offset by lower exploration expense.  Notable variances for the comparable periods include the following:

•
Production and lifting costs increased by $5.1 million due to the impact of inflation in Argentina on our operations, increased costs associated with the growth of our operations in Coirón Amargo, and the impact of our Colombian operations which did not begin to incur operating costs until production began in the third quarter of 2012;

•
Selling and administrative costs increased $1.7 million due to higher salary and personnel costs in both Argentina and our home office. We incurred greater allocated administrative expenses during 2013 under our administrative services agreement with WPX;

•
Depreciation, depletion and amortization expense increased by $6.2 million due primarily to higher depreciation rates and the impact of our Colombian operations which did not begin to incur depletion expense until production began in the third quarter of 2012 (see additional discussion below);

•	Exploration expense decreased by $6 million due to lower geologic and geophysical exploration activity in 2013 compared with 2012; and

•
Foreign exchange loss (gains) increased by $2.4 million compared to the same period in 2012 primarily due to the combination of higher cash balances denominated in pesos and peso devaluation experienced in 2013. During the first

Index

nine months of 2012, exchanges losses in Argentina were more than offset by exchange gains in Colombia. We did not experience any exchange gains in Colombia to offset the exchange losses in Argentina during the first nine months of 2013.

Depreciation, Depletion and Amortization Expenses (“DD&A”)

The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties are shown in the following table:

	Three Months Ended September 30,		Change from 2012	% Change from 2012		Nine Months Ended September 30,		Change from 2012	% Change from 2012
	2013	2012				2013	2012
Consolidated Sales Volumes (Boe)	625,102	699,396	(74,294)	(11)%		1,915,551	1,960,502	(44,951)	(2)%
DD&A Rate per Boe	$12.50	$10.21	$2.29	22%		$12.70	$9.30	$3.40	37%
DD&A Expense (in Thousands)	$7,814	$7,143	$671	9%	(1)	$24,320	$18,238	$6,082	33%	(1)

(1) Percentage totals may not sum due to rounding

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates.

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in Thousands)
2012 DD&A	$7,143	$18,238
Changes due to volumes	(929)	(571)
Changes due to rates	1,600	6,653
2013 DD&A	$7,814	$24,320

Our weighted average DD&A rate increased in the third quarter and first nine months of 2013 compared with the same periods in 2012 due to the impact of a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the same periods of 2012. Additionally, our DD&A rates have increased as a result of a reduction in proved developed reserves experienced in the fourth quarter of 2012 due to downward revisions of previous estimates. We also are recording DD&A expense related to our Colombian operations of $1.1 million and $3.6 million for the third quarter and first nine months of 2013, respectively, compared with approximately $400 thousand of DD&A expense during the same periods in 2012 when production began in the third quarter of 2012.

In July of 2013, we received the remaining governmental approval for our concession extensions in Tierra del Fuego.  Incremental proved reserves resulting from these extensions were included in our oil and gas depreciation calculation beginning in the third quarter of 2013, resulting in a favorable impact on the rate of depreciation for those properties compared with recent periods. We continue working to obtain the ten-year concession extension for our properties in Río Negro. We expect to experience a favorable effect on future DD&A rates beginning in periods when the extensions are obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income

Total investment income decreased by $1.9 million for the third quarter and $5.8 million for the first nine months of 2013 compared with the same periods of 2012 due primarily to lower Equity income from Argentine investment.  The decrease in our equity income for the periods in 2013 is due to lower net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is primarily a result of lower revenues driven by lower sales volumes coupled with increases in production and lifting costs, greater depreciation, depletion and amortization expense and higher foreign exchange losses. Total oil sales volumes related to our equity interests in Petrolera decreased by 19 percent and 11 percent for the three and nine months ended September 30, 2013, compared with the same periods in 2012. The decrease in volumes for both periods is

Index

related to the impact of unfavorable changes in oil inventories combined with a ten and eight percent decline in production volumes for the third quarter and first nine months of 2013 compared with the same periods of 2012.

Income Tax

Income tax expense increased by $13.0 million during the third quarter of 2013 and $13.6 million during the first nine months of 2013 compared with the same periods of 2012 primarily due to new tax legislation in Argentina. In September 2013, the Argentine government enacted certain tax reform legislation related to capital gains and dividends. Included in the tax reform is the removal of the income tax exemption on income derived from the sale of shares, titles, bonds and other securities that has been provided to non-Argentine residents since 1991. Effective immediately, the sale of such securities is subject to an effective 13.5 percent capital gain tax on the gross proceeds. As a result of the Argentine tax reform, we recorded a $13.7 million deferred tax expense for the new capital gain tax associated with our equity investment in Petrolera. The new capital gain tax related to our equity interest in the shares of Petrolera will increase our effective tax rate in future periods, and our accrual for deferred income tax expense will increase by 13.5 percent of the amount of undistributed earnings from our investment in Petrolera. Undistributed earnings are the difference between our equity income and dividends received from our investment in Petrolera. For additional discussion about the government's regulations and their impact to Apco, see Note 2 - Income Taxes to our consolidated financial statements in Item 1 of this report and "Quantitative and Qualitative Disclosures about Market Risk-Economic and Political Environment" in Item 3 of this report.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending September 30,
	Three Months		Nine Months
	2013	2012	2013	2012
Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	345,886	402,189	1,106,669	1,112,338
Gas (Mcf)	1,508,785	1,596,095	4,326,553	4,531,475
LPG (tons)	2,365	2,658	7,481	7,918
Barrels of oil equivalent (Boe)	625,102	699,396	1,915,551	1,960,502
Equity interests (2)
Crude oil and condensate (Bbls)	348,821	431,474	1,113,878	1,257,323
Gas (Mcf)	736,217	754,301	1,937,858	2,178,638
LPG (tons)	2,824	2,958	8,318	8,673
Barrels of oil equivalent (Boe)	504,665	591,906	1,534,462	1,722,209
Total volumes
Crude oil and condensate (Bbls)	694,707	833,663	2,220,547	2,369,661
Gas (Mcf)	2,245,002	2,350,396	6,264,411	6,710,113
LPG (tons)	5,189	5,616	15,799	16,591
Barrels of oil equivalent (Boe)	1,129,767	1,291,302	3,450,013	3,682,712

Total volumes by basin
Neuquén	916,924	1,081,211	2,788,477	3,097,931
Austral	155,576	138,766	462,567	425,707
Llanos	26,916	25,985	100,253	25,985
Others	30,351	45,340	98,716	133,089
Barrels of oil equivalent (Boe)	1,129,767	1,291,302	3,450,013	3,682,712

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$79.29	$75.72	$77.40	$74.95
Gas (per Mcf)	2.82	2.28	2.94	2.44
LPG (per ton)	181.83	255.84	207.86	278.61
Equity interests (2)
Oil (per bbl)	$77.85	$74.83	$76.29	$74.93
Gas (per Mcf)	3.28	2.44	3.28	2.66
LPG (per ton)	173.89	237.29	191.29	264.66
Average Production Costs per Boe (3):
Production and lifting cost	$13.72	11.46	$13.57	$10.65
Taxes other than income	$9.20	8.71	$9.13	$9.06
DD&A	$12.50	10.21	$12.70	$9.30
 (1) Volumes presented in the above table have not been reduced by the approximately 12 to 18.5 percent provincial production tax that we account for as an expense in Argentina.
(2) The equity interest presented above reflects our interest in our equity investee's sales volumes and prices. The revenues resulting from the equity interest sales volumes and prices are not consolidated within our revenues. See our consolidated financial statements and Note 1-Basis of Presentation and Summary of Accounting Policies and Note 3-Investment in Petrolera Entre Lomas S.A. to our consolidated financial statement in Item 1 of this report for additional explanation of the equity method of accounting for our investment in Petrolera.

Index

(3) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“Boe”).  Six Mcf of gas are equivalent to one Boe and one ton of LPG is equivalent to 11.735 Boes.

Financial Condition

Outlook

Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. We derive more than 80 percent of our total product revenues from the sale of oil. Oil price realizations for crude produced and sold in Argentina are significantly influenced by Argentine governmental actions. Since the beginning of 2012, oil prices in Argentina have stabilized at approximately $75 per barrel, but have begun to increase and reached $78 per barrel in the third quarter of 2013. Oil price realizations in Argentina continue to be negotiated on a short-term basis.

Inflation in Argentina has been persistent for some time.  In contrast, the Argentine peso has not experienced a commensurate level of devaluation resulting in considerable increases in our U.S. dollar cost of operations and capital expenditures.  Consequently, the combination of relatively flat oil prices mentioned above and inflation in Argentina without a commensurate level of peso devaluation has resulted in lower operating margins and lower operating income generated in Argentina for both Apco and Petrolera.

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

In September 2013, the Argentine government enacted certain tax reform legislation related to dividends and capital gains. Effective upon publication, the tax reform imposes a ten percent tax on dividends, profit distributions and remittances by permanent establishments (or branches) made to Argentine individuals and foreign shareholders. This new tax will apply to our dividends received from Petrolera, branch remittances, and any dividends made by our subsidiaries. The tax reform also includes an effective 13.5 percent income tax for foreign parties (non-Argentine residents) on income derived from the sale of shares, titles, bonds and other securities. For additional discussion about the government's regulations, see Note 2 - Income Taxes to our consolidated financial statements in Item 1 of this report and "Quantitative and Qualitative Disclosures about Market Risk - Economic and Political Environment" in Item 3 of this report.

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

Index

programs with internally generated cash flow, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond our ability to fund from operations.

As a result of the current exchange control restrictions that have obstructed the ability to move funds out of Argentina at the official rate of exchange, we have received fewer dividends from our investment in Petrolera during 2013 and 2012 compared with prior years.  We continue to operate our business under the assumption that the receipt of dividends abroad from our investment in Petrolera will contribute to the funding of our operations outside of Argentina.  However, because of the current regulatory environment, the receipt of dividends abroad from our investment in Petrolera may not be a reliable source of funding for our operations outside of Argentina in the near term, and consequently we may need other sources of funding, including drawing down our existing cash reserves or farm-outs, to meet our plans and exploration commitments outside of Argentina.

With our cash and cash equivalents balance at September 30, 2013, of $47 million, or 13 percent of total assets, and the ability to generally adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2013.

Our liquidity is affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of September 30, 2013, $5.3 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution.

Cash Flow Analysis

The following table summarizes the change in cash and cash equivalents for the periods shown.

	Nine Months Ended September 30,
	2013	2012
	(in Thousands)
Net cash provided (used) by:
Operating activities	$43,124	$30,583
Investing activities	(28,895)	(43,340)
Financing activities	(25)	4,819
Increase (decrease) in cash and cash equivalents	$14,204	$(7,938)

Operating Activities

Our net cash provided by operating activities totaled $43.1 million for the first nine months of 2013, compared with $30.6 million during the same period in 2012.  The increase in cash provided by operating activities was primarily due to the positive impact of our Colombian operations, the realization of benefits from the Oil Plus program and a decrease in exploration activity in the first nine months of 2013 compared with 2012.  These positive variances were partially offset by lower dividends from our Argentine investment. See additional discussion of dividends from our Argentine investment in “-Financial Condition” and “-Liquidity.”

Investing Activities

During the first nine months of 2013, capital expenditures totaled $40.9 million, most of which was invested in drilling in our Neuquén basin properties and exploration drilling in Colombia, compared with $44.9 million of capital expenditures in 2012.  We also received proceeds of $8.4 million related to a farm-out in Colombia during the first nine months of 2013, compared with proceeds of $3.1 million related to a farm-out in Argentina during the same period of 2012. Additionally, we received $3.6 million during the first nine months of 2013 as a return of collateral previously used for letters of credit, compared with $1.5 million used as collateral during the same period of 2012.

Financing Activities

During the first nine months of 2013, we paid $25 thousand in dividends to non-controlling interests compared with $1.2 million paid to shareholders and non-controlling interests during the same period in 2012, and we had no bank borrowings in 2013 compared with $6 million in borrowings from our banking agreement during the same period in 2012.

Index

Contractual Obligations

Our contractual obligations have decreased by approximately $13.3 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, as a result of drilling and exploration activities during the first nine months of 2013 and the farm-out of a portion of our working interest in one of our Colombian properties in the second quarter of 2013.
As described elsewhere in this report, in July 2013, the terms of our concessions in Tierra del Fuego were extended for an additional ten years. As a result of the extensions, we agreed to make expenditures for oil and gas activities net to our direct working interest of approximately $13.9 million during the next five years. We expect to fund these expenditures with cash provided by operating activities.

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

Since the economic crisis of 2001 and 2002, when the value of the peso was suddenly reduced from an exchange rate of one peso to one US dollar to an exchange rate of three pesos to one US dollar, the Argentine economy has generally grown at strong rates ranging from two to ten percent annually. However, actual inflation escalated during this same period at rates ranging from 15 to 30 percent annually over the last several years. As a result of government efforts to support the value of the peso in this environment, the peso’s value has not declined in proportion to the level of actual inflation thereby substantially increasing the cost of living in Argentina and the US dollar cost of our operations and capital expenditures in the country. Because the peso has not been permitted to devalue in proportion to the actual inflation experienced in the country, there has been, in the recent past, capital flight out of Argentina due to a lack of confidence in the value of the peso at the official exchange rate. In addition, the Central Bank of Argentina´s foreign reserves have declined from $43 billion dollars as of December 31, 2012, to $35 billion as of September 30, 2013.

In October of 2011 and July of 2012, the government implemented regulations restricting access to foreign exchange markets, including the purchase of foreign currency (US dollars) through the Central Bank of Argentina at the official rate of exchange. These regulations were augmented by formal and informal restrictions including approvals from both the Central Bank and AFIP.  As a result, movement of funds out of Argentina through the Central Bank at the official exchange rate has been restricted. The purchase of foreign currency for transactions such as the repayment of debt is not restricted. Companies that are generating free cash flow find themselves accumulating local currency in Argentina.

An alternative way for companies to send money out of Argentina exists and consists of purchasing marketable securities in Argentina with pesos and selling them abroad in foreign currency. As of September 30, 2013, the implicit exchange rate derived from this type of transaction was approximately 55 percent above the official exchange rate. The resulting spread between such implicit exchange rate and the official rate of exchange is an indicator that an official devaluation of the Argentine peso may occur.

A devaluation of the Argentine peso would likely result in foreign exchange losses to the extent of net monetary assets held by us in Argentine pesos that are translated on the balance sheet at the closing exchange rate.  A devaluation could also lower our product price realizations and reduce our peso-denominated costs. Although we cannot predict the outcome of any future peso devaluation, a devaluation could have a negative impact on our results of operations.

At December 31, 2012, the peso to US dollar official rate of exchange rate was 4.92:1.  At September 30, 2013, the official exchange rate was 5.79:1 and our net monetary assets denominated in Argentine pesos was $5.9 million.  Additionally, Petrolera had a balance of net monetary assets denominated in pesos of approximately $7.2 million as of September 30, 2013.

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

In September 2013, the Argentine government enacted certain tax reform legislation related to dividends and capital gains. The tax reform imposes a ten percent tax on dividends, profit distributions and remittances by permanent establishments (including branches) made to Argentine individuals and foreign shareholders. The ten percent dividend tax will apply to Apco on dividends received from Petrolera, branch remittances, and any dividends paid by our subsidiaries. The new dividend tax will be accrued when dividends are distributed in future periods. The tax reform also removes the income tax exemption on income derived from the sale of shares, titles, bonds and other securities that has been provided to non-Argentine residents since 1991. Effective immediately, the sale of such securities is subject to an effective 13.5 percent capital gain tax. For additional discussion about the impact to Apco related to these new regulations, see Note 2 - Income Taxes to the consolidated financial statements, and "Management's Discussion and Analysis - Results of Operations" in Items 1 and 2 of this report.

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

Midterm legislative elections were held in October 2013. Following the elections, the president's political party maintains its control of a simple majority of both legislative houses. However, the president's party won proportionately less votes than in previous elections, and the president lacks the two-thirds majority needed to amend the constitution to permit the president to run for reelection to a third term. The president's current term expires at the end of 2015.

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

During 2013, YPF has created partnerships with Chevron and Dow Chemicals to increase unconventional investments. YPF and Chevron announced a partnership in which Chevron will invest $1.2 billion using new capital to acquire an interest in Vaca Muerta production from certain producing assets including the Loma la Lata Norte and Loma Campana concessions. Included in the joint venture are plans for Chevron to drill 100 wells to the Vaca Muerta formation. Subsequent to the Chevron announcement, the government issued Decree 929 which allows oil companies to export 20 percent of production free from export tax after the fifth year for projects whose investments exceed $1 billion during the first five years. YPF and Dow Chemicals will also target Vaca Muerta in the Neuquén basin.

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

Third-Quarter 2013 Changes in Internal Controls

There have been no changes during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

APCO OIL AND GAS INTERNATIONAL INC.
(Registrant)

By:      /s/ Benjamin A. Holman
Chief Accounting Officer and Controller
(Duly Authorized Officer
and Principal Accounting Officer)

November 7, 2013

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