Form 10-Q
period 2014-03-31
APCO OIL & GAS INTERNATIONAL INC
filed 2014-05-08
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 7, 2014
Ordinary Shares, $0.01 Par Value	9,139,650 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements.  For a detailed discussion of those factors, see Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,346	$48,566
Accounts receivable	14,972	17,209
Inventory	5,986	5,295
Restricted cash	5,210	5,040
Other current assets	6,458	11,232
Total current assets	71,972	87,342
Property and Equipment:
Cost, successful efforts method of accounting	372,900	352,011
Accumulated depreciation, depletion and amortization	(200,000)	(190,716)
	172,900	161,295

Argentine investment, equity method	126,721	125,244
Restricted cash	300	470
Other assets (net of allowance of $304 at March 31, 2014 and $369 at December 31, 2013)	843	903
Total Assets	$372,736	$375,254
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,767	$16,935
Affiliate payables	1,432	877
Accrued liabilities	9,512	12,331
Income taxes payable	4,854	7,084
Total current liabilities	32,565	37,227

Long-term debt	3,500	5,000
Deferred income tax liability	12,973	12,358
Long-term liabilities	5,183	5,211
Contingent liabilities and commitments (Note 9)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,624)	(1,624)
Retained earnings	310,481	307,427
Total shareholders' equity	318,257	315,203
Noncontrolling interests in consolidated subsidiaries	258	255
Total equity	318,515	315,458
Total liabilities and equity	$372,736	$375,254

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands except per share amounts)	Three months ended
	March 31,
	2014	2013
REVENUES:
Oil revenues	$24,988	$27,418
Natural gas revenues	4,467	4,181
LPG revenues	435	572
Other revenues	696	3,108
Total revenues	30,586	35,279
COSTS AND OPERATING EXPENSES:
Production and lifting costs	7,518	8,865
Taxes other than income	5,751	5,718
Transportation and storage	376	613
Selling and administrative	3,476	3,468
Depreciation, depletion and amortization	9,503	7,161
Exploration expense	48	774
Foreign exchange losses	1,252	351
Other expense	351	321
Total costs and operating expenses	28,275	27,271
TOTAL OPERATING INCOME	2,311	8,008
INVESTMENT INCOME:
Interest and other income	473	135
Equity income from Argentine investment	1,477	5,330
Total investment income	1,950	5,465
Income before income taxes	4,261	13,473
Income taxes	1,204	3,530
NET INCOME	3,057	9,943
Less: Net income attributable to noncontrolling interests	3	10
Net income attributable to Apco Oil and Gas International Inc.	$3,054	$9,933
OTHER COMPREHENSIVE INCOME:
Comprehensive income (loss) attributable to Apco Oil and Gas International Inc.	$3,054	$9,933
Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.10	$0.34
Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441
Cash dividends declared per ordinary share	$—	$—
Cash dividends declared per Class A share	$—	$—

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Three Month Period Ended March 31,
(Amounts in thousands)	2014			2013
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total
Beginning Balance	$315,203	$255	$315,458	$296,734	$242	$296,976
Net income	3,054	3	3,057	9,933	10	9,943
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive net income	3,054	3	3,057	9,933	10	9,943
Cash dividends declared	—	—	—	—	—	—
Dividends and distributions to
noncontrolling interests	—	—	—	—	—	—
Ending Balance	$318,257	$258	$318,515	$306,667	$252	$306,919

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
(Amounts in thousands)	March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	3,057	$9,943
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(1,477)	(5,330)
Deferred income tax expense	307	3
Depreciation, depletion and amortization	9,503	7,161
Provision for loss on property, plant & equipment	—	632
Changes in accounts receivable	2,237	1,542
Changes in inventory	(910)	(580)
Changes in other current assets	1,120	(3,022)
Changes in accounts payable	451	122
Changes in affiliate payables, net	555	452
Changes in accrued liabilities	(665)	(213)
Changes in income taxes payable	(2,230)	1,297
Effect of exchange rate changes on cash and cash equivalents, and changes in other assets and liabilities	4,939	762
Net cash provided by operating activities	16,887	12,769
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(21,486)	(13,300)
Changes in restricted cash	—	3,579
Net cash used in investing activities	(21,486)	(9,721)
CASH FLOW FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(4,621)	(674)

Increase (decrease) in cash and cash equivalents	(9,220)	2,374
Cash and cash equivalents at beginning of period	48,566	32,669
Cash and cash equivalents at end of period	$39,346	$35,043
________________________
* Increases to property plant and equipment, net of asset dispositions	$(20,889)	$(11,734)
Provision for loss on PP&E	—	(632)
Changes in related accounts payable, accrued and other liabilities	(597)	(934)
Capital expenditures	$(21,486)	$(13,300)
See accompanying notes.

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

Apco began E&P activities in Argentina in the late 1960s, and as of March 31, 2014, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

The unaudited, consolidated financial statements of Apco included herein do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In our opinion, all normal recurring adjustments have been made to present fairly the results of the three-month periods ended March 31, 2014 and 2013.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.  Restricted cash is not considered cash or a cash equivalent due to the restricted nature. Included in the balance of cash and cash equivalents is $14.4 million and $15.8 million of cash denominated in Argentine pesos as of March 31, 2014, and December 31, 2013, respectively. These cash balances were measured in U.S. dollars using peso to U.S. dollar exchange rates of 8.00:1 and 6.52:1 as of March 31, 2014, and December 31, 2013, respectively. See the effect of exchange rate changes on cash balances held in foreign currencies in the Consolidated Statements of Cash Flows.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Restricted Cash
Restricted cash is $5.5 million as of March 31, 2014 and December 31, 2013. As part of the contractual requirements of our blocks in Colombia, the government requires letters of credit to guarantee exploration investment commitments. The letters of credit are collateralized by cash and expire on various dates in 2014 and 2015.  We consider cash used as collateral to be restricted. The restricted cash is invested in a short-term money market account with a financial institution.

Inventory Valuation
Our inventory includes hydrocarbons of $1.1 million at March 31, 2014, and $1.3 million at December 31, 2013, which are accounted for at production cost, and spare-parts materials of $4.9 million at March 31, 2014 and $4 million at December 31, 2013, which are accounted for at the lower of cost or market.

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

Other Revenues - Government Tax Credit Certificates
Apco is eligible to earn producer export tax credit certificates as a result of our oil and gas producing activities in Argentina, where the government created various hydrocarbon subsidy programs to promote increased oil production and reserves. The programs grant qualifying companies economic benefits in the form of tax credit certificates that can be utilized to offset export taxes on hydrocarbon exports or can be transferred to third parties at face value. Apco qualified for these certificates during periods from 2008 to 2013, but did not meet reserve replacement criteria to qualify and earn credits during 2014. Apco could qualify to earn more credits if it meets necessary production and reserve replacement criteria in the future. Gains from these certificates are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income. See Note 10 for additional discussion about these programs.

Nonmonetary Transactions
We account for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first three months of 2014 and 2013, we delivered a volume of our natural gas to third parties to satisfy a portion of our provincial production tax obligation.  The crude natural gas that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $241 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first three months of 2014, and $257 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first three months of 2013.

Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(2)	Income Taxes
We recorded expenses for income taxes as presented in the following table:

	Three months ended March 31,
	2014	2013
	(Thousands)
Income taxes:
Current	$897	$3,527
Deferred	307	3
Income tax expense	$1,204	$3,530

We are domiciled in the Cayman Islands where there is currently no income tax.  However, we are subject to income taxes in Argentina and Colombia.  We currently pay income tax only in Argentina where most of our oil and gas income generating activities are presently located. Equity income from our investment in Petrolera is recorded on an after-tax basis.

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

The effective income tax rate for the three months ended March 31, 2014, is lower than the statutory rate in Argentina due primarily to the equity income from investment in Petrolera, partially offset by the new Argentine capital tax enacted in 2013 and expense incurred outside of Argentina. The effective income tax rate for the three months ended March 31, 2013, is lower than the statutory rate in Argentina due to our equity income from investment in Petrolera partially offset by losses in Colombia for which no tax benefit has been recorded.

As of March 31, 2014 and December 31, 2013, we had no unrecognized tax benefits or reserve for uncertain tax positions.

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

The carrying amount of our investment in Petrolera is greater than our proportionate share of Petrolera’s net equity by $986 thousand.  The reasons for this basis difference are: (i) goodwill recognized on our acquisition of additional Petrolera shares in 2002 and 2003; (ii) recognition of a provision for a doubtful account associated with a receivable held by Petrolera; and (iii) a difference from periods prior to 1991 when we accounted for our interest in Petrolera under the cost recovery method, which will be recognized upon full recovery of our investment. Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Petrolera’s financial position was as follows:

	March 31, 2014	December 31, 2013
	(Thousands)
Current assets	$84,896	$78,076
Non current assets	293,549	305,862
Current liabilities	48,813	55,239
Non current liabilities	21,481	23,947

Included in Petrolera’s current assets as of March 31, 2014, is approximately $32 million of cash denominated in Argentine pesos.

Petrolera’s results of operations were as follows:

	Three months ended March 31,
	2014	2013
	(Thousands)
Revenues	$70,138	$74,041
Expenses other than income taxes	57,653	52,778
Net income	3,399	13,062

The comparative decrease in Petrolera’s net income for the first three months of 2014 compared with the same period of 2013 is primarily a result of lower revenues driven by lower oil sales volumes and prices, higher depreciation, depletion and amortization expense and greater foreign exchange losses.

(4) Exploratory Wells and Exploratory Well Costs Pending the Determination of Proved Reserves

The amount of exploratory wells pending the determination of proved reserves was approximately $8.2 million as of March 31, 2014, representing a change of approximately $2.5 million during the first three months of 2014 compared with the balance of $5.7 million as of December 31, 2013. The balance as of March 31, 2014, includes costs of $3.0 million for one well that has been capitalized for greater than one year. We have firm plans and contractual commitments including the drilling of additional exploratory wells during 2014 to assess the reserves related to these wells and their potential development. In addition, we had exploratory wells in progress that had not finished drilling nor been completed of approximately $12.5 million as of March 31, 2014, compared with $3.6 million at December 31, 2013. The increase in exploratory wells in progress is due to greater exploration drilling activity in our Colombian properties.

(5)	Exploration Expenses

	Three months ended March 31,
	2014	2013
	(Thousands)
Geologic and geophysical costs	$48	$142
Dry hole costs	—	632
Total exploration expense	$48	$774

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Our geologic and geophysical costs primarily consist of the acquisition cost of 3D or 2D seismic information. Our dry hole costs are related to the impairment or expensing of unsuccessful exploratory wells or well re-completions of an exploratory nature.  During the first quarter of 2013, $632 thousand was dry hole costs related to our Colombian operations.

(6)	Other Current Assets

The balance of other current assets consisted of the following:

	March 31, 2014	December 31, 2013
	(Thousands)
Prepaid expense	$1,273	$1,557
Value added tax advances	1,749	2,165
Hydrocarbon subsidy receivable	—	2,790
Advances with joint venture partners	2,184	3,589
Other current assets	1,252	1,131
	$6,458	$11,232

(7)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(Thousands)
Taxes other than income	$2,774	$3,621
Payroll and other general and administrative expenses	1,365	2,577
Advances from joint venture partners	1,160	3,220
Current portion of long-term debt	4,000	2,500
Other	213	413
	$9,512	$12,331

(8)	Debt and Banking Arrangements

We have borrowed $7.5 million under our banking agreement.  Our ability to draw funds from the line of credit under this agreement ended in March 2012.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum. We recorded interest expense of $69 thousand and $97 thousand in the periods ended March 31, 2014 and 2013, respectively. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  We are in compliance with all debt covenants as of March 31, 2014. We record the current portion of the debt in Accrued liabilities in our balance sheet. Aggregate minimum maturities of our debt are as follows:

(Thousands)
2014	$2,500
2015	3,500
2016	1,500
Total	$7,500

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(9)	Contingencies

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009 and 2010.  The DGR has claimed that we owe an additional $4.3 million pesos (approximately $537 thousand U.S. dollars as of March 31, 2014).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We initiated an administrative proceeding with the province to challenge the DGR claim in the fourth quarter of 2011.  In February 2012, the province rejected our motion for reconsideration.  We filed an administrative appeal with the Provincial Ministry of Economy in March 2012.  We sold our interest in Cañadón Ramírez at the end of 2010. In September 2013, the provincial tax agency of Chubut granted our appeal and submitted the claim files to the provincial Ministry of Economy and Public Credit for review and final decision.

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

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value due to the frequency and volume of transactions in and the short-term nature of these accounts.  The carrying amount for restricted cash is equivalent to fair value as the funds are invested in a short-term money market account. The fair value of our debt is estimated to approximate the carrying amount as the interest is a floating rate based on Libor. We did not have any Level 1 or Level 2 fair value balances as of March 31, 2014, or December 31, 2013.

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

Our estimate of fair value for financial instruments related to Oil Plus is based on a market approach and considers various market participant assumptions, including numerous levels of governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized since we are only able to export a limited amount of our production, the legal requirement to transfer the certificates to other parties at nominal value and the expected duration of the government export tax regime and subsidy programs based on current factors. For these Level 3 fair value balances, the inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The fair value estimate of our remaining and un-utilized financial instruments related to hydrocarbon subsidies was zero as of March 31, 2014, and December 31, 2013.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Notwithstanding an asset fair value of zero for these financial instruments, we record revenues for the amount of certificates when utilized by third parties. In early 2013, the government altered its regulations to allow smaller producing companies to receive benefits from the program. As a result, prior to March 31, 2014, certain third parties were allowed to utilize tax certificates that had originally been granted to us and we realized revenues of approximately $600 thousand during the first quarter 2014.  Realized and unrealized gains from the benefits of these programs included in Income before income taxes are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income.

(11)	Subsequent Events

In April 2014, severe storms temporarily shut-in most of our oil production in our Neuquén basin properties for approximately three days. Drilling and workover activity was also temporarily suspended. Production resumed to normal levels by mid-April. The storm will impact our operating revenues in the second quarter, and although we do not anticipate significant damages were incurred, an estimate of any such damages cannot be made at this time.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three-month period ended March 31, 2014, and our financial condition since December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of Three Months Ended March 31, 2014
During the first quarter of 2014, net income attributable to Apco Oil and Gas International Inc. was $3.1 million compared with net income of $9.9 million for the first quarter of 2013. Net income was lower in the first quarter of 2014 due to the combination of lower operating revenues, higher operating costs and expenses, and lower equity income. Our 2014 results reflect the impact of a 23 percent devaluation of the Argentine peso during the period. As further discussed in this report, the devaluation impacted our oil price realizations, operating costs including foreign exchange losses, and equity income from Argentine investment in Petrolera. First-quarter 2014 results were also impacted by lower amounts realized from the Oil Plus hydrocarbon subsidy program compared with the same period of 2013.

See additional discussion about these items in Results of Operations and Financial Condition and Liquidity below.

Outlook
During 2014, we will focus on stemming our recent production declines, developing our reserves and exploring primarily in Colombia. In Argentina, development drilling is ongoing in our properties in the Neuquén and Northwest basins, and will soon commence in the Tierra del Fuego properties in the Austral basin. The increase in capital expenditures planned for 2014 compared with recent years is due to drilling activity in Tierra del Fuego and greater exploration drilling in Colombia where we plan to drill nine exploration wells during the year. In addition, we anticipate closing final negotiations with the province of Río Negro to obtain the ten-year concession extension for the portion of the Entre Lomas concession in that province. Obtaining the extension would result in a reclassification of probable reserves to proved reserves, and we would expect a favorable effect on future depreciation rates due to the addition of proved developed reserves resulting in lower depreciation expense.
Oil price realizations in Argentina were temporarily impacted by the peso devaluation and economic conditions during the first quarter of 2014. In May, oil prices were negotiated to be greater than the price prior to the peso devaluation of early 2014, or approximately $9 per barrel greater than the price realized in the first quarter. We believe market conditions will continue to have a positive impact on oil and natural gas prices because there is not sufficient hydrocarbon production in Argentina to meet the demand for energy consumption in the country. We also expect to realize benefits from the Gas Plan II natural gas subsidy program anticipated to impact Apco by the second quarter. This new hydrocarbon subsidy program provides an incentive for producers to effectively earn higher gas prices for increases in natural gas production above base production levels.
Improved commodity prices and the impacts on depreciation expense if we are able to obtain the Entre Lomas concession extension in Río Negro province should also result in improved equity income from Argentine investment in Petrolera throughout the remainder of 2014.
As described below in the operational update for Colombia, we anticipate commencing long-term production testing by the end of the second quarter to continue evaluation of our recently drilled exploration wells. Anticipated revenues from the production tests could have a significant impact on our results of operations during the second half of 2014. Depending on the results of production tests, our 2014 results could also be impacted by impairments or dry hole expense.
Government intervention, foreign-exchange and capital controls, the collection of revenues in pesos, and any further peso devaluation continue to present risks to future income levels expressed in U.S. dollars and the timing and value of repatriations of cash from our Argentine operations. Although our oil prices in Argentina are negotiated and denominated in U.S. dollars, we are paid in pesos, making our oil price realizations sensitive to currency devaluation. Furthermore, at the balance sheet date our net monetary assets and liabilities denominated in pesos are remeasured into our functional currency, which is the U.S. dollar, at the official exchange rate. In Argentina, a parallel market rate exists and was approximately 29 percent greater than the official exchange rate at March 31, 2014. For further discussion about our net monetary assets and liabilities denominated in pesos and the potential impact of changes in exchange rates, see, “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk – Inflation, Foreign Currency and Operations Risk – Economic and Political Environment” in Item 3 of this report.

Index

Operational Update
During the first three months of 2014, we participated in the drilling and completion of five development wells and one exploration well in our Neuquén basin properties. At the end of the quarter, an additional five wells spud in 2014 were in various stages of drilling or completion. During the quarter, two conventional-horizontal wells spud in 2013 were put on production from the Tordillo formation in the Bajada del Palo and Coirón Amargo concessions. We plan to drill four more horizontal wells in these areas during the remainder of 2014.

In Colombia, we spudded six of the nine exploration wells planned in all of our blocks for 2014 during the first quarter. In the Llanos 32 block where we have a 20 percent interest, we began drilling two of the three wells planned for the year. The first well, the Kananaskis-1, was drilled in the southwestern part of the block approximately 24 kilometers from the Maniceño discovery drilled in 2012. The well reached a total depth of 10,764 feet in April and encountered approximately 262 feet of hydrocarbon column in the Mirador and Gacheta formations. Initial short-term production testing of the Kananaskis-1 was completed in May. Four separate zones were tested in the well and all four zones produced hydrocarbons. The Mirador zone tested an average of 3,555 barrels of oil per day of 30-degree API oil over an eight-hour test under natural flowing conditions. The additional three zones tested produced both natural gas and condensate. Further production history will be required to determine the stabilized flow rates and the extent of all the reservoirs. The well is expected to be placed on long-term testing after governmental approval which is expected by the end of May.

The second well spud in Llanos 32, the Carmentea-1, reached a total depth of 11,625 feet in April and encountered approximately 197 feet of oil column in the Mirador and Gacheta formations. Subsequent to the end of the quarter, we began drilling the third exploration well planned for Llanos 32, the Calona-1well. The Calona-1 encountered approximately 128 feet of hydrocarbon column in the Mirador, Guadalupe and Gacheta formations. Long-term testing of these wells is expected to begin by the end of July.

In the Llanos 40 block where we have a 50 percent working interest, we spudded three of our planned four-well exploration campaign during the first quarter. The first two wells, the Celtis-1 and Ardisia-1, were drilled from the same pad to total depths of 9,900 and 9,516, feet respectively and cased for testing. The Celtis-1 well encountered approximately 18 feet of oil column in the Une formation. The well was tested using an electric submersible pump and the stabilized production rate was 600 barrels of oil per day over a seven-day period with a 38 percent water cut. The Ardisia-1 well was tested in April and did not recover commercial hydrocarbon volumes. The Ardisia-1 was subsequently converted to a water disposal well to handle future volumes of water produced from the Celtis-1 well. As of March 31, 2014, we have incurred approximately $3.5 million for the Celtis-1 well and $1.7 million for the Ardisia-1 well.
The third well drilled in the Llanos 40 block, the Begonia-1, reached a total depth of 9,458 feet in April and encountered approximately 28 feet of oil column in the Carbonera 7 formation. It was tested in April at stabilized rates of 2,050 barrels of oil per day over a seven-day period with a less than one percent water cut. Subsequent to the end of the first quarter, the fourth exploration well of the Llanos 40 campaign, the Berbena-1, was drilled and reached a total depth of 9,670 feet. The Berbena-1 well was determined to be unproductive and was converted to a water disposal well to handle anticipated future volumes of water produced from the Begonia-1 well. As of March 31, 2014, we have incurred approximately $2.2 million for the Begonia-1 well and $1.5 million for the Berbena-1well.
We anticipate commencing long-term production testing at the Celtis-1 and Begonia-1 wells by the end of the second quarter. We will evaluate the recoverability of the carrying value of these assets when results from the long-term production tests provide sufficient information to estimate reserves and future net revenues from these investments.

In the Turpial block, we drilled and cased the first of two planned exploration wells for the year, the Turpiales-2, during the first quarter and encountered approximately 52 feet of hydrocarbon column in the Real formation. A core sample was taken from the well and completion and testing operations are anticipated during the second quarter. The process to obtain governmental approval of the farm-out agreement under which we assigned a portion of our working interest in the Turpial block is ongoing. The second exploration commitment well, the Turpiales-3, is scheduled to be drilled by the end of the third quarter 2014. The majority of Apco's share of planned investments for 2014 are carried per our farm-out agreement. We have a 50 percent working interest in the Turpial block.

Concession Contracts in Argentina
The primary term for the portion of the Entre Lomas concession located in Río Negro currently ends in 2016. Approximately one half of the Entre Lomas concession, including our largest producing field, is located in the province of Río Negro.  Formal negotiations with the province of Río Negro for the extension of the concession began in May 2013 and we

Index

expect to obtain all required approvals during 2014. The requirements for extension generally include the negotiation of a cash bonus payment, an increase to provincial production taxes, and a future expenditure program.

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2014, compared with the three months ended March 31, 2013.  Please read this information in conjunction with the Consolidated Statements of Income and Comprehensive Income.

	For the Three Months Ended March 31,
	2014	2013	$ Change from 2013	% Change from 2013
	(Thousands)
Total revenues	$30,586	$35,279	$(4,693)	(13)%
Total costs and operating expenses	28,275	27,271	1,004	4%
Operating income	2,311	8,008	(5,697)	(71)%
Investment income	1,950	5,465	(3,515)	(64)%
Income taxes	1,204	3,530	(2,326)	(66)%
Less: Net income attributable to noncontrolling interests	3	10	(7)	(70)%
Net income attributable to Apco	$3,054	$9,933	$(6,879)	(69)%

Total Revenues
Total revenues for the three months ended March 31, 2014, decreased by $4.7 million primarily due to lower product sales revenues and less benefits realized from the Oil Plus hydrocarbon subsidy program in Argentina compared with the same period in 2013. The following tables and discussion explain the components and variances in operating revenues.

The three-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three months ended March 31,
	2014	2013	% Change
Sales Volumes
Oil (bbls)	336,154	359,248	(6)%
Natural gas (mcf)	1,464,042	1,360,096	8%
LPG (tons)	2,296	2,499	(8)%
Oil, Natural gas and LPG (boe)	607,105	615,257	(1)%

Average Sales Prices
Oil (per bbl)	$74.33	$76.32	(3)%
Natural gas (per mcf)	3.05	3.07	(1)%
LPG (per ton)	189.46	228.70	(17)%

Revenues ($ in thousands)
Oil revenues	$24,988	$27,418	(9)%
Natural gas revenues	4,467	4,181	7%
LPG revenues	435	572	(24)%
	$29,890	$32,171	(7)%

Index

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues as follows:

	Three months ended March 31,
	Oil	Gas	LPG	Total
	(Thousands)
2013 Sales	$27,418	$4,181	$572	$32,171
Changes due to volumes	(1,716)	317	(39)	(1,438)
Changes due to prices	(714)	(31)	(98)	(843)
2014 Sales	$24,988	$4,467	$435	$29,890

Oil Revenues
The decrease in Oil revenues during the first quarter of 2014 is primarily due to lower oil sales volumes and prices compared with the same period in 2013. The decline in volumes is attributable to our Neuquén basin properties in which we are partners with Petrolera and our Colombian operations, partially offset by increased production volumes from recent horizontal drilling in Coirón Amargo. The decrease in oil prices for the first quarter of 2014 compared with the same period in 2013 is due to the impact of devaluation. After the devaluation of the Argentine peso experienced in early 2014, the Argentine government participated in negotiations between producers and refiners to adjust oil prices in the short term to lower the cost of hydrocarbon products in peso values. Oil prices for our Medanito production from the Neuquén basin had originally been negotiated to be $82 for January. Subsequent to the devaluation, oil prices were renegotiated to be $71.40 for January and February, $75.74 for March, and $79.89 for April. Prices for our Medanito crude were negotiated to be $83 in May, and we expect prices will stabilize throughout the remainder of the year.

Other Revenues
Other revenues decreased by $2.4 million during the first quarter of 2014 compared with the same period of 2013. The decrease in first quarter 2014 is due to the utilization of fewer government tax credit certificates in Argentina from the Oil Plus hydrocarbon subsidy program. Although we have qualified and requested for additional tax credit certificates through the end of 2013, we cannot predict if the government will approve those certificates and if Apco will be able to realize any benefits from the program in the future. Apco did not meet reserve replacement criteria to qualify and earn credits during 2014. For further explanation regarding the hydrocarbon subsidy programs, see Note 1 - Basis of Presentation and Summary of Accounting Policies - Other Revenues - Government Tax Credit Certificates and Note 10 - Fair Value Measurements to our consolidated financial statements in Item 1 of this report, and MD&A - Oil and Natural Gas marketing - Hydrocarbon Subsidy Programs in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Total Costs and Operating Expenses
During the first quarter of 2014, Total costs and operating expenses increased by $1.0 million compared with first quarter 2013 primarily due to the combination of greater depreciation, depletion and amortization expense and higher foreign exchange losses, partially offset by lower production and lifting costs and exploration expense.  Notable variances for the comparable quarters include the following:

•	Production and lifting costs decreased by $1.3 million primarily due to the impact of the peso devaluation experienced in 2014 and lower water disposal costs related to our Colombian operations;

•
Depreciation, depletion and amortization expense increased by $2.3 million due primarily to higher depreciation rates, which were partially offset by the impact of lower sales volumes (see additional discussion below);

•	Exploration expense decreased by $0.7 million primarily due to the absence of dry hole expense in 2014 compared with dry hole expense recorded in the first quarter of 2013; and

•
Foreign exchange loss (gains) increased by $0.9 million compared to the same period in 2013 due to the combination of higher cash balances denominated in pesos and peso devaluation experienced in 2014.

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)
The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties are shown in the following table:

	Three months ended March 31,		Change from 2013	% Change from 2013
	2014	2013
Consolidated sales volumes (Boe)	607,105	615,257	(8,152)	(1)%
DD&A rate per Boe	$15.57	$11.53	$4.04	35%
DD&A expense (thousands)	$9,453	$7,092	$2,361	33%	(1)
 (1) Percentage totals may not sum due to rounding

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates.

Three months ended March 31,
(Thousands)
2013 DD&A	$7,092
Changes due to volumes	(127)
Changes due to rates	2,488
2014 DD&A	$9,453

Our weighted average DD&A rate increased in first quarter 2014 compared with the same period in 2013 due to the impact of a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the same period of 2013. Additionally, our DD&A rates have increased as a result of a reduction in proved developed reserves experienced in the fourth quarter of 2013 due to downward revisions of previous estimates.

We continue working to obtain the ten-year concession extension for the portion of the Entre Lomas concession in Río Negro. We expect to experience a favorable effect on future DD&A rates beginning in periods when the extension is obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income
Total investment income decreased by $3.5 million for the first quarter of 2014 compared with the same period of 2013 due primarily to lower Equity income from Argentine investment.  The decrease in our equity income for the first three months of 2014 is due to lower net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is primarily a result of lower revenues driven by lower oil sales volumes and prices, greater depreciation, depletion and amortization expense and higher foreign exchange losses. Lower oil production volumes resulted in a nine percent decrease in oil sales volumes related to our equity interests in Petrolera for the three months ended March 31, 2014, compared with the same period in 2013. Partially offsetting these variances were higher natural gas sales volumes, and benefits earned by Petrolera from the Gas Plan II subsidy program.

Income Tax
Income tax expense decreased by $2.3 million during the first quarter of 2014 compared with the same period of 2013 primarily due to lower operating income in Argentina, partially offset by greater deferred income tax expense as a result of the tax legislation enacted in the third quarter of 2013 in Argentina.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending March 31,
	Three Months
	2014	2013
Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	336,154	359,248
Gas (Mcf)	1,464,042	1,360,096
LPG (tons)	2,296	2,499
Barrels of oil equivalent (Boe)	607,105	615,257
Equity interests (2)
Crude oil and condensate (Bbls)	334,802	369,141
Gas (Mcf)	798,727	556,363
LPG (tons)	2,771	2,697
Barrels of oil equivalent (Boe)	500,440	493,517
Total volumes
Crude oil and condensate (Bbls)	670,956	728,389
Gas (Mcf)	2,262,769	1,916,459
LPG (tons)	5,067	5,196
Barrels of oil equivalent (Boe)	1,107,545	1,108,774

Total volumes by basin
Neuquén	925,086	897,715
Austral	135,821	153,625
Llanos	17,971	22,434
Others	28,667	35,000
Barrels of oil equivalent (Boe)	1,107,545	1,108,774

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$74.33	$76.32
Gas (per Mcf)	3.05	3.07
LPG (per ton)	189.46	228.70
Equity interests (2)
Oil (per bbl)	$74.05	$74.94
Gas (per Mcf)	3.01	3.38
LPG (per ton)	183.61	206.63
Average Production Costs per Boe (3):
Production and lifting cost	$12.38	$14.41
Taxes other than income	$9.47	$9.29
DD&A	$15.57	$11.53
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

Financial Condition
Outlook
Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. We derive more than 80 percent of our total product revenues from the sale of oil. Oil price realizations for crude produced and sold in Argentina are significantly influenced by Argentine governmental actions, and continue to be negotiated on a short-term basis.

Inflation in Argentina has been persistent for several years.  Prior to 2013, the Argentine peso had not experienced a commensurate level of devaluation. This has resulted in considerable increases in our U.S. dollar cost of operations and capital expenditures. During 2013, the peso declined by 33 percent, with a significant amount of the devaluation impacting the second half of the year. In the first quarter of 2014, the peso declined by an additional 23 percent.

As a result of the sharp devaluation experienced in January, the Argentine government participated in negotiations between producers and refiners to adjust oil prices in the short term to lower the cost of hydrocarbon products in peso values. Oil price realizations for our Medanito crude oil production were agreed to be $71.40 for January and February, $75.74 for March, and $79.89 for April. Since the end of the first quarter, May prices were negotiated to be $83, and we expect prices to stabilize throughout the remainder of the year. The effects of the devaluation experienced in the first quarter 2014, including renegotiated oil prices and foreign exchange losses, have impacted the result of operations for both Apco and Petrolera in 2014. For additional discussion about the impacts of the devaluation, see "Result of Operations" and "Quantitative and Qualitative Disclosures about Market Risk - Economic and Political Environment" in Items 1 and 3 of this report.

Dividends received from our equity investee, Petrolera, are also a contributor to our cash flow from operations. Petrolera’s ability to pay dividends is dependent upon numerous factors, including its cash flows provided by operating activities, levels of capital spending, changes in crude oil and natural gas prices, debt and interest payments, and the Argentine government’s foreign exchange control policies.

Since the fourth quarter of 2011, the Argentine government has implemented various regulations restricting access to foreign exchange markets, or the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange to deposit funds in foreign accounts. These restrictions require both Central Bank and AFIP (Argentina’s taxing authority) approvals. As a result, the movement of funds out of Argentina through the Central Bank at the official exchange rate has been restricted. Consequently, we have received fewer dividends from our investment in Petrolera since these regulations were implemented compared with prior periods.

With our cash and cash equivalents balance of $39.3 million as of March 31, 2014, and the ability to generally adjust capital spending as necessary, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2014. Our capital expenditures are currently estimated to be approximately $73 million in 2014. Any cash bonus payments negotiated to obtain concession extensions would result in additional capital expenditures.  Although we generally fund our capital programs with internally generated cash flow, successful exploration efforts in Argentina or Colombia could lead to development capital needs that are currently beyond our ability to fund from operations.

Potential risks associated with our anticipated levels of liquidity and planned capital expenditures include:

•	Further deterioration in the Argentine economy, including continued peso devaluation and restrictions on foreign-exchange and capital controls;

•	Lower than anticipated commodity price realizations; and

•	Lower than expected levels of cash flow from operations.

We will continue to monitor our capital programs as necessary to provide Apco with the financial resources and liquidity needed to continue development drilling in our core properties over the long term, meet future working capital needs and fund any further cash bonus payments that may be negotiated to obtain concession extensions, if any, while maintaining sufficient liquidity to reasonably protect against unforeseen circumstances requiring the use of funds.

Index

Liquidity
Our primary sources of liquidity include cash generated from operations and cash and cash equivalents on hand. Our direct participation in those Neuquén basin properties in which we are partners with Petrolera, and dividends from our equity interest in Petrolera, are historically the largest contributors to our net cash provided by operating activities. In 2012 we began producing oil from our operations in Colombia, creating a source of cash flow outside of Argentina.
Based on our current forecasts, we expect to have sufficient liquidity from cash flow from operations and cash on hand to manage our business throughout 2014. However, due to the uncertainty caused by the current foreign-exchange and capital control environment in Argentina, and the timing of anticipated sources and uses of cash in Argentina and Colombia, we may consider other sources of financing a portion of our cash requirements during the remainder of 2014. Additional sources of liquidity, if needed and if available, include bank financings and proceeds from assets sales or farm-outs.

Of our total cash and cash equivalents balance of $39.3 million as of March 31, 2014, approximately $14.4 million was held in Argentine peso accounts measured at the peso to U.S. dollar official exchange rate of 8.00:1. The remaining amount of our cash, or $24.9 million, was held in U.S. dollar accounts primarily outside of Argentina. See the effect of exchange rate changes on cash and cash equivalents during the three-month period ended March 31, 2014, in our Consolidated Statement of Cash Flows in Item 1 of this report and in the cash flow analysis discussion below. Although peso devaluation has a negative impact on the U.S. dollar value of our cash held in Argentine pesos, the ultimate foreign currency gains or losses included in our results of operations depends on the impact of changes in exchange rates on our net monetary assets denominated in pesos.

Our liquidity is also affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of March 31, 2014, $5.5 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution. We expect to receive approximately $5 million as a return of collateral used for letters of credit during the remainder of 2014.

Cash Flow Analysis

	Three months ended March 31,
	2014	2013
	(Thousands)
Net cash provided (used) by:
Operating activities	$16,887	$12,769
Investing activities	(21,486)	(9,721)
Financing activities	—	—

Operating Activities
Our net cash provided by operating activities totaled $16.9 million for the first three months of 2014, compared with $12.8 million during the same period in 2013.  The increase in cash provided by operating activities was primarily due to changes in working capital including the collection of benefits from the Oil Plus program, partially offset by lower operating results in the first three months of 2014 compared with the same period of 2013.  See additional discussion of dividends from our Argentine investment in “-Financial Condition” and “-Liquidity.”
Investing Activities
During the first three months of 2014, capital expenditures totaled $21.5 million compared with $13.3 million during the same period in 2013.  The increase in capital expenditures in 2014 is primarily due to greater exploration drilling activity in Colombia. Additionally, we received $3.6 million as a return of collateral previously used for letters of credit during the first quarter of 2013 compared with zero during the first quarter of 2014.
In addition to the cash provided by and used in our operating, investing and financing activities, the effect of exchange rate changes on cash and cash equivalents was a decrease in value of $4.6 million during the three-month period ended March 31, 2014, compared with a decrease in value of $0.7 million during the same period of 2013. See the effect of exchange rate changes on cash and cash equivalents in our Consolidated Statement of Cash Flows in Item 1 of this report.

Index

Contractual Obligations

Our contractual obligations have decreased by approximately $7.6 million from our total obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as a result of drilling and exploration activities during the first three months of 2014.

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

Furthermore, although our oil prices in Argentina are negotiated and denominated in U.S. dollars, we are paid in pesos.  This can make our oil price realizations sensitive to currency devaluation depending on the manner in which a devaluation is implemented by the government. For example, after the approximate 23 percent devaluation of the Argentine peso experienced in early 2014, the Argentine government participated in negotiations between producers and refiners to adjust oil prices in the short term to lower the cost of hydrocarbon products in peso values. Oil price realizations for our Medanito production from the Neuquén basin were agreed to be $71.40 for January and February, $75.74 for March, and $79.89 for April. Since the end of the first quarter, May prices were negotiated to be $83, and we expect our prices will approximate the May price and stabilize throughout the remainder of the year. We cannot accurately predict what additional actions the Argentine government will take in response to the value of its currency, future fluctuations in world oil prices, the drop in the level of the country’s oil reserves or in reaction to changes in the country’s fiscal and trade balances.

Inflation, Foreign Currency and Operations Risk
The majority of our operations are located in Argentina.  Historically Argentina has struggled through extended periods of inflation that have eventually led to a sudden devaluation of the Argentine peso similar to what occurred during the Argentine economic crisis of 2001 and 2002.

Since the economic crisis of 2001 and 2002, when the value of the peso was suddenly reduced from an exchange rate of one peso to one U.S. dollar to an exchange rate of three pesos to one U.S. dollar, the Argentine economy has generally grown at strong rates ranging from two to ten percent annually. However, actual inflation escalated at rates ranging from 15 to 30 percent annually over the last several years. As a result of government efforts to support the value of the peso in this environment, the peso’s value has not declined in proportion to the level of actual inflation thereby substantially increasing the cost of living in Argentina and the U.S. dollar cost of our operations and capital expenditures in the country. Prior to 2013, the peso was not allowed to devalue in proportion to the actual inflation experienced in the country, resulting in capital flight out of Argentina due to a lack of confidence in the value of the peso at the official exchange rate. In addition, the Central Bank of Argentina´s foreign reserves have declined from a recent high of approximately $52 billion dollars in the middle of 2011 to an estimated $27 billion as of March 31, 2014. Government subsidies during 2013 were approximately five percent of the Argentina gross domestic product.

In October of 2011 and July of 2012, the government implemented regulations restricting access to foreign exchange markets, including the purchase of foreign currency (U.S. dollars) through the Central Bank of Argentina at the official rate of exchange. These regulations require approvals from both the Central Bank and AFIP which are difficult to obtain.  As a result, movement of funds out of Argentina through the Central Bank at the official exchange rate has been restricted. The purchase of foreign currency for transactions such as the repayment of debt is not restricted. Companies that are generating free cash flow find themselves accumulating local currency in Argentina.

An alternative way for companies to send money out of Argentina exists and consists of purchasing marketable securities in Argentina with pesos and selling them abroad in foreign currency. As of March 31, 2014, the implicit exchange rate derived from this type of transaction was approximately 29 percent above the official exchange rate. The resulting spread between such implicit exchange rate and the official rate of exchange is an indicator that further official devaluation of the Argentine peso may occur.

At December 31, 2013, the peso to U.S. dollar official rate of exchange rate was 6.52:1.  At March 31, 2014, the official exchange rate was 8.00:1, representing a devaluation of approximately 23 percent during the first quarter of 2014. The

Index

devaluation of the peso experienced in the first quarter 2014 resulted in foreign exchange losses of approximately $1.3 million in our operating income, and $1.8 million related to our equity income from our investment in Petrolera.  For additional discussion about the impacts of the devaluation on our results, see "Overview" and "Result of Operations" in Item 2 of this report. Inflation during the quarter was reported to be approximately nine percent.

Any further devaluation of the Argentine peso would likely result in foreign exchange losses to the extent of net monetary assets held by us in Argentine pesos that are translated on the balance sheet at the closing official exchange rate.  Additional peso devaluation could also impact our product price realizations and reduce our peso-denominated costs when measured in U.S. dollars. Although we cannot predict the outcome of any future peso devaluation, a devaluation could have a negative impact on our results of operations. As of March 31, 2014, our net monetary assets denominated in Argentine pesos was $3.8 million.  Additionally, Petrolera had a balance of net monetary assets denominated in pesos of approximately $13.8 million as of March 31, 2014.

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

Under the leadership of President Cristina Kirchner, the government has used energy policies that control prices of hydrocarbons, in particular natural gas prices, including subsidies for the import of natural gas at prices far higher than those permitted for the sale of natural gas produced in Argentina. Historically, the government maintained close alliances with labor unions and a monetary policy designed to support the value of the peso, although both of these policies have faced challenges during 2014. Additionally, the government has taken various measures to assert greater state control over different areas of the country’s economy, including nationalizing an airline and private pension funds.

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

Following legislative elections in 2013, the president's political party maintains its control of a simple majority of both legislative houses. However, the president's party won proportionately less votes than in previous elections, and the president lacks the two-thirds majority needed to amend the constitution to permit the president to run for reelection to a third term. The president's current term expires at the end of 2015.

The stated objective of the Argentine government is to increase both conventional and unconventional oil and natural gas production in Argentina through increased investments by YPF, now majority owned by the Argentine government. YPF is executing an aggressive multi-year investment plan designed to achieve that objective and has formed various joint venture partnerships to help fund this program. In addition, in 2013 the government announced the creation of a trust fund of up to $2.0 billion for financing oil and gas companies in which the government has an equity interest.

During 2013, YPF created partnerships with Chevron and Dow Chemicals to increase unconventional investments. Chevron has invested approximately $1.2 billion to acquire an interest in Vaca Muerta production from certain producing assets including the Loma la Lata Norte and Loma Campana concessions and drill 100 wells to the Vaca Muerta formation. Subsequent to creating the joint venture with Chevron, the government issued Decree 929 which allows oil companies to export 20 percent of production free from export tax after the fifth year for projects whose investments exceed $1 billion during the first five years. After completing the initial phase of investments, Chevron and YPF agreed to invest another $1.6 billion to drill another 170 wells to the Vaca Muerta formation. YPF and other partners, including Dow Chemicals, Shell and Pluspetrol, are also targeting Vaca Muerta in the Neuquén basin. In February 2014, YPF announced the acquisition of Apache's operations in Argentina for $852 million.

Since midterm elections in October 2013, there have been several indications that Argentina policy making environment may be shifting toward moderation for the oil and gas industry. Export taxes for domestic oil production have been reduced

Index

and natural gas prices have been increased in an attempt to attract new investments and stem production declines. Argentina is forecasted to become a net oil importer in the near term. Government controlled YPF plans large investments to increase domestic production and has heavily relied on joint ventures to evaluate its shale potential as previously discussed. A more stable regulatory environment will assist YPF to pursue these objectives. In 2014, the government and Repsol agreed to a settlement of their dispute over the April 2012 seizure of Repsol's 51 percent stake in YPF.  The resolution of this issue is a positive step for Argentina and its oil and gas sector.

Although we cannot predict the impact of these events on our business, we have historically reinvested most of our earnings into the exploration and development of our properties in Argentina with positive results to both oil and natural gas production and proved reserves.

Index

Item 4.  Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (“Disclosure Controls”) or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as systems change and conditions warrant.

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

First-Quarter 2014 Changes in Internal Controls
There have been no changes during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The additional information called for by this item is provided in Note 9-Contingencies to our consolidated financial statements in Part I, Item 1 of this report, which information is incorporated by reference into this item.

Item 1A.  Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed.

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

May 8, 2014

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