Form 10-Q
period 2014-06-30
APCO OIL & GAS INTERNATIONAL INC
filed 2014-08-06
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 4, 2014
Ordinary Shares, $0.01 Par Value	9,139,650 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,594	$48,566
Accounts receivable	22,798	17,209
Inventory	6,786	5,295
Restricted cash	5,210	5,040
Other current assets	6,649	11,232
Total current assets	72,037	87,342
Property and Equipment:
Cost, successful efforts method of accounting	395,099	352,011
Accumulated depreciation, depletion and amortization	(209,954)	(190,716)
	185,145	161,295

Argentine investment, equity method	127,841	125,244
Restricted cash	450	470
Other assets (net of allowance of $295 at June 30, 2014 and $369 at December 31, 2013)	553	903
Total Assets	$386,026	$375,254
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,242	$16,935
Affiliate payables	1,102	877
Accrued liabilities	10,575	12,331
Income taxes payable	1,096	7,084
Total current liabilities	38,015	37,227

Long-term debt	3,000	5,000
Deferred income tax liability	13,011	12,358
Long-term liabilities	6,357	5,211
Contingent liabilities and commitments (Note 9)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,648 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,631)	(1,624)
Retained earnings	317,608	307,427
Total shareholders' equity	325,377	315,203
Noncontrolling interests in consolidated subsidiaries	266	255
Total equity	325,643	315,458
Total liabilities and equity	$386,026	$375,254

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands except per share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Oil revenues	$29,993	$30,809	$54,981	$58,227
Natural gas revenues	6,793	4,265	11,260	8,446
LPG revenues	498	553	933	1,125
Other revenues	1,516	6,163	2,212	9,271
Total revenues	38,800	41,790	69,386	77,069
COSTS AND OPERATING EXPENSES:
Production and lifting costs	8,055	8,557	15,573	17,422
Taxes other than income	6,891	6,026	12,642	11,744
Transportation and storage	380	1,030	756	1,643
Selling and administrative	3,294	3,996	6,770	7,464
Depreciation, depletion and amortization	9,661	9,477	19,164	16,638
Exploration expense	3,425	3,449	3,473	4,223
Foreign exchange losses	237	856	1,489	1,207
Other expense	537	(3,536)	888	(3,215)
Total costs and operating expenses	32,480	29,855	60,755	57,126
TOTAL OPERATING INCOME	6,320	11,935	8,631	19,943
INVESTMENT INCOME:
Interest and other income	422	129	895	264
Equity income from Argentine investment	4,108	5,993	5,585	11,323
Total investment income	4,530	6,122	6,480	11,587
Income before income taxes	10,850	18,057	15,111	31,530
Income taxes	3,715	4,525	4,919	8,055
NET INCOME	7,135	13,532	10,192	23,475
Less: Net income attributable to noncontrolling interests	8	12	11	22
Net income attributable to Apco Oil and Gas International Inc.	$7,127	$13,520	$10,181	$23,453
OTHER COMPREHENSIVE INCOME:
Pension plan liability adjustment in consolidated and equity interests (net of Argentine taxes of $4 in 2014 and $0 in 2013)	(7)	—	(7)	—
Comprehensive income (loss) attributable to Apco Oil and Gas International Inc.	$7,120	$13,520	$10,174	$23,453
Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.24	$0.46	$0.35	$0.80
Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441
Cash dividends declared per ordinary share	$—	$—	$—	$—
Cash dividends declared per Class A share	$—	$—	$—	$—

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Six Month Period Ended June 30,
(Amounts in thousands)	2014			2013
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total
Beginning Balance	$315,203	$255	$315,458	$296,734	$242	$296,976
Net income	10,181	11	10,192	23,453	22	23,475
Other comprehensive income (loss)	(7)	—	(7)	—	—	—
Total comprehensive net income	10,174	11	10,185	23,453	22	23,475
Cash dividends declared	—	—	—	—	—	—
Dividends and distributions to
noncontrolling interests	—	—	—	—	—	—
Ending Balance	$325,377	$266	$325,643	$320,187	$264	$320,451

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
(Amounts in thousands)	June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10,192	$23,475
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(5,585)	(11,323)
Dividends received from Argentine investment	2,985	3,257
Deferred income tax expense	300	11
Depreciation, depletion and amortization	19,164	16,638
Provision for loss on property, plant & equipment	3,366	1,588
Recovery of costs on sale of properties	—	(3,642)
Changes in accounts receivable	(5,589)	329
Changes in inventory	(1,417)	(1,304)
Changes in other current assets	4,583	(5,353)
Changes in accounts payable	484	5,004
Changes in affiliate payables, net	225	(533)
Changes in accrued liabilities	(3,256)	(210)
Changes in income taxes payable	(5,988)	(40)
Effect of exchange rate changes on cash and cash equivalents, and changes in other assets and liabilities	5,823	2,539
Net cash provided by operating activities	25,287	30,436
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(37,630)	(27,608)
Sale of properties	—	8,440
Changes in restricted cash	(150)	3,579
Net cash used in investing activities	(37,780)	(15,589)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(500)	—
Net cash used in financing activities	(500)	—

Effect of exchange rate changes on cash and cash equivalents	(4,979)	(1,781)

Increase (decrease) in cash and cash equivalents	(17,972)	13,066
Cash and cash equivalents at beginning of period	48,566	32,669
Cash and cash equivalents at end of period	$30,594	$45,735
________________________
* Increases to property plant and equipment, net of asset dispositions	$(43,088)	$(15,130)
Provision for loss on PP&E	(3,366)	(1,588)
Recovery of unproved costs	—	(4,798)
Changes in related accounts payable, accrued and other liabilities	8,824	(6,092)
Capital expenditures	$(37,630)	$(27,608)
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

Apco began E&P activities in Argentina in the late 1960s, and as of June 30, 2014, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

In our opinion, all normal recurring adjustments have been made to present fairly the results of the three and six-month periods ended June 30, 2014 and 2013.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.  Restricted cash is not considered cash or a cash equivalent due to the restricted nature. Included in the balance of cash and cash equivalents is $11.8 million and $15.8 million of cash denominated in Argentine pesos as of June 30, 2014, and December 31, 2013, respectively. These cash balances were measured in U.S. dollars using peso to U.S. dollar exchange rates of 8.13:1 and 6.52:1 as of June 30, 2014, and December 31, 2013, respectively. See the effect of exchange rate changes on cash balances held in foreign currencies in the Consolidated Statements of Cash Flows.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Restricted Cash
Restricted cash is $5.7 million as of June 30, 2014 and $5.5 million as of December 31, 2013. As part of the contractual requirements of our blocks in Colombia, the government requires letters of credit to guarantee exploration investment commitments. The letters of credit are collateralized by cash and expire on various dates in 2014 and 2015.  We consider cash used as collateral to be restricted. The restricted cash is invested in a short-term money market account with a financial institution.

Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. In June 2014, Apco was approved to participate in the Gas Plan II natural gas subsidy program in Argentina. As a result, we recorded $1.7 million in additional natural gas revenues and a corresponding accounts receivable from the Argentine government for benefits accrued since the program's commencement in December 2013. Benefits earned from the program are payable in Argentine pesos.

Inventory Valuation
Our inventory includes hydrocarbons of $2.0 million at June 30, 2014, and $1.3 million at December 31, 2013, which are accounted for at production cost, and spare-parts materials of $4.8 million at June 30, 2014 and $4 million at December 31, 2013, which are accounted for at the lower of cost or market.

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

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Nonmonetary Transactions
We account for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first three months of 2014 and 2013, we delivered a volume of our natural gas to third parties to satisfy a portion of our provincial production tax obligation.  The natural gas that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $470 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first six months of 2014, and $490 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first six months of 2013.

Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. Early adoption is permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. We elected to early adopt ASU 2014-08 on a prospective basis, and the adoption did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs- Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.

(2)	Income Taxes

We recorded expenses for income taxes as presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Thousands)
Income taxes:
Current	$3,722	$4,517	$4,619	$8,044
Deferred	(7)	8	300	11
Income tax expense	$3,715	$4,525	$4,919	$8,055

We are domiciled in the Cayman Islands where there is currently no income tax.  However, we are subject to income taxes in Argentina and Colombia.  We currently pay income tax only in Argentina where most of our oil and gas income-generating activities are presently located. Equity income from our investment in Petrolera is recorded on an after-tax basis.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

We have recorded a valuation allowance based on our assessment of the positive and negative evidence for our ability to realize the deferred tax assets attributable to our operations in Colombia.  As a start-up operation, we have historically incurred losses related to exploration and production activity in Colombia. We have not recorded any benefit for deferred tax assets in Colombia since it was uncertain if our future activities in Colombia would generate sufficient taxable income to recognize the benefit of the deferred tax assets. We will continue to monitor the need for a valuation allowance in future periods. If our Colombian operations demonstrate a favorable and sustainable trend for historic and projected operating results, a reduction in the valuation allowance and a corresponding income tax benefit may result.

The effective income tax rate for the three months and six months ended June 30, 2014, is lower than the statutory rate in Argentina due primarily to the equity income from investment in Petrolera, partially offset by the Argentine capital tax enacted in 2013 and expenses incurred outside of Argentina. The effective income tax rate for the three months and six months ended June 30, 2013, was lower than the statutory rate in Argentina due to our equity income from investment in Petrolera partially offset by losses in Colombia for which no tax benefit has been recorded.

As of June 30, 2014 and December 31, 2013, we had no unrecognized tax benefits or reserve for uncertain tax positions.

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

Petrolera’s financial position was as follows:

	June 30, 2014	December 31, 2013
	(Thousands)
Current assets	$90,443	$78,076
Non current assets	293,770	305,862
Current liabilities	51,492	55,239
Non current liabilities	21,829	23,947

Included in Petrolera’s current assets as of June 30, 2014, is approximately $35 million of cash denominated in Argentine pesos.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Petrolera’s results of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Thousands)
Revenues	$76,456	$80,890	$146,594	$154,931
Expenses other than income taxes	56,368	55,280	114,021	108,058
Net income	10,066	14,688	13,465	27,750

The comparative decrease in Petrolera’s net income for the three and six months ended June 30, 2014, compared with the same periods of 2013 is primarily a result of lower revenues driven by lower oil sales volumes, higher depreciation, depletion and amortization expense and greater foreign exchange losses.

(4) Exploratory Wells and Exploratory Well Costs Pending the Determination of Proved Reserves

The amount of exploratory wells pending the determination of proved reserves was approximately $8.6 million as of June 30, 2014, representing a change of approximately $2.9 million during the first six months of 2014 compared with the balance of $5.7 million as of December 31, 2013. The balance as of June 30, 2014, includes costs of $3 million for one well that has been capitalized for greater than one year. We have firm plans and contractual commitments including the drilling of additional exploratory wells during 2014 to assess the reserves related to these wells and their potential development. In addition, we had exploratory wells in progress that had not finished drilling nor been completed of approximately $1 million as of June 30, 2014, compared with $3.6 million at December 31, 2013.

During second quarter 2014, we completed our Llanos basin exploration drilling program planned for the year. Discoveries in the Llanos basin will increase our proved reserves; however, extended production tests and development activities are underway to continue evaluating results from these wells and their ultimate impact on proved reserves and our standardized measure of discounted future net cash flows. One of the prospects had sufficient production history during the quarter to estimate an impairment based on current estimates of future net cash flows for this well and related facilities as described in Note 5.

(5)	Exploration Expenses and Farm-out Agreements

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Thousands)
Geologic and geophysical costs	$59	$2,493	$107	$2,635
Dry hole costs and impairments of exploratory area wells	3,366	956	3,366	1,588
Total exploration expense	$3,425	$3,449	$3,473	$4,223

Our geologic and geophysical costs primarily consist of the acquisition cost of 3D or 2D seismic information. Our dry hole costs are related to the impairment or expensing of unsuccessful exploratory wells or well re-completions of an exploratory nature.  Our dry hole costs incurred in 2014 are primarily related to our Colombian operations. After completing a four-well exploration drilling campaign on one of our exploratory properties, we began long-term production tests of one of our discoveries during the second quarter of 2014. Due to the total well costs being greater than the estimated value of total proved reserves from the discovery, we recorded a $3.1 million impairment charge during second quarter 2014 (see Note 10). Our dry hole costs incurred in 2013 were also related to our Colombian operations.

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

(6)	Other Current Assets

The balance of other current assets consisted of the following:

	June 30, 2014	December 31, 2013
	(Thousands)
Prepaid expense	$1,822	$1,557
Value added tax advances	905	2,165
Hydrocarbon subsidy receivable	—	2,790
Advances with joint venture partners	3,339	3,589
Other current assets	583	1,131
	$6,649	$11,232

(7)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Thousands)
Taxes other than income	$3,264	$3,621
Payroll and other general and administrative expenses	1,163	2,577
Advances from joint venture partners	1,841	3,220
Current portion of long-term debt	4,000	2,500
Other	307	413
	$10,575	$12,331

(8)	Debt and Banking Arrangements

We have borrowed $7 million under our banking agreement.  Our ability to draw funds from the line of credit under this agreement ended in March 2012.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum. We recorded interest expense of $147 thousand and $193 thousand in the six-month periods ended June 30, 2014 and 2013, respectively. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  We are in compliance with all debt covenants as of June 30, 2014. We record the current portion of the debt in Accrued liabilities in our balance sheet. Aggregate minimum maturities of our debt are as follows:

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(Thousands)
2014	$2,000
2015	3,500
2016	1,500
Total	$7,000

(9)	Contingencies

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009 and 2010. We sold our interest in Cañadón Ramírez at the end of 2010. The DGR has claimed that we owe an additional $4.3 million pesos (approximately $529 thousand U.S. dollars as of June 30, 2014).  In making this assessment, the DGR has failed to acknowledge that we relinquished portions of the original surface area of the concession during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  We have initiated proceedings to challenge the claim which is currently before the provincial Ministry of Economy and Public Credit for decision.

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

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value due to the frequency and volume of transactions in and the short-term nature of these accounts.  The carrying amount for restricted cash is equivalent to fair value as the funds are invested in a short-term money market account. The fair value of our debt is estimated to approximate the carrying amount as the interest is a floating rate based on Libor. We did not have any Level 1 or Level 2 fair value balances as of June 30, 2014, or December 31, 2013.

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

Our estimate of fair value for financial instruments related to Oil Plus is based on a market approach and considers various market participant assumptions, including numerous levels of governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized since we are only able to export a limited amount of our production, the legal requirement to transfer the certificates to other parties at nominal value and the expected duration of the government export tax regime and subsidy programs based on current factors. For these Level 3 fair value balances, the

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The fair value estimate of our remaining and un-utilized financial instruments related to hydrocarbon subsidies was zero as of June 30, 2014, and December 31, 2013.

Notwithstanding an asset fair value of zero for these financial instruments, we record revenues for the amount of certificates when utilized by third parties. In early 2013, the government altered its regulations to allow smaller producing companies to receive benefits from the program. As a result, prior to June 30, 2014, certain third parties were allowed to utilize tax certificates that had originally been granted to us and we realized revenues of approximately $2 million during the first six months of 2014.  Realized and unrealized gains from the benefits of these programs included in Income before income taxes are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income.

Our Level 3 measurements also include certain assets that have been measured at fair value on a nonrecurring basis. As previously noted in this report, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. During second quarter 2014, we considered the estimated value of total proved reserves for a recent discovery in Colombia to be an indicator of potential impairment. As a result, we assessed the carrying value of the property for impairment using estimates of future cash flows. Significant judgments and assumptions in the assessment include estimates of proved reserves quantities, estimates of future oil prices using a forward Brent curve adjusted for quality and locational basis differentials, an expectation for market participant drilling plans, expected operating and capital costs, and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. The assessment identified that the property's carrying value was in excess of the calculated fair value. As a result, we recognized $3.1 million of impairment charges in Exploration expense in second quarter 2014 related to Colombia. The fair value for the property was estimated to be $3.8 million. Significant assumptions in valuing the property included proved reserves of approximately 142 thousand net barrels of oil, forward weighted average prices averaging approximately $83 per barrel (adjusted for quality and location differences), and a discount rate of 10 percent.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and six-month periods ended June 30, 2014, and our financial condition since December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview of Three and Six Months Ended June 30, 2014
During the three and six month periods ended June 30, 2014, net income attributable to Apco Oil and Gas International Inc. was $7.1 million and $10.2 million, respectively, compared with net income of $13.5 million and $23.5 million for the same periods in 2013. Net income was lower for the second quarter and first six months of 2014 due to the combination of lower operating revenues, higher operating costs and expenses, and lower equity income. Unfavorable impacts to our quarter and six-month results include lower amounts realized from the Oil Plus hydrocarbon subsidy program and the absence of a $3.6 million gain realized in 2013 on a farm-out agreement. Our 2014 results reflect the impact of a 25 percent devaluation of the Argentine peso during the first six months. As further discussed in this report, the devaluation impacted our oil price realizations, operating costs including foreign exchange losses, and equity income from Argentine investment in Petrolera.

See additional discussion about these items in Results of Operations and Financial Condition and Liquidity below.

Outlook
For the remainder of 2014, we will continue to focus on stemming our recent production declines, including the installation of long-term production facilities to produce our exploration discoveries in Colombia. In Argentina, development drilling is ongoing in our properties in the Neuquén, Northwest and Austral basins. The increase in capital expenditures planned for 2014 compared with recent years is due to drilling activity in Tierra del Fuego and greater exploration and development drilling in Colombia. In addition, we anticipate closing final negotiations with the province of Río Negro to obtain the ten-year concession extension for the portion of the Entre Lomas concession in that province. Obtaining the extension would result in a reclassification of probable reserves to proved reserves, and we would expect a favorable effect on future depreciation rates due to the addition of proved developed reserves resulting in lower depreciation expense.
Oil price realizations in Argentina were temporarily impacted by the peso devaluation and economic conditions during the first quarter of 2014. During the second quarter oil prices averaged approximately $82 per barrel, returning to levels prior to the devaluation, or approximately $8 per barrel greater than the price realized in the first quarter. We believe market conditions will continue to have a positive impact on oil and natural gas prices because there is not sufficient hydrocarbon production in Argentina to meet the demand for energy consumption in the country. We also began to recognize benefits from the Gas Plan II natural gas subsidy program during the second quarter. This new hydrocarbon subsidy program provides an incentive for producers to make natural gas investments and increase natural gas production above base production levels to earn higher gas prices.
Improved commodity prices and the impacts on depreciation expense if we are able to obtain the Entre Lomas concession extension in Río Negro province should also result in improved equity income from Argentine investment in Petrolera during the remainder of 2014.
As described below in the operational update, we completed successful exploration drilling campaigns in the Llanos 32 and Llanos 40 blocks in Colombia during the first six months of 2014. We estimate these discoveries will have a significant impact on proved reserves and our standardized measure of discounted future net cash flows once fully assessed. We expect revenues from these discoveries to have an increasing impact on our results of operations during the second half of 2014 as additional wells are placed on production and water treatment and surface facilities are completed.
For several years, Argentina has been involved in legal proceedings with certain investors which continue to seek payment of government bonds defaulted on in 2001. In May 2014, the U.S. Supreme Court declined to hear the Argentine government's appeal against a court ruling obligating Argentina to pay both exchange bondholders and the "hold-outs." At the end of July, court-ordered negotiations between hold-outs and Argentine officials failed. Argentina then passed a deadline to make interest payments to its exchange bondholders, and ratings agencies downgraded its debt in response. Until the situation is resolved, there will likely be further deterioration of the peso, increased inflation and continued impediments to access debt markets.
Government intervention, foreign-exchange and capital controls, the collection of revenues in pesos, and any further peso devaluation continue to present risks to future income levels expressed in U.S. dollars and the timing and value of repatriations of cash from our Argentine operations. Although our oil prices in Argentina are negotiated and denominated in U.S. dollars, we

Index

are paid in pesos, making our oil price realizations sensitive to currency devaluation. Furthermore, at the balance sheet date our net monetary assets and liabilities denominated in pesos are remeasured into our functional currency, which is the U.S. dollar, at the official exchange rate. In Argentina, a parallel market rate exists and was approximately 24 percent greater than the official exchange rate at June 30, 2014. For further discussion about our net monetary assets and liabilities denominated in pesos and the potential impact of changes in exchange rates, see, “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk – Inflation, Foreign Currency and Operations Risk – Economic and Political Environment” in Item 3 of this report.

Operational Update
During the first six months of 2014, we participated in the drilling and completion of 14 development wells and one exploration well in our Neuquén basin properties. At the end of the quarter, an additional five wells spud in 2014 were in various stages of drilling or completion. During the first six months of the year, three conventional-horizontal wells were put on production from the Tordillo formation in the Bajada del Palo and Coirón Amargo concessions. We plan to drill three more horizontal wells in these areas during the remainder of 2014.

In Colombia, we drilled eight of the nine exploration wells planned in all of our blocks for 2014 during the first six months of 2014. In the Llanos 32 block where we have a 20 percent interest, we drilled three exploration wells planned for the year. All three wells, the Kananaskis-1, Carmentea-1 and the Calona-1, discovered proved reserves. The Kananaskis-1well was put on production from the Mirador formation at an average rate of approximately 5,000 barrels of oil per day during June. The Carmentea-1 tested 4,300 barrels of oil per day and was put on production at a restricted rate in July. The Calona-1 well will be put on production later in the year when water disposal facilities are installed.

Following the successful exploration drilling, Apco and its partners began development and appraisal drilling. The Kananaskis-2 well was drilled to appraise the Une and Gacheta formations where natural gas and natural gas liquids were produced in the Kananaskis-1 test. Kananaskis-2 was drilled and cased, with testing planned for third quarter. Since the end of the second quarter, we drilled a water disposal well for Carmentea and the Kananaskis-3 Mirador appraisal well, and spud the Kananaskis-4 disposal well.

Further production history and possibly more appraisal wells will be required to determine stabilized flow rates and the extent of all the reservoirs discovered by these wells, including evaluation and potential development of natural gas and natural gas liquids reserves lying below the oil reservoirs in the Une and Gacheta formations. In addition, we expect that the total gross production from Block 32 will be restricted to between 6,000 and 7,000 barrels of oil per day for the remainder of 2014 in order to maximize long-term reservoir performance and until sufficient production and water-handling facilities to support total fluid volumes produced from the block are operational.

In the Llanos 40 block where we have a 50 percent working interest, we drilled four exploration wells to fulfill the initial exploration phase work commitments. The first two wells, the Celtis-1 and Ardisia-1, were drilled from the same pad and tested during the second quarter. The Celtis-1 well discovered proved reserves from the Une formation. The well is temporarily shut-in until until later in the year when water disposal facilities are scheduled to be operational. The well is expected to be placed on production at approximately 500 barrels of oil per day. The Ardisia-1 well did not recover commercial hydrocarbon volumes and is being converted to a water disposal well to handle water volumes produced from the Celtis-1 well. Although the Celtis-1 discovered proved reserves, our estimation of future net revenues from this discovery are lower than the asset's carrying value. Consequently, we recorded approximately $3.1 million of dry hole impairment costs during second quarter 2014 related to Colombia.
The third well drilled in the Llanos 40 block, the Begonia-1, discovered oil from the Carbonera 7 formation. The fourth exploration well, the Berbena-1, was determined to be unproductive and is being converted to a water disposal well to handle anticipated future volumes of water produced from the Begonia-1 well. We anticipate commencing long-term production testing of the Begonia-1 well in third quarter 2014. The well is anticipated to produce approximately 2,000 gross barrels of oil per day.
In June, we entered the second exploration phase for Block 40. As a result, we committed to drill another exploration well and relinquish 50 percent of the block's acreage, or approximately 40,750 acres net to Apco. The second phase will expire in December 2017.

In the Turpial block, we drilled and cased the first of two planned exploration wells for the year, the Turpiales-2, during the first quarter and encountered approximately 52 feet of hydrocarbon column in the Real formation. A core sample was taken from the well and further operations to complete and test the well have been suspended pending the results of future drilling in

Index

the area. The process to obtain governmental approval of the farm-out agreement under which we assigned a portion of our working interest in the Turpial block is ongoing. The second exploration commitment well, the Turpiales-3, is scheduled to be drilled by the end of the third quarter 2014. The majority of Apco's share of planned investments for 2014 are carried per our farm-out agreement. We have a 50 percent working interest in the Turpial block.

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

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2014, compared with the three and six months ended June 30, 2013.  Please read this information in conjunction with the Consolidated Statements of Income and Comprehensive Income.

	For the Three Months Ended June 30,
	2014	2013	$ Change from 2013	% Change from 2013
	(Thousands)
Total revenues	$38,800	$41,790	$(2,990)	(7)%
Total costs and operating expenses	32,480	29,855	2,625	9%
Operating income	6,320	11,935	(5,615)	(47)%
Investment income	4,530	6,122	(1,592)	(26)%
Income taxes	3,715	4,525	(810)	(18)%
Less: Net income attributable to noncontrolling interests	8	12	(4)	(33)%
Net income attributable to Apco	$7,127	$13,520	$(6,393)	(47)%

	For the Six Months Ended June 30,
	2014	2013	$ Change from 2013	% Change from 2013
	(Thousands)
Total revenues	$69,386	$77,069	$(7,683)	(10)%
Total costs and operating expenses	60,755	57,126	3,629	6%
Operating income	8,631	19,943	(11,312)	(57)%
Investment income	6,480	11,587	(5,107)	(44)%
Income taxes	4,919	8,055	(3,136)	(39)%
Less: Net income attributable to noncontrolling interests	11	22	(11)	(50)%
Net income attributable to Apco	$10,181	$23,453	$(13,272)	(57)%

Total Revenues
Total revenues for the three and six-month periods ended June 30, 2014, decreased by $3.0 million and $7.7 million, respectively, primarily due to less benefits realized from the Oil Plus hydrocarbon subsidy program in Argentina compared with the same periods in 2013. The following tables and discussion explain the components and variances in operating revenues.

The three and six-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

Index

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Sales Volumes
Oil (bbls)	362,930	401,534	(10)%	699,085	760,783	(8)%
Natural gas (mcf)	1,580,735	1,457,671	8%	3,044,777	2,817,768	8%
LPG (tons)	2,240	2,616	(14)%	4,536	5,116	(11)%
Oil, Natural gas and LPG (boe)	652,675	675,182	(3)%	1,259,783	1,290,447	(2)%

Average Sales Prices
Oil (per bbl)	$82.64	$76.73	8%	$78.65	$76.54	3%
Natural gas (per mcf)	4.30	2.93	47%	3.70	3.00	23%
LPG (per ton)	222.32	211.39	5%	205.69	219.90	(6)%

Revenues ($ in thousands)
Oil revenues	$29,993	$30,809	(3)%	$54,981	$58,227	(6)%
Natural gas revenues	6,793	4,265	59%	11,260	8,446	33%
LPG revenues	498	553	(10)%	933	1,125	(17)%
	$37,284	$35,627	5%	$67,174	$67,798	(1)%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues as follows:

	Three months ended June 30,
	Oil	Gas	LPG	Total
	(Thousands)
2013 Sales	$30,809	$4,265	$553	$35,627
Changes due to volumes	(3,190)	529	(84)	(2,745)
Changes due to prices	2,374	1,999	29	4,402
2014 Sales	$29,993	$6,793	$498	$37,284

	Six months ended June 30,
	Oil	Gas	LPG	Total
	(Thousands)
2013 Sales	$58,227	$8,446	$1,125	$67,798
Changes due to volumes	(4,852)	840	(119)	(4,131)
Changes due to prices	1,606	1,974	(73)	3,507
2014 Sales	$54,981	$11,260	$933	$67,174

Oil Revenues
The decrease in Oil revenues during the second quarter and first six months of 2014 is due to lower oil sales volumes compared with the same periods in 2013. The decline in volumes is primarily attributable to the impact of lower production volumes and unfavorable changes in oil inventories from our Neuquén basin properties in which we are partners with Petrolera, partially offset by increased production volumes from recent horizontal drilling in Coirón Amargo. We expect our oil sales volumes to increase during the second half of 2014 as a result of our exploration discoveries in Colombia.
Although our oil prices increased during the second quarter and first six months of 2014 compared with the same periods in 2013, our prices during the first six months of 2014 were negatively impacted from the effects of devaluation of the Argentine peso in the first quarter. We expect our oil prices for the remainder of 2014 to be at or above our realized prices for the second quarter.

Index

Natural Gas Revenues
The increase in Natural gas revenues during the second quarter and first six months of 2014 is due to the combination of higher sales volumes and prices compared with the same periods in 2013. As previously discussed, we began to recognize benefits from the Gas Plan II natural gas subsidy program during 2014. The Gas Plan II hydrocarbon subsidy program provides a price incentive for producers to direct investments to increase natural gas production, thereby reducing the government's energy import obligations. The program is designed to last for four years beginning from December 2013. Apco was not formally approved for the program until June, and as a result, we recorded approximately $1.7 million in additional natural gas revenues during the second quarter of 2014 for benefits accrued since the program's commencement. Absent the impact of this benefit, our realized natural gas prices would have been $3.25 and $3.16, for the second quarter and first six months of 2014, respectively.

Other Revenues
Other revenues decreased by $4.6 million and $7.1 million during the second quarter and first six months of 2014 compared with the same periods of 2013. The decrease is due to the utilization of fewer government tax credit certificates in Argentina from the Oil Plus hydrocarbon subsidy program. Although we have qualified and requested for additional tax credit certificates through the end of 2013, we cannot predict if the government will approve those certificates and if Apco will be able to realize any benefits from the program in the future. Apco did not meet reserve replacement criteria to qualify and earn credits during 2014. For further explanation regarding the hydrocarbon subsidy programs, see Note 1 - Basis of Presentation and Summary of Accounting Policies - Other Revenues - Government Tax Credit Certificates and Note 10 - Fair Value Measurements to our consolidated financial statements in Item 1 of this report, and MD&A - Oil and Natural Gas marketing - Hydrocarbon Subsidy Programs in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Total Costs and Operating Expenses
During the second quarter of 2014, Total costs and operating expenses increased by $2.6 million compared with second quarter 2013 primarily due to the absence of a $3.6 million gain from recovery of past seismic expenses resulting from a farm-out agreement in the second quarter of 2013. Absent the impact of the gain recorded in the previous year's quarter, Total costs and operating expenses would have decreased by approximately $1 million from the combination of the positive impact of lower DD&A rates from our Colombian operations and the positive impacts of peso devaluation on our production and lifting costs and general and administrative expenses.
During the first six months of 2014, Total costs and operating expenses increased by $3.6 million compared with the same period of 2013, also primarily due to the absence of a $3.6 million gain related to the farm-out agreement in 2013. Absent the gain from prior year, Total costs and operating expenses would have decreased by approximately $13 thousand, as the combination of greater depreciation, depletion and amortization expense and higher foreign exchange losses, were offset by lower production and lifting costs, transportation, selling and administrative, and exploration expense.  Notable variances for the comparable quarters include the following:

•	Production and lifting costs decreased by $1.8 million primarily due to the impact of the peso devaluation experienced in 2014 and lower water disposal costs related to our Colombian operations; and

•
Depreciation, depletion and amortization expense increased by $2.5 million due primarily to higher weighted-average depreciation rates, which were partially offset by the impact of lower sales volumes (see additional discussion below).

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)
The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties are shown in the following table:

	Three months ended June 30,		Change from 2013	% Change from 2013		Six months ended June 30,		Change from 2013	% Change from 2013
	2014	2013				2014	2013
Consolidated sales volumes (Boe)	652,675	675,182	(22,507)	(3)%		1,259,783	1,290,447	(30,664)	(2)%
DD&A rate per Boe	$14.75	$13.94	$0.81	6%		$15.14	$12.79	$2.35	18%
DD&A expense (thousands)	$9,626	$9,414	$212	2%	(1)	$19,079	$16,506	$2,573	16%	(1)
 (1) Percentage totals may not sum due to rounding

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates.

	Three months ended June 30,	Six months ended June 30,
	(Thousands)
2013 DD&A	$9,414	$16,506
Changes due to volumes	(332)	(464)
Changes due to rates	544	3,037
2014 DD&A	$9,626	$19,079

Our weighted average DD&A rates increased in second quarter and first six months of 2014 compared with the same periods in 2013 due to the impact of a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the same periods of 2013. In particular, successful horizontal drilling in Coirón Amargo has resulted in increased volumes, but the DD&A rate applicable to that concession is also higher than our prior periods' average rate. Additionally, our DD&A rates have increased as a result of a reduction in proved developed reserves experienced in the fourth quarter of 2013 due to downward revisions of previous estimates. The positive impact of our exploration discoveries in Colombia can be seen in the table above as our DD&A rate increased during the second quarter of 2014 at a much lower rate than that experienced in recent periods.

We continue working to obtain the ten-year concession extension for the portion of the Entre Lomas concession in Río Negro. We expect to experience a favorable effect on future DD&A rates beginning in periods when the extension is obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income
Total investment income decreased by $1.6 million and $5.1 million for the second quarter and first six months of 2014, respectively, compared with the same periods of 2013 due primarily to lower Equity income from Argentine investment.  The decrease in our equity income for 2014 is due to lower net income of our equity investee, Petrolera.  The comparative decrease in Petrolera’s net income is primarily a result of lower revenues driven by lower oil sales volumes, greater depreciation, depletion and amortization expense and higher foreign exchange losses. Lower oil production volumes and the impact of unfavorable changes in oil inventories resulted in decreased oil sales volumes related to our equity interests in Petrolera for the second quarter and first six months of 2014, compared with the same periods in 2013. Partially offsetting these variances were higher natural gas sales volumes, and benefits earned by Petrolera from the Gas Plan II subsidy program.

Income Tax
Income tax expense decreased by $0.8 million and $3.1 million during the second quarter and first six months of 2014 compared with the same periods of 2013 primarily due to lower operating income in Argentina, partially offset by greater deferred income tax expense as a result of the tax legislation enacted in the third quarter of 2013 in Argentina.

We have previously recorded a valuation allowance based on our assessment of the positive and negative evidence for our ability to realize the deferred tax assets attributable to our operations in Colombia.  As a start-up operation, we have historically

Index

incurred losses related to exploration and production activity in Colombia. We have not recorded any benefit for deferred tax assets in Colombia since it was uncertain if our future activities in Colombia would generate sufficient taxable income to recognize the benefit of the deferred tax assets. Based on this and other relevant information, we concluded that the Company did not meet the criteria to justify the reversal of the valuation allowance at June 30, 2014. The valuation allowance on the deferred asset related to our Colombian operations totaled $4.2 million at December 31, 2013.

Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include sufficient taxable income in Colombia to utilize loss carryovers or meaningful and sustained pre-tax earnings from our Colombian operations. Although we anticipate our recent exploration drilling success to have a significant impact on our results of operations in the second half of 2014, our expectations with respect to future production rates, expenses, and permitting are subject to a number of uncertainties. We will continue to monitor the need for a valuation allowance in future periods. If our Colombian operations demonstrate a favorable and sustainable trend for historic and projected operating results, which we expect to occur in the second half of 2014, a reduction in the valuation allowance and a corresponding income tax benefit may result.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending June 30,
	Three Months		Six Months
	2014	2013	2014	2013
Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	362,930	401,534	699,085	760,783
Gas (Mcf)	1,580,735	1,457,671	3,044,777	2,817,768
LPG (tons)	2,240	2,616	4,536	5,116
Barrels of oil equivalent (Boe)	652,675	675,182	1,259,783	1,290,447
Equity interests (2)
Crude oil and condensate (Bbls)	320,563	395,916	655,365	765,057
Gas (Mcf)	939,353	645,278	1,738,081	1,201,641
LPG (tons)	2,713	2,797	5,483	5,494
Barrels of oil equivalent (Boe)	508,961	536,282	1,009,393	1,029,798
Total volumes
Crude oil and condensate (Bbls)	683,493	797,450	1,354,450	1,525,840
Gas (Mcf)	2,520,088	2,102,950	4,782,858	4,019,409
LPG (tons)	4,953	5,413	10,019	10,610
Barrels of oil equivalent (Boe)	1,161,636	1,211,464	2,269,176	2,320,245

Total volumes by basin
Neuquén	954,431	973,838	1,877,012	1,871,552
Austral	131,533	153,367	268,325	306,992
Llanos	48,742	50,903	66,713	73,337
Others	26,930	33,356	57,126	68,364
Barrels of oil equivalent (Boe)	1,161,636	1,211,464	2,269,176	2,320,245

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$82.64	$76.73	$78.65	$76.54
Gas (per Mcf) (3)	4.30	2.93	3.70	3.00
LPG (per ton)	222.32	211.39	205.69	219.90
Equity interests (2)
Oil (per bbl)	$82.09	$76.18	$77.98	$75.58
Gas (per Mcf) (3)	4.38	3.21	4.34	3.29
LPG (per ton)	229.87	194.01	206.52	200.20
Average Production Costs per Boe (4):
Production and lifting cost	$12.34	$12.67	$12.36	$13.50
Taxes other than income	$10.56	$8.93	$10.04	$9.10
DD&A	$14.75	$13.94	$15.14	$12.79
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

Index

(3) Gas prices presented above for the three and six months ended June 30, 2014, include the impacts of benefits received from the Gas Plan II subsidy program. Gas prices without the subsidy for the three and six month periods would have been $3.25 and $3.16 per Mcf for our consolidated interests, and $3.51 and $3.28 per Mcf for our equity interests.
(4) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“Boe”).  Six Mcf of gas are equivalent to one Boe and one ton of LPG is equivalent to 11.735 Boes.

Financial Condition
Outlook
Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. We derive more than 80 percent of our total product revenues from the sale of oil. Oil price realizations for crude produced and sold in Argentina are significantly influenced by Argentine governmental actions, and continue to be negotiated on a short-term basis.

Inflation in Argentina has been persistent for several years.  Prior to 2013, the Argentine peso had not experienced a commensurate level of devaluation. This has resulted in considerable increases in our U.S. dollar cost of operations and capital expenditures. During 2013, the peso declined by 33 percent, with a significant amount of the devaluation impacting the second half of the year. In the first six months of 2014, the peso declined by an additional 25 percent.

As a result of the sharp devaluation experienced in January, the Argentine government participated in negotiations between producers and refiners to adjust oil prices in the short term to lower the cost of hydrocarbon products in peso values. Oil price realizations for our Medanito crude oil production were agreed to be approximately $74.00 for the first quarter. During the second quarter, prices averaged $82 per barrel and were $83 in June, and we expect prices to stabilize throughout the remainder of the year. The effects of the devaluation experienced in the first quarter 2014, including renegotiated oil prices and foreign exchange losses, have impacted the result of operations for both Apco and Petrolera in 2014. For additional discussion about the impacts of the devaluation, see "Result of Operations" and "Quantitative and Qualitative Disclosures about Market Risk - Economic and Political Environment" in Items 1 and 3 of this report.

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

Since the fourth quarter of 2011, the Argentine government has implemented various regulations restricting access to foreign exchange markets, or the purchase of foreign currency through the Central Bank of Argentina at the official rate of exchange to deposit funds in foreign accounts. These restrictions require both Central Bank and AFIP (Argentina’s taxing authority) approvals. As a result, the movement of funds out of Argentina through the Central Bank at the official exchange rate has been restricted. Consequently, we have received fewer dividends from our investment in Petrolera since these regulations were implemented compared with prior periods.  During the second quarter of 2014, we received a dividend from our investment in Petrolera paid in pesos equivalent to $3 million US dollars.

With our cash and cash equivalents balance of $30.6 million as of June 30, 2014, the ability to generally adjust capital spending as necessary, and expected increases in cash flows from our Colombian operations, we believe we have sufficient liquidity and capital resources to effectively manage our business throughout the remainder of 2014. Our capital expenditures are currently estimated to be approximately $90 million in 2014. Any cash bonus payments negotiated to obtain concession extensions would result in additional capital expenditures.  Although we generally fund our capital programs with internally generated cash flow, successful exploration efforts in Colombia have resulted in development and appraisal activities that may require financing.

Potential risks associated with our anticipated levels of liquidity and planned capital expenditures include:

•	Further deterioration in the Argentine economy, including continued peso devaluation and restrictions on foreign-exchange and capital controls;

•	Lower than anticipated commodity price realizations; and

•	Lower than expected levels of cash flow from operations.

Index

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
Based on our current forecasts, we expect to have sufficient liquidity from cash flow from operations and cash on hand to manage our business throughout 2014. However, due to the uncertainty caused by the current foreign-exchange and capital control environment in Argentina, and the timing of anticipated sources and uses of cash in Argentina and Colombia, we may consider other sources of financing for a portion of our cash requirements during the remainder of 2014. Additional sources of liquidity, if needed and if available, include bank financings and proceeds from assets sales or farm-outs.

Of our total cash and cash equivalents balance of $30.6 million as of June 30, 2014, approximately $11.8 million was held in Argentine peso accounts measured at the peso to U.S. dollar official exchange rate of 8.13:1. Most of our peso funds are invested in a short-term money market account that earn approximately 20 percent interest. The remaining amount of our cash, or $18.8 million, was held in U.S. dollar accounts primarily outside of Argentina. See the effect of exchange rate changes on cash and cash equivalents during the six-month period ended June 30, 2014, in our Consolidated Statement of Cash Flows in Item 1 of this report and in the cash flow analysis discussion below. Although peso devaluation has a negative impact on the U.S. dollar value of our cash held in Argentine pesos, the ultimate foreign currency gains or losses included in our results of operations depends on the impact of changes in exchange rates on our net monetary assets denominated in pesos.

Our liquidity is also affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of June 30, 2014, $5.7 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution. We expect to receive approximately $5 million as a return of collateral used for letters of credit during the remainder of 2014.

Cash Flow Analysis

	Six months ended June 30,
	2014	2013
	(Thousands)
Net cash provided (used) by:
Operating activities	$25,287	$30,436
Investing activities	(37,780)	(15,589)
Financing activities	(500)	—

Operating Activities
Our net cash provided by operating activities totaled $25.3 million for the first six months of 2014, compared with $30.4 million during the same period in 2013.  The decrease in cash provided by operating activities was primarily due to lower operating results during the first six months of 2014, including lower amounts collected from the Oil Plus program, and unfavorable changes in working capital compared with the same period of 2013.  See additional discussion of dividends from our Argentine investment in “-Financial Condition” and “-Liquidity.”
Investing Activities
During the first six months of 2014, capital expenditures totaled $37.6 million compared with $27.6 million during the same period in 2013.  The increase in capital expenditures in 2014 is primarily due to greater exploration drilling activity in Colombia. Additionally, we received $3.6 million as a return of collateral previously used for letters of credit during the first quarter of 2013 compared with $150 thousand during the first quarter of 2014.

Index

Financing Activities
During the first six months of 2014, we paid $500 thousand for repayments of long-term debt.
In addition to the cash provided by and used in our operating, investing and financing activities, the effect of exchange rate changes on cash and cash equivalents was a decrease in value of $5.0 million during the six-month period ended June 30, 2014, compared with a decrease in value of $1.8 million during the same period of 2013. See the effect of exchange rate changes on cash and cash equivalents in our Consolidated Statement of Cash Flows in Item 1 of this report.

Contractual Obligations

Our contractual obligations have decreased by approximately $15 million from our total obligations of $30.8 million as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as a result of drilling activities and payments of long-term debt during the first six months of 2014.

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

Furthermore, although our oil prices in Argentina are negotiated and denominated in U.S. dollars, we are paid in pesos.  This can make our oil price realizations sensitive to currency devaluation depending on the manner in which a devaluation is implemented by the government. For example, after the approximate 23 percent devaluation of the Argentine peso experienced in early 2014, the Argentine government participated in negotiations between producers and refiners to adjust oil prices in the short term to lower the cost of hydrocarbon products in peso values. Oil price realizations for our Medanito production from the Neuquén basin were re-negotiated to be about $9 per barrel lower than the price before the devaluation. Prices have since reached $83, and we expect our prices will remain at about the current price throughout the remainder of the year. We cannot accurately predict what additional actions the Argentine government will take in response to the value of its currency, future fluctuations in world oil prices, the drop in the level of the country’s oil reserves or in reaction to changes in the country’s fiscal and trade balances.

Inflation, Foreign Currency and Operations Risk
The majority of our operations are located in Argentina.  Historically Argentina has struggled through extended periods of inflation that have eventually led to a sudden devaluation of the Argentine peso similar to what occurred during the Argentine economic crisis of 2001 and 2002.

Since the economic crisis of 2001 and 2002, when the value of the peso was suddenly reduced from an exchange rate of one peso to one U.S. dollar to an exchange rate of three pesos to one U.S. dollar, the Argentine economy has generally grown at strong rates ranging from two to ten percent annually. However, actual inflation escalated at rates ranging from 15 to 30 percent annually over the last several years. As a result of government efforts to support the value of the peso in this environment, the peso’s value has not declined in proportion to the level of actual inflation thereby substantially increasing the cost of living in Argentina and the U.S. dollar cost of our operations and capital expenditures in the country. Prior to 2013, the peso was not allowed to devalue in proportion to the actual inflation experienced in the country, resulting in capital flight out of Argentina due to a lack of confidence in the value of the peso at the official exchange rate. Inflation could be greater in 2014 than previous years as inflation was approximately 20 percent during the first half of 2014. In addition, the Central Bank of Argentina´s foreign reserves have declined from a recent high of approximately $52 billion dollars in the middle of 2011 to an estimated $29 billion as of June 30, 2014. Government subsidies during 2013 were approximately five percent of the Argentina gross domestic product.

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

An alternative way for companies to send money out of Argentina exists and consists of purchasing marketable securities in Argentina with pesos and selling them abroad in foreign currency. As of June 30, 2014, the implicit exchange rate derived from this type of transaction was approximately 24 percent above the official exchange rate. The resulting spread between such implicit exchange rate and the official rate of exchange is an indicator that further official devaluation of the Argentine peso may occur.

Index

At December 31, 2013, the peso to U.S. dollar official rate of exchange rate was 6.52:1.  At June 30, 2014, the official exchange rate was 8.13:1, representing a devaluation of approximately 25 percent during the first six months of 2014. The devaluation of the peso experienced in the first six months of 2014 resulted in foreign exchange losses of approximately $1.5 million in our operating income, and $1.7 million related to our equity income from our investment in Petrolera.  For additional discussion about the impacts of the devaluation on our results, see "Overview" and "Result of Operations" in Item 2 of this report.

Any further devaluation of the Argentine peso would likely result in foreign exchange losses to the extent of net monetary assets held by us in Argentine pesos that are translated on the balance sheet at the closing official exchange rate.  Additional peso devaluation could also impact our product price realizations and reduce our peso-denominated costs when measured in U.S. dollars. Although we cannot predict the outcome of any future peso devaluation, a devaluation could have a negative impact on our results of operations. As of June 30, 2014, our net monetary assets denominated in Argentine pesos was $2.3 million.  Additionally, Petrolera had a balance of net monetary assets denominated in pesos of approximately $20.0 million as of June 30, 2014.

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

Under the administration of President Cristina Kirchner, the government has used energy policies that control prices of hydrocarbons, in particular natural gas prices, including subsidies for the import of natural gas at prices far higher than those permitted for the sale of natural gas produced in Argentina. Historically, the government maintained close alliances with labor unions and a monetary policy designed to support the value of the peso, although both of these policies have faced challenges during 2014. Additionally, the government has taken various measures to assert greater state control over different areas of the country’s economy, including nationalizing an airline and private pension funds.

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

Index

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

In 2001, Argentina defaulted on approximately $100 billion of its sovereign debt. The country later exchanged most of its defaulted bonds for discounted bonds but a few investors did not participate in the exchange. For several years, Argentina has been involved in legal proceedings with these hedge-fund investors which continue to seek payment of the defaulted bonds. In 2012, a U.S. court ruled that Argentina could not continue to pay exchange bondholders without also paying the "hold-outs".

In May 2014, the U.S. Supreme Court declined to hear the Argentine government's appeal against the court ruling. At the end of July, court-ordered mediated talks between hold-outs and a delegation of Argentine officials failed. Argentina then passed a deadline to make interest payments to its exchange bondholders, and ratings agencies downgraded its debt in response. International Swaps and Derivatives Association (ISDA) declared the situation a “credit event,” which will result in insurance payments and could potentially trigger acceleration of bond principal obligations. Until the situation is resolved there will likely be further deterioration of the peso, increased inflation and continued impediments to access debt markets.

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

Second-Quarter 2014 Changes in Internal Controls
There have been no changes during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

August 5, 2014

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