Form 10-Q
period 2014-09-30
APCO OIL & GAS INTERNATIONAL INC
filed 2014-11-04
CIK 311471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 3, 2014
Ordinary Shares, $0.01 Par Value	9,139,651 Shares
Class A Shares, $0.01 Par Value	20,301,592 Shares

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements.  Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” "seeks," “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “objectives,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions.  These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The proposed merger with Pluspetrol;

•	Amounts and nature of future capital expenditures;

•	Volumes of future oil, gas and liquefied petroleum gas (“LPG”) production;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved oil and gas reserves;

•	Reserve potential;

Index

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of natural gas demand; and

•	Oil and natural gas prices and demand for those products.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	A delay in or the failure to obtain required approvals and failure to satisfy conditions to closing the proposed merger;

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

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,804	$48,566
Accounts receivable	28,873	17,209
Inventory	6,370	5,295
Restricted cash	5,210	5,040
Other current assets	10,993	11,232
Total current assets	76,250	87,342
Property and Equipment:
Cost, successful efforts method of accounting	407,182	352,011
Accumulated depreciation, depletion and amortization	(214,238)	(190,716)
	192,944	161,295

Argentine investment, equity method	128,911	125,244
Restricted cash	450	470
Other assets (net of allowance of $285 at September 30, 2014 and $369 at December 31, 2013)	517	903
Total Assets	$399,072	$375,254
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,250	$16,935
Affiliate payables	683	877
Accrued liabilities	14,494	12,331
Income taxes payable	267	7,084
Total current liabilities	38,694	37,227

Long-term debt	1,500	5,000
Deferred income tax liability	13,670	12,358
Long-term liabilities	6,947	5,211
Contingent liabilities and commitments (Note 9)
Equity:
Shareholders' equity
Share capital, 60,000,000 shares authorized, par value $0.01 per share;
Ordinary shares, 9,139,650 shares issued and outstanding	91	91
Class A shares, 20,301,592 shares issued and outstanding	203	203
Additional paid-in capital	9,106	9,106
Accumulated other comprehensive loss	(1,631)	(1,624)
Retained earnings	330,229	307,427
Total shareholders' equity	337,998	315,203
Noncontrolling interests in consolidated subsidiaries	263	255
Total equity	338,261	315,458
Total liabilities and equity	$399,072	$375,254
See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Oil revenues	$39,865	$27,425	$94,846	$85,652
Natural gas revenues	5,950	4,258	17,210	12,704
LPG revenues	384	430	1,317	1,555
Other revenues	137	1,559	2,349	10,830
Total revenues	46,336	33,672	115,722	110,741
COSTS AND OPERATING EXPENSES:
Production and lifting costs	9,519	8,576	25,092	25,998
Taxes other than income	7,651	5,753	20,293	17,497
Transportation and storage	266	685	1,022	2,328
Selling and administrative	3,643	3,461	10,413	10,925
Depreciation, depletion and amortization	11,055	7,884	30,219	24,522
Exploration expense	599	206	4,072	4,429
Foreign exchange losses	156	769	1,645	1,976
Other expense	2,156	317	3,044	(2,898)
Total costs and operating expenses	35,045	27,651	95,800	84,777
TOTAL OPERATING INCOME	11,291	6,021	19,922	25,964
INVESTMENT INCOME:
Interest and other income	376	261	1,271	525
Equity income from Argentine investment	5,441	4,221	11,026	15,544
Total investment income	5,817	4,482	12,297	16,069
Income before income taxes	17,108	10,503	32,219	42,033
Income taxes	4,477	16,533	9,396	24,588
NET INCOME	12,631	(6,030)	22,823	17,445
Less: Net income attributable to noncontrolling interests	10	8	21	30
Net income attributable to Apco Oil and Gas International Inc.	$12,621	$(6,038)	$22,802	$17,415
OTHER COMPREHENSIVE INCOME:
Pension plan liability adjustment in consolidated and equity interests (net of Argentine taxes of $4 in 2014 and $123 in 2013)	—	(229)	(7)	(229)
Comprehensive income (loss) attributable to Apco Oil and Gas International Inc.	$12,621	$(6,267)	$22,795	$17,186
Amounts attributable to Apco Oil and Gas International Inc.:
Earnings per share – basic and diluted:
NET INCOME PER SHARE	$0.43	$(0.21)	$0.77	$0.59
Average ordinary and Class A shares outstanding – basic and diluted	29,441	29,441	29,441	29,441
Cash dividends declared per ordinary share	$—	$—	$—	$—
Cash dividends declared per Class A share	$—	$—	$—	$—

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	For the Nine Month Period Ended September 30,
(Amounts in thousands)	2014			2013
	Shareholders' Equity	Noncontrolling Interests	Total	Shareholders' Equity	Noncontrolling Interests	Total
Beginning Balance	$315,203	$255	$315,458	$296,734	$242	$296,976
Net income	22,802	21	22,823	17,415	30	17,445
Other comprehensive income (loss)	(7)	—	(7)	(229)	—	(229)
Total comprehensive net income	22,795	21	22,816	17,186	30	17,216
Cash dividends declared	—	—	—	—	—	—
Dividends and distributions to
noncontrolling interests	—	(13)	(13)	—	(25)	(25)
Ending Balance	$337,998	$263	$338,261	$313,920	$247	$314,167

See accompanying notes.

Index

APCO OIL AND GAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
(Amounts in thousands)	September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$22,823	$17,445
Adjustments to reconcile to net cash provided by operating activities:
Equity income from Argentine investment	(11,026)	(15,544)
Dividends received from Argentine investment	3,154	3,257
Deferred income tax expense	908	13,742
Depreciation, depletion and amortization	30,219	24,522
Provision for loss on property, plant & equipment	5,346	1,567
Recovery of costs on sale of properties	—	(3,642)
Changes in accounts receivable	(11,664)	3,218
Changes in inventory	(1,130)	(1,584)
Changes in other current assets	4,441	(6,183)
Changes in accounts payable	382	4,388
Changes in affiliate payables, net	(207)	(1,016)
Changes in accrued liabilities	663	2,161
Changes in income taxes payable	(6,817)	(488)
Effect of exchange rate changes on cash and cash equivalents, and changes in other assets and liabilities	6,706	4,680
Net cash provided by operating activities	43,798	46,523
CASH FLOW FROM INVESTING ACTIVITIES:
Property plant and equipment:
Capital expenditures *	(59,724)	(40,914)
Sale of properties	—	8,440
Changes in restricted cash	(150)	3,579
Net cash used in investing activities	(59,874)	(28,895)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,000)	—
Dividends paid to noncontrolling interest	—	(25)
Net cash used in financing activities	(2,000)	(25)

Effect of exchange rate changes on cash and cash equivalents	(5,686)	(3,399)

Increase (decrease) in cash and cash equivalents	(23,762)	14,204
Cash and cash equivalents at beginning of period	48,566	32,669
Cash and cash equivalents at end of period	$24,804	$46,873
________________________
* Increases to property plant and equipment, net of asset dispositions	$(61,813)	$(28,933)
Provision for loss on PP&E	(5,203)	(1,567)
Recovery of unproved costs	—	(4,798)
Changes in related accounts payable, accrued and other liabilities	7,292	(5,616)
Capital expenditures	$(59,724)	$(40,914)
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

Apco began E&P activities in Argentina in the late 1960s, and as of September 30, 2014, had interests in nine oil and gas producing concessions and two exploration permits in Argentina.  E&P activities in Colombia began in 2009 where we have three exploration and production contracts.  Our producing operations are located in the Neuquén, Austral, and Northwest basins in Argentina, and in the Llanos basin in Colombia.  We also have exploration activities currently ongoing in both Argentina and Colombia.

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

In our opinion, all normal recurring adjustments have been made to present fairly the results of the three and nine-month periods ended September 30, 2014 and 2013.  The results for the periods presented are not necessarily indicative of the results for the respective complete years.

Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.  Restricted cash is not considered cash or a cash equivalent due to the restricted nature. Included in the balance of cash and cash equivalents is $12.0 million and $15.8 million of cash denominated in Argentine pesos as of September 30, 2014, and December 31, 2013, respectively. These cash balances were measured in U.S. dollars using peso to U.S. dollar exchange rates of 8.43:1 and 6.52:1 as of September 30, 2014, and December 31, 2013, respectively. See the effect of exchange rate changes on cash balances held in foreign currencies in the Consolidated Statements of Cash Flows.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Restricted Cash
Restricted cash is $5.7 million as of September 30, 2014 and $5.5 million as of December 31, 2013. As part of the contractual requirements of our blocks in Colombia, the government requires letters of credit to guarantee exploration investment commitments. The letters of credit are collateralized by cash and expire on various dates in 2014 and 2015.  We consider cash used as collateral to be restricted. The restricted cash is invested in a short-term money market account with a financial institution.

Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. In June 2014, Apco was approved to participate in the Gas Plan II natural gas subsidy program in Argentina. As a result, we recorded $2.1 million in additional natural gas revenues and a corresponding accounts receivable from the Argentine government for benefits accrued since the program's commencement in December 2013. Benefits earned from the program are payable in Argentine pesos.

Inventory Valuation
Our inventory includes hydrocarbons of $1.5 million at September 30, 2014, and $1.3 million at December 31, 2013, which are accounted for at production cost, and spare-parts materials of $4.9 million at September 30, 2014 and $4.0 million at December 31, 2013, which are accounted for at the lower of cost or market.

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

We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable. Typical indicators of a possible impairment include declining oil and gas prices, unfavorable revisions to our reserve estimates, drilling results, or future drilling plans. During third quarter 2014, declining forward oil prices were an indicator of impairment of certain producing properties in Colombia. See discussion in Note 5 and Note 10 about impairments of producing properties. Depending upon the results of future exploration activities, we could determine that certain properties need to be impaired as we drill and evaluate those areas. See discussion in Note 4 about our exploratory wells in progress and wells pending the determination of proved reserves.

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

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Nonmonetary Transactions
We account for nonmonetary transactions based on the fair values of the assets involved, which is the same basis as that used in monetary transactions.  During the first nine months of 2014 and 2013, we delivered a volume of our natural gas to third parties to satisfy a portion of our provincial production tax obligation.  The natural gas that was transferred to satisfy this obligation was recognized at fair value.  We recorded approximately $712 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first nine months of 2014, and $712 thousand in natural gas revenues and taxes other than income as a result of this transaction in the first nine months of 2013.

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

Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.

(2)	Income Taxes

We recorded expenses for income taxes as presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Thousands)
Income taxes:
Current	$3,869	$2,802	$8,488	$10,846
Deferred	608	13,731	908	13,742
Income tax expense	$4,477	$16,533	$9,396	$24,588

We are domiciled in the Cayman Islands where there is currently no income tax.  However, we are subject to income taxes in Argentina and Colombia.  Equity income from our investment in Petrolera is recorded on an after-tax basis.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

The effective income tax rate for the three and nine months ended September 30, 2014, is lower than the statutory rate where we are subject to income taxes due primarily to the equity income from investment in Petrolera, partially offset by the Argentine capital gains tax enacted in 2013 and expenses incurred outside of Argentina.

The effective income tax rate for the three and nine months ended September 30, 2013, is higher than the statutory rate where we are subject to income taxes due to the change in the Argentine tax legislation implemented in third quarter 2013. In September 2013, the Argentine government enacted certain tax reform legislation related to capital gains and dividends. The tax reform removed the income tax exemption on income derived from the sale of shares, titles, bonds and other securities that had been provided to non-Argentine residents since 1991. As a result, we recorded a $13.7 million deferred tax expense in the third quarter of 2013 for the new Argentine capital gain tax associated with our equity investment in Petrolera. Of the total amount of deferred tax expense recorded in the third quarter resulting from the new law, $11.9 million relates to the basis difference that existed in our equity investment in Petrolera as of December 31, 2012.

We have recorded a valuation allowance based on our assessment of the positive and negative evidence for our ability to realize the deferred tax assets attributable to our operations in Colombia.  As a start-up operation, we have historically incurred losses related to exploration and production activity in Colombia. We have not previously recorded any benefit for deferred tax assets in Colombia since it was uncertain if our future activities in Colombia would generate sufficient taxable income to recognize the benefit of the deferred tax assets. In 2014, we expect to utilize the Colombia loss carryovers and we have removed the valuation allowance with respect to those carryovers. We continue to have a valuation allowance on other deferred tax assets in Colombia as their ultimate realization is less certain. We will continue to monitor the need for a valuation allowance in future periods. If our Colombian operations demonstrate a sustainable trend of favorable operating results, a reduction in the valuation allowance and a corresponding income tax benefit may result.

As of September 30, 2014 and December 31, 2013, we had no unrecognized tax benefits or reserve for uncertain tax positions.

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

The carrying amount of our investment in Petrolera is greater than our proportionate share of Petrolera’s net equity by $1 million.  The reasons for this basis difference are: (i) goodwill recognized on our acquisition of additional Petrolera shares in 2002 and 2003; (ii) recognition of a provision for a doubtful account associated with a receivable held by Petrolera; and (iii) a difference from periods prior to 1991 when we accounted for our interest in Petrolera under the cost recovery method, which will be recognized upon full recovery of our investment. Summarized unaudited financial position and results of operations of Petrolera are presented in the following tables.

Petrolera’s financial position was as follows:

	September 30, 2014	December 31, 2013
	(Thousands)
Current assets	$102,822	$78,076
Non current assets	292,313	305,862
Current liabilities	59,681	55,239
Non current liabilities	22,002	23,947

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Included in Petrolera’s current assets as of September 30, 2014, is approximately $30 million of cash denominated in Argentine pesos.

Petrolera’s results of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Thousands)
Revenues	$89,432	$73,793	$236,026	$228,724
Expenses other than income taxes	62,946	54,751	176,967	162,809
Net income	13,272	10,346	26,737	38,096

The increase in Petrolera’s net income for the three months ended September 30, 2014, compared with the same period of 2013 is primarily a result of greater revenues partially offset by higher depreciation, depletion and amortization expense and greater foreign exchange losses.  The decrease in Petrolera’s net income for the nine months ended September 30, 2014, compared with the same period of 2013 is primarily a result of higher depreciation, depletion and amortization expense and greater foreign exchange losses.  Petrolera declared a dividend of $36.7 million pesos net to Apco (approximately $4.4 million U.S. dollars during third quarter 2014. The payment of this third quarter dividend was pending Central Bank and AFIP (Argentina's tax authority) approval per exchange control restrictions as of the end of the quarter, and was recorded as a dividend receivable in our other current assets accordingly. During the nine months ended September 30, 2014 and 2013, Petrolera declared dividends of $60.9 million pesos net to Apco (approximately $7.4 million U.S. dollars) and $16.4 million pesos net to Apco (approximately $3.3 million U.S. dollars) respectively.

(4) Exploratory Wells and Exploratory Well Costs Pending the Determination of Proved Reserves

The amount of exploratory wells pending the determination of proved reserves was approximately $8.9 million as of September 30, 2014, representing a change of approximately $3.2 million during the first nine months of 2014 compared with the balance of $5.7 million as of December 31, 2013. The balance as of September 30, 2014, includes costs of $4.1 million for two wells that have been capitalized for greater than one year. We have firm plans and contractual commitments including the drilling of additional exploratory wells during 2014 to assess the reserves related to these wells and their potential development. In addition, we had exploratory wells in progress that had not finished drilling nor been completed of approximately $1.4 million as of September 30, 2014, compared with $3.6 million at December 31, 2013.

(5)	Exploration Expenses, Farm-out Agreements and Impairments
Exploration Expenses

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Thousands)
Geologic and geophysical costs	$229	$227	$336	$2,862
Dry hole costs and impairments of exploratory area wells	370	(21)	3,736	1,567
Total exploration expense	$599	$206	$4,072	$4,429

Our geologic and geophysical costs primarily consist of the acquisition cost of 3D or 2D seismic information. Our dry hole costs are related to the impairment or expensing of unsuccessful exploratory wells or well re-completions of an exploratory nature.  Our dry hole costs incurred in 2014 and 2013 are primarily related to our Colombian operations.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

Farm-out Agreements and Impairments
The following table presents a summary of significant gains on sale from farm-out agreements and losses reflected in impairment of producing properties within Other expense (income).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Thousands)
Gain on farm-out agreements	$—	$—	$—	$(3,642)
Impairment of producing properties	1,610	—	1,610	—
Effect of gains on farm-out agreements and impairments of producing properties on Other expense (income)	$1,610	$—	$1,610	$(3,642)
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
Due to declining forward oil prices, we performed an impairment assessment of the carrying value of certain producing properties in Colombia. Accordingly, we recorded a $1.6 million impairment charge in Other expense (income) during third quarter 2014. Our impairment analysis included an assessment of undiscounted and discounted future cash flows, which considered information obtained from drilling, production and reserve quantities (see Note 10).

(6)	Other Current Assets

The balance of other current assets consisted of the following:

	September 30, 2014	December 31, 2013
	(Thousands)
Prepaid expense	$1,026	$1,557
Dividend receivable	4,186	—
Value added tax advances	597	2,165
Hydrocarbon subsidy receivable	12	2,790
Advances with joint venture partners	4,668	3,589
Other current assets	504	1,131
	$10,993	$11,232

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

(7)	Accrued Liabilities

The balance of accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(Thousands)
Taxes other than income	$4,192	$3,621
Payroll and other general and administrative expenses	1,480	2,577
Advances from joint venture partners	4,390	3,220
Current portion of long-term debt	4,000	2,500
Other	432	413
	$14,494	$12,331

(8)	Debt and Banking Arrangements

We have borrowed $5.5 million under our banking agreement.  Our ability to draw funds from the line of credit under this agreement ended in March 2012.  Borrowings under this facility are unsecured and bear interest at six-month Libor plus three percent per annum. We recorded interest expense of $214 thousand and $251 thousand in the nine-month periods ended September 30, 2014 and 2013, respectively. Principal amounts will be repaid in four equal semi-annual installments from each borrowing date after a two and a half year grace period.  This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.  We are in compliance with all debt covenants as of September 30, 2014. We record the current portion of the debt in Accrued liabilities in our balance sheet. Aggregate minimum maturities of our debt are as follows:

(Thousands)
2014	$500
2015	3,500
2016	1,500
Total	$5,500

(9)	Contingencies

In the third quarter of 2011, we received a claim from the Dirección General de Rentas (the “DGR,” or provincial taxation authority) in the province of Chubut, Argentina, for alleged deficiencies in exploitation canon payments applicable to the Cañadón Ramírez concession during the years 2009, 2010 and 2011. We sold our interest in Cañadón Ramírez at the end of 2010. The DGR has claimed that the joint venture owes an additional $4.3 million pesos (approximately $510 thousand U.S. dollars as of September 30, 2014).  In making this assessment, the DGR has failed to acknowledge that portions of the original surface area of the concession were relinquished during those periods. Therefore, we believe this claim has no merit and that the exploitation canon payments made are correct.  However, our challenge of the assessment before the provincial Ministry of Economy and Public Credit was rejected. We have subsequently initiated various actions at the provincial and federal level to continue challenging the DGR's claim. It is likely that we will be required to pay the assessment during the pendency of these actions and then seek recovery if we are successful.

In October 2014, the provincial government of Chubut approved relinquishments made by us in 2008 and 2009 of certain acreage covered by the Cañadón Ramírez concession. The approval was made effective as of April 2013 and required the joint venture to pay additional exploitation canon related to 2012 and 2013. This resulted in an increase in the amount of the claim against the joint venture of $2.1 million pesos (approximately $250 thousand U.S. dollars as of September 30, 2014). In connection with our rights to appeal the assessment, we may be required to pay the assessment and seek recovery if we are successful. Our participation in the joint venture was 41 percent.

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

The carrying amount reported in the balance sheet for cash equivalents, accounts receivable and accounts payable is equivalent to fair value due to the frequency and volume of transactions in and the short-term nature of these accounts.  The carrying amount for restricted cash is equivalent to fair value as the funds are invested in a short-term money market account. The fair value of our debt is estimated to approximate the carrying amount as the interest is a floating rate based on Libor. We did not have any Level 1 or Level 2 fair value balances as of September 30, 2014, or December 31, 2013.

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

Our estimate of fair value for financial instruments related to Oil Plus is based on a market approach and considers various market participant assumptions, including numerous levels of governmental approval, the likelihood of the export of hydrocarbons to generate export taxes for which the subsidies can be utilized since we are only able to export a limited amount of our production, the legal requirement to transfer the certificates to other parties at nominal value and the expected duration of the government export tax regime and subsidy programs based on current factors. For these Level 3 fair value balances, the inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. The fair value estimate of our remaining and un-utilized financial instruments related to hydrocarbon subsidies was zero as of September 30, 2014, and December 31, 2013.

Notwithstanding an asset fair value of zero for these financial instruments, we record revenues for the amount of certificates when utilized by third parties. In early 2013, the government altered its regulations to allow smaller producing companies to receive benefits from the program. As a result, prior to September 30, 2014, certain third parties were allowed to utilize tax certificates that had originally been granted to us and we realized revenues of approximately $2 million during the first nine months of 2014.  Realized and unrealized gains from the benefits of these programs included in Income before income taxes are reported in Other revenues in our Consolidated Statements of Income and Comprehensive Income.

Our Level 3 measurements also include certain assets that have been measured at fair value on a nonrecurring basis. As previously discussed in Note 1-Property and Equipment, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management's judgment, that the carrying value of such assets may not be recoverable. During second quarter 2014, we considered the estimated value of total proved reserves for a recent exploration discovery in Colombia to be an indicator of potential impairment. As a result, we assessed the carrying value of the property for impairment using estimates of future cash flows. Significant judgments and assumptions in the assessment include estimates of proved reserves quantities, estimates of future oil prices using a forward Brent curve adjusted for quality and locational basis differentials, an expectation for market participant drilling plans, expected operating and capital costs, and an

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

applicable discount rate commensurate with the risk of the underlying cash flow estimates. The assessment identified that the property's carrying value was in excess of the calculated fair value. As a result, we recognized $3.1 million of impairment charges in Exploration expense in second quarter 2014 related to Colombia. The fair value for the property was estimated to be $3.8 million. Significant assumptions in valuing the property included proved reserves of approximately 142 thousand net barrels of oil, forward weighted average prices averaging approximately $83 per barrel (adjusted for quality and location differences), and a discount rate of 10 percent.

During third quarter 2014, we considered declining forward oil prices to be an indicator of potential impairment for certain producing properties in Colombia. As a result, we assessed the carrying value of the properties for impairment using estimates of future cash flows. Significant judgments and assumptions in the assessment include estimates of proved reserves quantities, estimates of future oil prices using a forward Brent curve adjusted for quality and locational basis differentials, expected operating and capital costs, and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. The assessment identified that the properties' carrying values were in excess of the calculated fair values. As a result, we recognized $1.6 million for impairment of proved properties recorded in Other expense (income) in third quarter 2014 related to Colombia. The total fair value for the properties was estimated to be $2.8 million. Significant assumptions in valuing the properties included proved reserves of approximately 169 thousand net barrels of oil, forward weighted average prices averaging approximately $73 per barrel (adjusted for quality and location differences), and a discount rate of 10 percent.

(11)	Subsequent Events
In October, Petrolera paid the dividend receivable (approximately $4.2 million U.S. dollars) recorded in other current assets as of September 30, 2014.
Prior to the expiration of the Coirón Amargo exploration permit in November 2014, we requested to keep all the acreage for a total evaluation period of up to five years under Argentine regulations. In order to retain the acreage, Apco and its joint venture partners will commit to future investments for unconventional drilling in the area. This proposal is pending formal governmental approval.
On October 3, 2014, we announced that Apco, Pluspetrol Resources Corporation, a company incorporated under the laws of the Cayman Islands (“Parent”), and Pluspetrol Black River Corporation, a Cayman Islands exempted company limited by shares and a wholly owned subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into Apco, upon the terms and subject to the conditions set forth in the Merger Agreement, with Apco continuing as the surviving company in the merger (the “Merger”) and a wholly-owned subsidiary of Parent. As a result of the Merger, Apco will cease to be an independent, publicly-traded company.
At the effective time of the Merger (the “Effective Time”), each ordinary and Class A share of Apco (collectively, the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than (i) Company Shares held by Apco or any of its subsidiaries (ii) Company Shares held by Parent or Merger Sub or (iii) Company Shares that are held by a holder who is entitled to appraisal rights under Cayman Islands law and who has delivered to Apco a written objection to the Merger pursuant to Cayman Islands law) shall be converted into the right to receive $14.50 in cash, without interest.
In connection with the proposed Merger and required shareholder approval, Apco filed a preliminary proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) and will deliver a definitive proxy statement to its shareholders. We plan to complete the Merger promptly after our shareholders approve and adopt the Merger Agreement at an extraordinary general meeting and after the satisfaction or waiver of all other conditions to the Merger. We currently anticipate that the Merger will be completed in the fourth quarter of 2014.
Prior to the approval of Apco’s shareholders, (i) Apco may, subject to compliance with certain obligations set forth in the Merger Agreement, terminate the Merger Agreement to enter into a definitive agreement to accept a Superior Offer (as defined in the Merger Agreement), and (ii) the board of directors of Apco may change its recommendation to Apco’s shareholders regarding adopting the Merger Agreement (an “Adverse Recommendation Change”) if the board of directors of Apco determines in good faith after consultation with its outside legal advisers that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties, in each case, subject to customary matching rights in favor of Parent.

APCO OIL AND  GAS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Index

The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the absence of certain legal impediments to the consummation of the Merger, (ii) the adoption of the plan of merger by the shareholders of Apco holding two-thirds or more of the Company Shares, (iii) the absence of a material adverse effect on Apco since the date of the Merger Agreement and (iv) the consummation of certain transactions pursuant to the Irrevocable Offer, dated October 2, 2014, from Parent to WPX, the majority shareholder of Apco, pursuant to which WPX has agreed to sell its interests in Apco Argentina, S.A. and Northwest Argentina Corporation to Parent.
On October 23, 2014, a lawsuit was filed in the District Court of Tulsa County in the State of Oklahoma challenging the proposed Merger.  The lawsuit is a putative class action filed on behalf of purported shareholders of Apco and names the Company, its directors and WPX as defendants.  The complaint alleges that Apco’s directors breached their fiduciary duties to the Company’s shareholders by agreeing to sell Apco for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement.  The complaint seeks, among other relief, declaratory and injunctive relief against the Merger and costs and fees. We believe the allegations in the lawsuit are without merit and intend to vigorously defend this matter.
In connection with Apco and Parent entering into the Merger Agreement, WPX, holding 69 percent of the Company Shares, has entered into a power of attorney, which among other things, grants to a designee of Parent the power to vote WPX’s Class A shares in Apco in favor of the approval and adoption of the plan of merger unless the Merger Agreement is terminated pursuant to its terms.
The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature. The Merger Agreement also contains customary pre-closing covenants, including the obligation of Apco to conduct its business in the ordinary course and to refrain from taking certain specified actions without the consent of Parent.
The Merger Agreement contains certain termination rights for both Apco and Parent including, among others, (i) by Apco, in the event Apco enters into a definitive agreement with respect to a Superior Offer, and (ii) by Parent, if, at any time prior to the approval by Apco’s shareholders, there has been an Adverse Recommendation Change. Upon termination of the Merger Agreement under specific circumstances, Apco will be required to pay Parent a termination fee equal to $15.5 million. Among other things, if the Merger Agreement is terminated in connection with Apco entering into a definitive agreement with respect to a Superior Offer, Apco is required to pay to Parent the termination fee immediately prior to or concurrently with termination of the Merger Agreement. In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before July 2, 2015.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis explains the significant factors that have affected our results of operations for the three and nine-month periods ended September 30, 2014, and our financial condition since December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Events - Merger Agreement
On October 3, 2014, we announced that Apco, Pluspetrol Resources Corporation, a company incorporated under the laws of the Cayman Islands (“Parent”), and Pluspetrol Black River Corporation, a Cayman Islands exempted company limited by shares and a wholly owned subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into Apco, upon the terms and subject to the conditions set forth in the Merger Agreement, with Apco continuing as the surviving company in the merger (the “Merger”) and a wholly-owned subsidiary of Parent. As a result of the Merger, Apco will cease to be an independent, publicly-traded company.
At the effective time of the Merger (the “Effective Time”), each ordinary and Class A share of Apco (collectively, the “Company Shares”) issued and outstanding immediately prior to the Effective Time (other than (i) Company Shares held by Apco or any of its subsidiaries (ii) Company Shares held by Parent or Merger Sub or (iii) Company Shares that are held by a holder who is entitled to appraisal rights under Cayman Islands law and who has delivered to Apco a written objection to the Merger pursuant to Cayman Islands law) shall be converted into the right to receive $14.50 in cash, without interest.
In connection with the proposed Merger and required shareholder approval, Apco filed a preliminary proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) and will deliver a definitive proxy statement to its shareholders. We plan to complete the Merger promptly after our shareholders approve and adopt the Merger Agreement at an extraordinary general meeting and after the satisfaction or waiver of all other conditions to the Merger. We currently anticipate that the Merger will be completed in the fourth quarter of 2014. However, there can be no assurances that the Merger will be completed at all or, if completed, that it will be completed in the fourth quarter.
Apco has agreed, among other things, (i) not to initiate, solicit or knowingly encourage or knowingly facilitate alternative acquisition proposals or inquiries relating to alternative acquisition proposals from third parties and (ii) other than informing third parties of the existence of the non-solicitation provisions of the Merger Agreement, not to engage in any negotiations or discussions with, or furnish non-public information, to any third party who has made or in response to an alternative acquisition proposal or an inquiry relating to an alternative acquisition proposal. Apco is permitted substantially contemporaneously with the public announcement of the Merger Agreement to waive the “don’t ask/don’t waive” provisions of any standstill provision contained in any confidentiality agreement in effect as of October 2, 2014 but is obligated to disclose to Parent the identity of any party receiving the benefit of such waiver.
Prior to the approval of Apco’s shareholders, (i) Apco may, subject to compliance with certain obligations set forth in the Merger Agreement, terminate the Merger Agreement to enter into a definitive agreement to accept a Superior Offer (as defined in the Merger Agreement), and (ii) the board of directors of Apco may change its recommendation to Apco’s shareholders regarding adopting the Merger Agreement (an “Adverse Recommendation Change”) if the board of directors of Apco determines in good faith after consultation with its outside legal advisers that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties, in each case, subject to customary matching rights in favor of Parent.
The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the absence of certain legal impediments to the consummation of the Merger, (ii) the adoption of the plan of merger by the shareholders of Apco holding two-thirds or more of the Company Shares, (iii) the absence of a material adverse effect on Apco since the date of the Merger Agreement and (iv) the consummation of certain transactions pursuant to the Irrevocable Offer, dated October 2, 2014, from Parent to WPX Energy, Inc., a Delaware corporation and the majority shareholder of Apco(“WPX”), pursuant to which WPX has agreed to sell its interests in Apco Argentina, S.A. and Northwest Argentina Corporation to Parent. In connection with Apco and Parent entering into the Merger Agreement, WPX, holding 69 percent of the Company Shares, has entered into a power of attorney, which among other things, grants to a designee of Parent the power to vote WPX’s Class A shares in Apco in favor of the approval and adoption of the plan of merger unless the Merger Agreement is terminated pursuant to its terms.
The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature. The Merger Agreement also contains customary pre-closing covenants, including the obligation of Apco to conduct its business in the ordinary course and to refrain from taking certain specified actions without the consent of Parent.

Index

The Merger Agreement contains certain termination rights for both Apco and Parent including, among others, (i) by Apco, in the event Apco enters into a definitive agreement with respect to a Superior Offer, and (ii) by Parent, if, at any time prior to the approval by Apco’s shareholders, there has been an Adverse Recommendation Change. Upon termination of the Merger Agreement under specific circumstances, Apco will be required to pay Parent a termination fee equal to $15.5 million. Among other things, if the Merger Agreement is terminated in connection with Apco entering into a definitive agreement with respect to a Superior Offer, Apco is required to pay to Parent the termination fee immediately prior to or concurrently with termination of the Merger Agreement. In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before July 2, 2015.
The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to our Form 8-K filed on October 3, 2014.

Overview of Three and Nine Months Ended September 30, 2014
During the three and nine-month periods ended September 30, 2014, net income attributable to Apco Oil and Gas International Inc. was $12.6 million and $22.8 million, respectively, compared with a net loss of $6 million and net income of$17.4 million for the same periods in 2013. Net income was higher for the third quarter and first nine months of 2014 primarily due to the combination of greater operating revenues during 2014 and the absence of a $13.7 million non-cash deferred income tax expense recorded in third quarter 2013 related to new tax legislation enacted by the Argentine government. The increase in operating revenues during the third quarter and first nine months of 2014 compared with the same periods of 2013 is primarily a result of increased oil volumes from successful exploration activities in our Colombian operations. See additional discussion about these items in Results of Operations and Financial Condition and Liquidity below.

Outlook and Operations Update
For the remainder of 2014, we will continue to operate our business in the ordinary course with a focus on completing our development and exploration drilling campaigns planned for 2014. In Argentina, development drilling is ongoing in our properties in the Neuquén, Northwest and Austral basins. We also expect to conclude the installation of long-term production facilities during the fourth quarter to optimize production from our exploration discoveries in Colombia. We estimate these discoveries will have a significant impact on proved reserves and our standardized measure of discounted future net cash flows once fully assessed. The increase in capital expenditures planned for 2014 compared with recent years is due to drilling activity in Tierra del Fuego and greater exploration and development drilling in Colombia.
Oil price realizations in Argentina were temporarily impacted by the peso devaluation and economic conditions during the first quarter of 2014. Since then, oil prices returned to levels prior to the devaluation, or approximately $8 to $9 per barrel greater than the price realized in the first quarter, and reached approximately $83 per barrel in September. Despite the recent drop in world oil prices, we believe market conditions will continue to have a positive impact on oil and natural gas prices in Argentina because there is not sufficient hydrocarbon production to meet the demand for energy consumption in the country. In addition, the government lowered hydrocarbon export tax rates in October in response to falling world oil prices. We also began recognizing benefits from the Gas Plan II natural gas subsidy program during 2014. This hydrocarbon subsidy program provides an incentive for producers to make natural gas investments and increase natural gas production above base production levels to earn higher gas prices. Our oil price realizations in Colombia are based on Brent which has been declining since the end of third quarter.
For several years, Argentina has been involved in legal proceedings with certain investors which continue to seek payment of government bonds defaulted on in 2001. In June 2014, the U.S. Supreme Court declined to hear the Argentine government's appeal against a court ruling obligating Argentina to pay both exchange bondholders and the "hold-outs." At the end of July, court-ordered negotiations between hold-outs and Argentine officials failed. Argentina then missed a deadline to make interest payments to its exchange bondholders, and ratings agencies downgraded its debt in response. Until the situation is resolved, there will likely be further deterioration of the peso, increased inflation and continued impediments to access debt markets.
Government intervention, foreign-exchange and capital controls, the collection of revenues in pesos, and any further peso devaluation continue to present risks to future income levels expressed in U.S. dollars and the timing and value of repatriations of cash from our Argentine operations. Although our oil prices in Argentina are negotiated and denominated in U.S. dollars, we are paid in pesos, making our oil price realizations sensitive to currency devaluation. Furthermore, at the balance sheet date our net monetary assets and liabilities denominated in pesos are remeasured into our functional currency, which is the U.S. dollar, at the official exchange rate. In Argentina, a parallel market rate exists and was approximately 75 percent greater than the official exchange rate at September 30, 2014. For further discussion about our net monetary assets and liabilities denominated in pesos and the potential impact of changes in exchange rates, see, “Quantitative and Qualitative Disclosures about Market

Index

Risk – Commodity Price Risk – Inflation, Foreign Currency and Operations Risk – Economic and Political Environment” in Item 3 of this report.

Concession Contracts in Argentina - New Hydrocarbon Law
The primary term for the portion of the Entre Lomas concession located in Río Negro currently ends in 2016. Approximately one half of the Entre Lomas concession, including our largest producing field, is located in the province of Río Negro.  Formal negotiations with the province of Río Negro for the extension of the concession began in May 2013. The requirements for extension generally include the negotiation of a cash bonus payment, an increase to provincial production taxes, and a future expenditure program.
On October 31, 2014, Argentina passed a bill reforming the country's hydrocarbons law. The reforms are intended to attract new investment into the energy sector by standardizing taxation and licensing terms across provinces to improve transparency and stability. Among other things, the reform standardizes provincial production tax rates, concession periods, and defines parameters and procedures for concession extensions. Concessions can be renewed in 10-year increments, but continue to require provincial approval. In addition, the reformed law allows provinces 90 days from enactment of the new law to conclude outstanding extension negotiations, or terms of those negotiations will be subject to the new law. We expect to conclude negotiations with the province related to our Entre Lomas concession during the term established by the new law.
Prior to the expiration of the Coirón Amargo exploration permit in November 2014, we requested to keep all the acreage for a total evaluation period of up to five years under Argentine regulations. In order to retain the acreage, Apco and its joint venture partners will commit to future investments for unconventional drilling in the area. This proposal is pending formal governmental approval.

Index

Results of Operations

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2014, compared with the three and nine months ended September 30, 2013.  Please read this information in conjunction with the Consolidated Statements of Income and Comprehensive Income.

	For the three months ended September 30,
	2014	2013	$ Change from 2013	% Change from 2013
	(Thousands)
Total revenues	$46,336	$33,672	$12,664	38%
Total costs and operating expenses	35,045	27,651	7,394	27%
Operating income	11,291	6,021	5,270	88%
Investment income	5,817	4,482	1,335	30%
Income taxes	4,477	16,533	(12,056)	(73)%
Less: Net income attributable to noncontrolling interests	10	8	2	25%
Net income attributable to Apco	$12,621	$(6,038)	$18,659	(309)%

	For the nine months ended September 30,
	2014	2013	$ Change from 2013	% Change from 2013
	(Thousands)
Total revenues	$115,722	$110,741	$4,981	4%
Total costs and operating expenses	95,800	84,777	11,023	13%
Operating income	19,922	25,964	(6,042)	(23)%
Investment income	12,297	16,069	(3,772)	(23)%
Income taxes	9,396	24,588	(15,192)	(62)%
Less: Net income attributable to noncontrolling interests	21	30	(9)	(30)%
Net income attributable to Apco	$22,802	$17,415	$5,387	31%

Total Revenues
Total revenues for the three and nine-month periods ended September 30, 2014, increased by $12.7 million and $5.0 million, respectively, primarily due to the impact of increased oil sales from recent exploration success in Colombia, partially offset by less benefits realized from the Oil Plus hydrocarbon subsidy program in Argentina compared with the same periods in 2013. The following tables and discussion explain the components and variances in operating revenues.

Index

The three and nine-month comparisons of our oil, natural gas, and LPG sales volumes and average sales prices for our consolidated interests accounted for as operating revenues are shown in the following tables.

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Sales Volumes
Oil (bbls)	492,793	345,886	42%	1,191,877	1,106,669	8%
Natural gas (mcf)	1,588,947	1,508,785	5%	4,633,723	4,326,553	7%
LPG (tons)	2,254	2,365	(5)%	6,791	7,481	(9)%
Oil, Natural gas and LPG (boe)	784,068	625,102	25%	2,043,857	1,915,551	7%

Average Sales Prices
Oil (per bbl)	$80.90	$79.29	2%	$79.58	$77.40	3%
Natural gas (per mcf)	3.74	2.82	33%	3.71	2.94	26%
LPG (per ton)	170.08	181.83	(6)%	193.87	207.86	(7)%

Revenues ($ in thousands)
Oil revenues	$39,865	$27,425	45%	$94,846	$85,652	11%
Natural gas revenues	5,950	4,258	40%	17,210	12,704	35%
LPG revenues	384	430	(11)%	1,317	1,555	(15)%
	$46,199	$32,113	44%	$113,373	$99,911	13%

The volume and price changes in the table above caused the following changes to our oil, natural gas and LPG revenues as follows:

	Three months ended September 30,
	Oil	Gas	LPG	Total
	(Thousands)
2013 Sales	$27,425	$4,258	$430	$32,113
Changes due to volumes	11,883	300	(19)	12,164
Changes due to prices	557	1,392	(27)	1,922
2014 Sales	$39,865	$5,950	$384	$46,199

	Nine months ended September 30,
	Oil	Gas	LPG	Total
	(Thousands)
2013 Sales	$85,652	$12,704	$1,555	$99,911
Changes due to volumes	6,781	1,141	(134)	7,788
Changes due to prices	2,413	3,365	(104)	5,674
2014 Sales	$94,846	$17,210	$1,317	$113,373

Oil Revenues
The increase in Oil revenues during the third quarter and first nine months of 2014 is due to higher oil sales volumes compared with the same periods in 2013. The increase in volumes is primarily attributable to the impact of our exploration discoveries in Colombia.

Index

Although our oil prices increased during the third quarter and first nine months of 2014 compared with the same periods in 2013, our prices during the first nine months of 2014 were negatively impacted from the effects of devaluation of the Argentine peso in the first quarter.

Natural Gas Revenues
The increase in Natural gas revenues during the third quarter and first nine months of 2014 is due to the combination of higher sales volumes and prices compared with the same periods in 2013. As previously discussed, we began to recognize benefits from the Gas Plan II natural gas subsidy program during 2014. The Gas Plan II hydrocarbon subsidy program provides a price incentive for producers to direct investments to increase natural gas production, thereby reducing the government's energy import obligations. The program is designed to last for four years beginning from December 2013. We recorded approximately $431 thousand and $2.1 million in additional natural gas revenues during the third quarter and first nine months of 2014 for benefits accrued since the program's commencement. Absent the impact of this benefit, our realized natural gas prices would have been $3.47 and $3.26, for the third quarter and first nine months of 2014, respectively.

Other Revenues
Other revenues decreased by $1.4 million and $8.5 million during the third quarter and first nine months of 2014 compared with the same periods of 2013. The decrease is due to the utilization of fewer government tax credit certificates in Argentina from the Oil Plus hydrocarbon subsidy program. Although we have qualified and requested for additional tax credit certificates through the end of 2013, we cannot predict if the government will approve those certificates and if Apco will be able to realize any benefits from the program in the future. Apco did not meet reserve replacement criteria to qualify and earn credits during 2014. For further explanation regarding the hydrocarbon subsidy programs, see Note 1 - Basis of Presentation and Summary of Accounting Policies - Other Revenues - Government Tax Credit Certificates and Note 10 - Fair Value Measurements to our consolidated financial statements in Item 1 of this report, and MD&A - Oil and Natural Gas marketing - Hydrocarbon Subsidy Programs in Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2013.

Total Costs and Operating Expenses
During the third quarter of 2014, Total costs and operating expenses increased by $7.4 million compared with third quarter 2013 primarily due to higher production and lifting costs, greater depreciation, depletion and amortization expense, and an impairment of producing properties recorded in other expense. For third quarter 2014, increased oil volumes resulted in higher production costs compared with third quarter 2013. See additional discussion about depreciation, depletion and amortization expense below.
During the first nine months of 2014, Total costs and operating expenses increased by $11.0 million compared with the same period of 2013, partially due to the absence of a $3.6 million gain from recovery of past seismic expenses resulting from a farm-out agreement in 2013. Absent the gain from prior year, Total costs and operating expenses would have increased by approximately $7.4 million, primarily due to greater depreciation, depletion and amortization expense, partially offset by lower production and lifting costs and selling and administrative expense.  Notable variances for the comparable nine-month periods include the following:

•	Depreciation, depletion and amortization expense increased by $5.7 million due to higher weighted-average depreciation rates and increased sales volumes (see additional discussion below);

•
Taxes other than income increased by $2.8 million due to greater taxes incurred from higher operating revenues and increased taxes from the tax on dividends implemented by the Argentine government since third quarter 2013; and

•
Other expense increased by $5.9 million primarily due to declining forward oil prices resulting in an impairment of $1.6 million of certain marginal producing properties in Colombia. Additionally, the first nine months of 2013 benefited from the gain of $3.6 million recognized in other income attributable to a farm-out agreement in Colombia.

Index

Depreciation, Depletion and Amortization Expenses (“DD&A”)
The changes in our total volumes, DD&A average rates per unit and DD&A expense of oil and gas properties are shown in the following table:

	Three months ended September 30,		Change from 2013	% Change from 2013		Nine months ended September 30,		Change from 2013	% Change from 2013
	2014	2013				2014	2013
Consolidated sales volumes (Boe)	784,068	625,102	158,966	25%		2,043,857	1,915,551	128,306	7%
DD&A rate per Boe	$14.05	$12.50	$1.55	12%		$14.74	$12.70	$2.04	16%
DD&A expense (thousands)	$11,018	$7,814	$3,204	41%	(1)	$30,119	$24,320	$5,799	24%	(1)
 (1) Percentage totals may not sum due to rounding

The following table details the changes in DD&A expense of oil and gas properties due to changes in volumes and average rates.

	Three months ended September 30,	Nine months ended September 30,
	(Thousands)
2013 DD&A	$7,814	$24,320
Changes due to volumes	2,234	1,891
Changes due to rates	970	3,908
2014 DD&A	$11,018	$30,119

During third quarter 2014, the increase in our DD&A expense was primarily attributable to the growth in production volumes from our exploration discoveries in Colombia. During the first nine months of 2014, our weighted average DD&A rate increased due to the impact of a greater proportion of sales volumes on a barrel of oil equivalent basis from properties with DD&A rates that are higher than the weighted average rate experienced in the same period of 2013. In particular, horizontal drilling in Coirón Amargo and Bajada del Palo has resulted in increased volumes, but the DD&A rates applicable to those concessions are higher than our prior period's average rate. Additionally, our DD&A rates have increased as a result of a reduction in proved developed reserves experienced in the fourth quarter of 2013 due to downward revisions of previous estimates.

We continue working to obtain the ten-year concession extension for the portion of the Entre Lomas concession in Río Negro. We expect to experience a favorable effect on future DD&A rates beginning in periods when the extension is obtained as wells whose productive lives extend beyond 2016 will result in the addition of proved developed reserves.

Investment Income
Total investment income increased by $1.3 million for the third quarter 2014 compared with third quarter 2013 due primarily to higher Equity income from Argentine investment.  The quarter-over-quarter increase in our equity income is due primarily to higher net income driven by greater operating revenues of our equity investee, Petrolera.
Total investment income decreased $3.8 million for the first nine months of 2014 compared with the same period of 2013 due primarily to lower Equity income from Argentine investment.  Petrolera’s net income for the first nine months of 2014 was lower than the same period in 2013 as greater operating revenues were more than offset by higher operating costs including greater depreciation, depletion and amortization expense, higher foreign exchange losses and increased income tax expense. Partially offsetting these variances were higher natural gas sales volumes, and benefits earned by Petrolera from the Gas Plan II subsidy program.

Income Tax
Income tax expense decreased by $12.1 million and $15.2 million during the third quarter and first nine months of 2014 compared with the same periods of 2013 primarily due to the absence of a $13.7 million non-cash deferred income tax expense recorded in third quarter 2013 related to new tax legislation enacted by the Argentine government.

Index

We have recorded a valuation allowance based on our assessment of the positive and negative evidence for our ability to realize the deferred tax assets attributable to our operations in Colombia.  As a start-up operation, we have historically incurred losses related to exploration and production activity in Colombia. We have not previously recorded any benefit for deferred tax assets in Colombia since it was uncertain if our future activities in Colombia would generate sufficient taxable income to recognize the benefit of the deferred tax assets. In 2014, we expect to utilize the Colombia loss carryovers and we have removed the valuation allowance with respect to those carryovers. We continue to have a valuation allowance on other deferred tax assets in Colombia as their ultimate realization is less certain. We will continue to monitor the need for a valuation allowance in future periods. If our Colombian operations demonstrate a sustainable trend of favorable operating results, a reduction in the valuation allowance and a corresponding income tax benefit may result.

Index

Summary of Total Volumes, Sales Prices and Production Costs

The following table reflects our total sales volumes, average sales prices, and our average production costs per unit sold for the periods presented:

	Periods Ending September 30,
	Three Months		Nine Months
	2014	2013	2014	2013
Sales Volumes (1):
Consolidated interests
Crude oil and condensate (Bbls)	492,793	345,886	1,191,877	1,106,669
Gas (Mcf)	1,588,947	1,508,785	4,633,723	4,326,553
LPG (tons)	2,254	2,365	6,791	7,481
Barrels of oil equivalent (Boe)	784,068	625,102	2,043,857	1,915,551
Equity interests (2)
Crude oil and condensate (Bbls)	369,615	348,821	1,024,979	1,113,878
Gas (Mcf)	916,906	736,217	2,654,987	1,937,858
LPG (tons)	2,720	2,824	8,204	8,318
Barrels of oil equivalent (Boe)	554,352	504,665	1,563,751	1,534,462
Total volumes
Crude oil and condensate (Bbls)	862,408	694,707	2,216,856	2,220,547
Gas (Mcf)	2,505,853	2,245,002	7,288,710	6,264,411
LPG (tons)	4,974	5,189	14,995	15,799
Barrels of oil equivalent (Boe)	1,338,420	1,129,767	3,607,608	3,450,013

Total volumes by basin
Neuquén	1,034,142	916,924	2,913,665	2,788,477
Austral	138,250	155,576	405,604	462,567
Llanos	137,343	26,916	204,056	100,253
Others	28,685	30,351	84,283	98,716
Barrels of oil equivalent (Boe)	1,338,420	1,129,767	3,607,608	3,450,013

Average Sales Prices:
Consolidated interests
Oil (per bbl)	$80.90	$79.29	$79.58	$77.40
Gas (per Mcf) (3)	3.74	2.82	3.71	2.94
LPG (per ton)	170.08	181.83	193.87	207.86
Equity interests (2)
Oil (per bbl)	$82.98	$77.85	$78.09	$76.29
Gas (per Mcf) (3)	3.89	3.28	4.18	3.28
LPG (per ton)	218.72	173.89	253.11	191.29
Average Production Costs per Boe (4):
Production and lifting cost	$12.14	$13.72	$12.28	$13.57
Taxes other than income	$9.76	$9.20	$9.93	$9.13
DD&A	$14.05	$12.50	$14.74	$12.70
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

Index

(3) Gas prices presented above for the three and nine months ended September 30, 2014, include the impacts of benefits received from the Gas Plan II subsidy program. Gas prices without the subsidy for the three and nine-month periods would have been $3.47 and $3.26 per Mcf for our consolidated interests, and $4.04 and $3.50 per Mcf for our equity interests.
(4) Average production and lifting costs, taxes other than income and depreciation costs are calculated using total costs divided by consolidated interest sales volumes expressed in barrels of oil equivalent (“Boe”).  Six Mcf of gas are equivalent to one Boe and one ton of LPG is equivalent to 11.735 Boes.

Financial Condition
Outlook
Our cash flow from operations is highly sensitive to fluctuations in our oil price realizations. We derive more than 80 percent of our total product revenues from the sale of oil. Oil price realizations for crude produced and sold in Argentina are significantly influenced by Argentine governmental actions, and continue to be negotiated on a short-term basis. Oil price realizations in Colombia are based on Brent and adjusted for quality and locational basis differentials. We have historically not used derivatives to hedge price volatility.

Inflation in Argentina has been persistent for several years, and was estimated to be approximately 30 percent during the first nine months of 2014. Prior to 2013, the Argentine peso had not experienced a commensurate level of devaluation. This has resulted in considerable increases in our U.S. dollar cost of operations and capital expenditures. During 2013, the peso declined by 33 percent, with a significant amount of the devaluation impacting the second half of the year. In the first nine months of 2014, the peso declined by an additional 30 percent.

The effects of the sharp devaluation experienced in the first quarter 2014, including renegotiated oil prices and foreign exchange losses, have impacted the result of operations for both Apco and Petrolera in 2014. During the first four months of 2014, oil prices were renegotiated to lower the cost of hydrocarbon products in peso values. Since then, oil price realizations for our Medanito crude oil production have increased and averaged $83 per barrel during the third quarter. For additional discussion about the impacts of the devaluation, see "Result of Operations" and "Quantitative and Qualitative Disclosures about Market Risk - Economic and Political Environment" in Items 1 and 3 of this report.

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

We have agreed in our Merger Agreement with Pluspetrol that, among other things, we will not engage in certain kinds of transactions during the interim period between the execution of the Merger Agreement and the consummation of the Merger, including limitations on our ability to incur debt, issue securities and sell or acquire material assets. If we seek to engage in a restricted activity under these covenants, we are required to obtain the prior consent of Pluspetrol. We do not anticipate that these contractual limitations will adversely affect our ability to satisfy our liquidity needs during this interim period. We expect that cash generated from operating activities, including expected increases in cash flows from our Colombian operations, and cash on hand will be sufficient for the remainder of 2014 and to cover our operating and capital spending requirements. Our total capital expenditures are currently estimated to be approximately $90 million in 2014. In the fourth quarter of 2014, we anticipate spending approximately $30 million for remaining development and exploration activities planned for the year. As of September 30, 2014, our cash and cash equivalents balance was $24.8 million.

Potential risks associated with our anticipated levels of liquidity and planned capital expenditures include:

•	Further deterioration in the Argentine economy, including continued peso devaluation and restrictions on foreign-exchange and capital controls;

•	The uncertainty of amounts and timing of any cash bonus payments negotiated to obtain concession extensions;

Index

•	Lower than anticipated commodity price realizations, including the impact of declining Brent reference prices on our Colombian operations; and

•	Lower than expected levels of cash flow from operations.

Liquidity
Our primary sources of liquidity include cash generated from operations and cash and cash equivalents on hand. Our direct participation in those Neuquén basin properties in which we are partners with Petrolera, and dividends from our equity interest in Petrolera, are historically the largest contributors to our net cash provided by operating activities. In 2012 we began producing oil from our operations in Colombia, creating a source of cash flow outside of Argentina. Based on our forecasts, we expect to have sufficient liquidity from cash flow from operations and cash on hand to manage our business throughout 2014.

Of our total cash and cash equivalents balance of $24.8 million as of September 30, 2014, approximately $12.0 million was held in Argentine peso accounts measured at the peso to U.S. dollar official exchange rate of 8.43:1. Most of our peso funds are invested in short-term time deposits that earn approximately 20 percent interest. The remaining amount of our cash, or $12.8 million, was held in U.S. dollar accounts primarily outside of Argentina. See the effect of exchange rate changes on cash and cash equivalents during the nine-month period ended September 30, 2014, in our Consolidated Statement of Cash Flows in Item 1 of this report and in the cash flow analysis discussion below. Although peso devaluation has a negative impact on the U.S. dollar value of our cash held in Argentine pesos, the ultimate foreign currency gains or losses included in our results of operations depends on the impact of changes in exchange rates on our net monetary assets denominated in pesos.

Our liquidity is also affected by restricted cash balances that are pledged as collateral for letters of credit for exploration activities in Colombia.  As of September 30, 2014, $5.7 million of cash is considered restricted.  The restricted cash is invested in a short-term money market account with a financial institution. We expect to receive approximately $4.9 million as a return of collateral used for letters of credit during the remainder of 2014.

Cash Flow Analysis

	Nine months ended September 30,
	2014	2013
	(Thousands)
Net cash provided (used) by:
Operating activities	$43,798	$46,523
Investing activities	(59,874)	(28,895)
Financing activities	(2,000)	(25)

Operating Activities
Our net cash provided by operating activities totaled $43.8 million for the first nine months of 2014, compared with $46.5 million during the same period in 2013.  The change in cash provided by operating activities during the first nine months of 2014 compared with the same period of 2013 was primarily due to lower amounts collected from the Oil Plus program partially offset by greater cash flow from our Colombian operations.  During 2014, we received dividends from our Argentine investment in Petrolera paid in pesos equivalent to $3.2 million U.S. dollars, compared with $3.3 million U.S. dollars in 2013. Approximately $4.2 million U.S. dollar equivalent of dividends receivable as of September 30, 2014, were subsequently paid in pesos during October 2014.
Investing Activities
During the first nine months of 2014, we used $59.7 million for capital expenditures compared with $40.9 million during the same period in 2013.  The increase in capital expenditures in 2014 is primarily due to greater exploration drilling activity in Colombia. During the first nine months of 2013 we received proceeds of $8.4 million related to a farm-out in Colombia and $3.6 million as a return of collateral previously used for letters of credit, compared with $150 thousand paid as collateral for letters of credit during 2014.
Financing Activities
During the first nine months of 2014, we paid $2 million for repayments of long-term debt.

Index

In addition to the cash provided by and used in our operating, investing and financing activities, the effect of exchange rate changes on cash and cash equivalents was a decrease in value of $5.7 million during the nine-month period ended September 30, 2014, compared with a decrease in value of $3.4 million during the same period of 2013. See the effect of exchange rate changes on cash and cash equivalents in our Consolidated Statement of Cash Flows in Item 1 of this report.

Contractual Obligations

Our contractual obligations have decreased by approximately $14.6 million from our total obligations of $30.8 million as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as a result of drilling activities and payments of long-term debt during the first nine months of 2014.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance liquidity and capital resources.

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks as a result of changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk

We have historically not used derivatives to hedge price volatility. Oil sales price realizations for oil produced and sold in Argentina are significantly influenced by Argentine governmental actions. In the current regulatory environment, the combination of hydrocarbon export taxes and strict government controls over Argentine gasoline prices directly impacts price realizations for the sale of crude oil in the domestic Argentine market. As a result, our price is impacted more by government controls than changes in world oil prices.  Because our oil prices are negotiated on a short-term basis, we cannot accurately predict our future sales prices, and it is difficult for us to determine what effect increases or decreases in world oil prices may have on our results from our Argentine operations. Oil price realizations in Colombia are based on Brent and adjusted for quality and locational basis differentials.

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

Since the economic crisis of 2001 and 2002, when the value of the peso was suddenly reduced from an exchange rate of one peso to one U.S. dollar to an exchange rate of three pesos to one U.S. dollar, the Argentine economy has generally grown at strong rates ranging from two to ten percent annually. However, actual inflation escalated at rates ranging from 15 to 30 percent annually over the last several years. As a result of government efforts to support the value of the peso in this environment, the peso’s value has not declined in proportion to the level of actual inflation thereby substantially increasing the cost of living in Argentina and the U.S. dollar cost of our operations and capital expenditures in the country. Prior to 2013, the peso was not allowed to devalue in proportion to the actual inflation experienced in the country, resulting in capital flight out of Argentina due to a lack of confidence in the value of the peso at the official exchange rate. Inflation could be greater in 2014 than previous years as inflation was approximately 30 percent during the first nine months of 2014. In addition, the Central Bank of Argentina´s foreign reserves have declined from a recent high of approximately $52 billion dollars in the middle of 2011 to an estimated $28 billion as of September 30, 2014. Government subsidies during 2013 were approximately five percent of the Argentina gross domestic product.

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

An alternative way for companies to send money out of Argentina exists and consists of purchasing marketable securities in Argentina with pesos and selling them abroad in foreign currency. As of September 30, 2014, the implicit exchange rate derived from this type of transaction was approximately 75 percent above the official exchange rate. The resulting spread between such implicit exchange rate and the official rate of exchange is an indicator that further official devaluation of the Argentine peso may occur.

Index

At December 31, 2013, the peso to U.S. dollar official rate of exchange rate was 6.52:1.  At September 30, 2014, the official exchange rate was 8.43:1, representing a devaluation of approximately 30 percent during the first nine months of 2014. The devaluation of the peso experienced in the first nine months of 2014 resulted in foreign exchange losses of approximately $1.6 million in our operating income, and $2.2 million related to our equity income from our investment in Petrolera.  For additional discussion about the impacts of the devaluation on our results, see "Overview" and "Result of Operations" in Item 2 of this report.
Any further devaluation of the Argentine peso would likely result in foreign exchange losses to the extent of net monetary assets held by us in Argentine pesos that are translated on the balance sheet at the closing official exchange rate.  Additional peso devaluation could also impact our product price realizations and reduce our peso-denominated costs when measured in U.S. dollars. Although we cannot predict the outcome of any future peso devaluation, a devaluation could have a negative impact on our results of operations. As of September 30, 2014, our net monetary assets denominated in Argentine pesos was approximately $0.6 million.  Additionally, Petrolera had a balance of net monetary assets denominated in pesos of approximately $14.6 million as of September 30, 2014.

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
In October 2014, Argentina passed a bill to reform the country's hydrocarbons law. The reforms are intended to attract new investment into the energy sector by standardizing taxation and licensing terms across provinces to improve transparency and stability. Among other things, the reform standardizes provincial production tax rates, concession periods, and defines parameters and procedures for concession extensions. Concessions can be renewed in 10-year increments, but continue to require provincial approval.
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
In June 2014, the U.S. Supreme Court declined to hear the Argentine government's appeal against the court ruling. At the end of July, court-ordered mediated talks between hold-outs and a delegation of Argentine officials failed. Argentina then passed a deadline to make interest payments to its exchange bondholders, and ratings agencies downgraded its debt in response. International Swaps and Derivatives Association (ISDA) declared the situation a “credit event,” which will result in insurance payments and could potentially trigger acceleration of bond principal obligations. Until the situation is resolved there will likely be further deterioration of the peso, increased inflation and continued impediments to access debt markets.
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

Third-Quarter 2014 Changes in Internal Controls
There have been no changes during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation Related to the Merger

On October 23, 2014, a lawsuit was filed in the District Court of Tulsa County in the State of Oklahoma challenging the proposed Merger.  The action is captioned Michael Italiaander v. Apco Oil and Gas International Inc. et al., CJ-2014-04027.  It is a putative class action filed on behalf of purported shareholders of Apco and names the Company, its directors and WPX as defendants.  The complaint alleges that Apco’s directors breached their fiduciary duties to the Company’s shareholders by agreeing to sell Apco for inadequate consideration and by agreeing to improper deal protection terms in the Merger Agreement.  The complaint seeks, among other relief, declaratory and injunctive relief against the Merger and costs and fees. We believe the allegations in the lawsuit are without merit and intend to vigorously defend this matter.

One of the conditions to the closing of the Merger is that no governmental authority shall have issued any order which seeks to enjoin or otherwise prohibit, or has the effect of enjoining or otherwise prohibiting, the consummation of the Merger.  If the plaintiff is successful in obtaining an injunction prohibiting the completion of the Merger on the terms contained in the Merger Agreement, then such injunction may prevent or delay the Merger from becoming effective.

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

Risks Related to the Proposed Merger
We may not realize the potential benefits from our proposed Merger Agreement.
If the Merger Agreement is not adopted by our shareholders, or if the Merger is not completed for any other reason, our shareholders will not receive any payment for their Apco shares pursuant to the Merger Agreement. Instead, we will remain as a public company and Apco's shares will continue to be registered under the Exchange Act and listed and traded on NASDAQ. Under specified circumstances, we may be required to pay Parent the termination fee and/or reimburse Parent for certain fees and expenses. See “The Merger Agreement - Effect of Termination; Termination Fee” filed as Exhibit 2.1 to our Form 8-K filed on October 3, 2014. Additional risks related to the Merger include the following:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement and the possibility that Apco could be required to pay a $15.5 million fee in connection therewith;

•	the failure to satisfy the conditions to the consummation of the Merger;

•	business uncertainty and contractual restrictions during the pendency of the Merger;

•	adverse outcomes of pending or threatened litigation or government investigations;

•	the failure of the Merger to close for any other reason;

•	the amount of the costs, fees and expenses related to the Merger;

•	diversion of management’s attention from ongoing business concerns;

•	the effect of the announcement of the Merger on our business and customer relationships, operating results and business generally, including our ability to retain key employees;

•	risks that the proposed transaction disrupts current plans and operations; and

•	the possible adverse effect on our business and the price of our shares if the Merger is not completed in a timely fashion or at all.

Index

Item 6. Exhibits

2.1 – Agreement and Plan of Merger, dated as of October 2, 2014, by and among Pluspetrol Resources Corporation, Pluspetrol Black River Corporation and Apco Oil and Gas International Inc., (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2014).

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
(Registrant)

By:      /s/ Benjamin A. Holman
Chief Financial Officer, Chief Accounting Officer and Controller
(Duly Authorized Officer and Principal Accounting Officer)

November 4, 2014

Index

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of October 2, 2014, by and among Pluspetrol Resources Corporation, Pluspetrol Black River Corporation and Apco Oil and Gas International Inc., (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2014).

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